Form 10-K
period 1996-12-31
SENTRY TECHNOLOGY CORP
filed 1997-03-31
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 1-12727
                                -----------------

                          SENTRY TECHNOLOGY CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                            96-11-3349733
 (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                350 WIRELESS BOULEVARD, HAUPPAUGE, NEW YORK 11788
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 232-2100

       Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
TITLE OF EACH CLASS:                                  ON WHICH REGISTERED:

Common Stock, $.001 par value                         American Stock Exchange

Class A Preferred Stock, $.001 par value              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $28,034,000, based upon the closing price of the Common Stock on the American Stock Exchange on that date. At March 25, 1997, the Registrant had outstanding 9,643,685 shares of Common Stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I


ITEM 1.   BUSINESS.

RECENT DEVELOPMENTS

     At a special meeting of shareholders of Knogo North America Inc., a Delaware corporation ("Knogo"), held on February 12, 1997, and a special meeting of shareholders of Video Sentry Corporation, a Minnesota Corporation ("Video"), the shareholders of Knogo and the shareholders of Video approved the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of November 27, 1996, as subsequently amended (the "Merger Agreement"), by and among Knogo, Video Sentry Technology Corporation, a Delaware corporation (the "Registrant," the "Company" or "Sentry"), Strip Merger Corp., a Delaware corporation ("Knogo Merger Corp."), and Viking Merger Corp., a Minnesota corporation ("Video Merger Corp."), and the transactions contemplated thereby.

     Pursuant to the Merger Agreement, on February 12, 1997 (the "Effective Date"), each of Knogo and Video became a wholly-owned subsidiary of Sentry, with
(a) each former Knogo shareholder being entitled to receive one share of Sentry Common Stock, par value $.001 per share ("Sentry Common Stock"), and one share of Sentry Class A Preferred Stock, par value $.001 per share ("Sentry Class A Preferred Stock"), for each 1.2022 shares held of Knogo Common Stock, par value $.01 per share, and (b) each former Video shareholder being entitled to receive one share of Sentry Common Stock for each share held of Video Common Stock, par value $.01 per share. This series of transactions is referred to herein collectively as the "Merger."

     The Company was incorporated in October 1996. The Merger was accounted for under the purchase method of accounting. Although Video shareholders have a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles requires consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. As a result of these factors, further described in Note 1 to the Consolidated Financial Statements, and solely for accounting and financial reporting purposes, the Merger will be accounted for as a reverse acquisition of Video by Knogo. Accordingly, the financial statements of Knogo are the historical financial statements of Sentry and the results of Sentry's operations will include the results of operations of Video Sentry after the Effective Date. Therefore, the financial information included in Items 6, 7 and 8 of this Form 10-K include the results only of Knogo.

GENERAL

     Sentry is a holding company for Video and Knogo and their respective subsidiaries. Accordingly, the business of Sentry is the business conducted by Video and Knogo and their respective subsidiaries. Prior to the Effective Date, Sentry had not conducted any business activities, other than those incident to its formation, its execution of the Merger Agreement and related agreements, and the taking of other actions in connection with the Merger.

VIDEO

     Video designs, manufactures, markets, installs and services a programmable traveling closed circuit television ("CCTV") surveillance system that delivers a high quality video picture which is used in a wide variety of applications. Video was founded in 1990 and made its first sales in 1992.

     Video's proprietary CCTV system, called SentryVision, is well suited for loss prevention surveillance in retail stores and distribution centers and security surveillance for monitoring and deterring illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities and public transit terminals. Video's SentryVision system may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 1996, Video's system had been installed in approximately 265 customer locations nationwide. Current customers include Lowe's Home Centers, Target Stores, Eckerd Corporation, Mills Fleet Farm, Estee Lauder and TJ Maxx. The Company believes that by expanding surveillance coverage Video's systems have enabled customers to significantly reduce inventory shrinkage, increase shoplifter apprehension rates and improve merchandising flexibility. Based on the price of its system and the experience of Video's customers to date, the Company believes Video's system is a cost-effective loss prevention solution which can improve the profitability of its customers.

     The Registrant believes that Video's SentryVision system is the only proven, commercially accepted, traveling CCTV system currently available. The SentryVision system consists of two CCTV cameras mounted on a camera carriage assembly designed to move horizontally through a tinted enclosure that conceals the camera's location. The system's unique, cable-free design allows the camera to move freely and rapidly through the enclosure while transmitting a continuous video signal to provide increased surveillance coverage. The Registrant believes the major advantage of Video's traveling surveillance system over conventional fixed-mount or pan/tilt/zoom ("PTZ") dome surveillance cameras is the system's ability to provide uninterrupted security monitoring and surveillance over large areas and over areas which have numerous visual obstructions, often at a lower system cost. The SentryVision system permits the monitoring of activities in areas that traditionally have been difficult to monitor, such as aisles with overhead signs, hidden corridors, areas between vehicles, and other obstructed areas. The system is configured to meet each customer's specific surveillance needs and is often integrated with the customer's existing peripheral surveillance equipment.

KNOGO

     Knogo is engaged in the design, manufacture, sale, installation and servicing of a complete line of electronic article surveillance ("EAS") equipment. Knogo was incorporated in Delaware in August 1994, while its corporate predecessor had been in business for nearly 30 years. Knogo was created in connection with an Amended and Restated Agreement and Plan of Merger (the "Sensormatic Merger Agreement"), dated as of August 14, 1994, among Sensormatic Electronics Corporation ("Sensormatic"), Knogo Corporation (the "Knogo Predecessor") and Knogo. Pursuant to the Sensormatic Merger Agreement, the Knogo Predecessor merged with and into Sensormatic on December 29, 1994 (the "Sensormatic Merger"). Immediately prior to the Sensormatic Merger, the Knogo Predecessor contributed to Knogo all of the Knogo Predecessor's operations in the United States, Canada and Puerto Rico (the "Territory") and distributed one share of common stock of Knogo for each share of common stock of the Knogo Predecessor held of record immediately prior to the Sensormatic Merger (the "Spinoff").

     Certain information in this Annual Report on Form 10-K is presented as if the Sensormatic Merger and Spinoff were consummated on March 1, 1992. In addition, at the time of the Spinoff, Knogo changed its fiscal year end from February 28 to December 31.

     The EAS systems which Knogo manufactures are based upon three distinct technologies. One system, the Swept Radio Frequency ("Swept RF") system, uses medium frequency transmissions in the two to nine megahertz range. The second system, the Dual Radio Frequency ("Dual RF") system, uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. The third system, Micro-Magnetics ("MM"), uses very low frequency electromagnetic signals in the range of 218 hertz to 9 kilohertz. Knogo also manufactures a non-electronic dye-stain pin ("KnoGlo(TM)"). In addition, Knogo markets a closed circuit television system, or ("CCTV"), known as "The KNOGO Surveillor(TM)." Effective April 1, 1996, Knogo became an authorized distributor of the library security systems and related products of Minnesota Mining and Manufacturing Company ("3M").

     Of Knogo's bookings in the Territory for the year ended December 31, 1996 approximately 30% were attributable to the MM System, 15% to the Swept RF system, 16% to the Dual RF system, 2% to the KnoGlo(TM) system,14% to the 3M library security systems and 23% to the CCTV system. For the year ended December 31, 1995 approximately 48% were attributable to the MM system, 21% to the Swept RF system, 13% to the Dual RF system, 2% to the KnoGlo(TM) system, 4% to the Express system (a self-check system for libraries ("Express") which was sold by Knogo in March 1996) and 12% to the CCTV system. For the 10 month period ended December 31, 1994, and the year ended February 28, 1994, respectively, approximately 20% and 40% of Knogo's bookings in the Knogo Territory were attributable to the Swept RF system, 23% and 19% to the Dual RF system, 43% and 32% to the MM system, 3% and 2% to the KnoGlo(TM) system, and 11% and 7% to the CCTV system, respectively. Knogo's bookings represent the gross value of orders accepted.

     The principal application of Knogo's products is to detect and deter shoplifting and employee theft in supermarket, department, discount, specialty and various other types of retail stores including bookstores, video, liquor, drug, shoe, sporting goods and other stores. The use of these products reduces inventory shrinkage by deterring shoplifting, increases sales potential by permitting the more open display of greater quantities of merchandise, reduces surveillance responsibilities of sales and other store personnel and, as a result, increases profitability for the retailer. In addition, Knogo's EAS systems are used in non-retail establishments to detect and deter theft, in office buildings to control the loss of office equipment and other assets, in nursing homes and hospitals for both asset and patient protection, and in a variety of other hard goods applications.

     Knogo has continued to devote resources to the development of its EAS business in the supermarket sector, a relatively untapped market among retail users of loss prevention devices. While revenues in this market have been modest relative to those produced in Knogo's traditional markets, the Company believes that this market offers considerable potential for growth.

     Knogo has also devoted resources to the development of its asset protection business in non-traditional areas, particularly in the area of manufactured hard goods such as printed circuit boards, computer processor and memory chips and related components. While no significant revenue has been received to date in connection with this line of business, the Company believes the potential for growth in this market is considerable.

THE SENTRYVISION SYSTEM

     The SentryVision system consists of a camera carriage unit, a continuous tinted enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries two pan/tilt/zoom CCTV cameras, electronic transmission components and a motor drive. The carriage track and enclosure are designed to custom lengths for more complete viewing. Using Video's patented transmission technology, the carriage unit transmits a video signal from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as videocassette recorders, alarm inputs, pan/tilt/zoom camera and lens control, monochrome or color cameras, and voice intercom systems.

     The SentryVision system typically employs two cameras facing opposite directions and operates at variable speeds up to 15 feet per second. The system is designed to allow three control modes: manual control, automatic patrol, or automated control. In the manual control mode, the combination of carriage movement, camera pan, tilt and zoom features, and the ability to view from each side of the enclosure, enables the user to manually follow and record persons engaging in suspected activities from a central control station. When engaged in the automatic patrol mode, the carriage will automatically travel through pre-programmed "tours" of a facility, affording precise camera views of intended target locations. The Company anticipates that tours may be programmed for full end-to-end facility observation, random view facility observation, or user-defined facility observation with a series of stops at precise locations focusing on precise views. Under an automated control mode, the system would be operated as a component in an automated control system. This configuration enables the system to respond to control commands provided externally to the system through a serial interface port. In addition, the SentryVision system utilizes the RS-232 communication protocol, which allows Video's carriage control to be integrated with any industry standard controller.

     The SentryVision carriage was designed and manufactured to provide a number of different options and features that can be applied to customer specific applications. Available options include 30 degree panning, black and white (low light) cameras and 10x or 12x lens upgrades. These features are offered to customers as value-added upgrades to the standard carriage.

     The Company is in the process of developing a unique point of sale ("POS") video control system which utilizes the automated control mode of the SentryVision system. This automated control system is designed to extract transaction information from on-site retail POS terminals, monitor the transactions for exceptions to standard transactions, analyze occurrences of repeated exceptions for abnormal activity by specific cashiers, and then trigger the SentryVision system to capture the suspect activity on video tape, overlaying real-time register transaction information on the closed circuit video picture. The SentryVision system's ability to provide precise overhead views of register terminals when automatically triggered by POS activity is expected to differentiate this product in the market. Video's POS system has been installed in a store for customer testing.

     Retail Market Applications. Video sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, the Company has identified a number of specific market segments for which Video's SentryVision systems are well suited for loss prevention surveillance, including home centers, mass merchandise chains, supermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers. In addition, the Company believes that fraud detection at the cash registers will be a significant new application area with the introduction of Video's POS system.

     Video's system is typically installed in retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Video specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with the SentryVision system. The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting or employee theft. The SentryVision system is installed near the ceiling along the rows of cash registers and between the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Video's current installations indicate significant improvements in detecting shoplifting and employee theft. Customers using Video's system have reported significant reductions in theft-related inventory shrinkage. The Company expects to expand Video's product line for loss prevention surveillance in retail stores by adding Video's innovative POS video surveillance system.

     o Home Centers. Video has installed systems in 168 store locations for four customers in the home center segment of the retail market. Home centers represent Video's fastest growing market segment. In the past three years, Video's system has been installed in 143 locations for Lowe's Home Centers, a 405 store chain, and in 23 locations for Mills Fleet Farm, a 32 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage, with Lowe's Home Centers choosing to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system. Video received Security magazine's "Best" award for New Security Installation in June 1994 for its installation in the Mills Fleet Farm store in Brooklyn Park, Minnesota. In addition Mills Fleet Farm has one store with Video's POS system integrated with a SentryVision system over the cash registers.

          According to industry publications, the home centers market consists of approximately 5,100 companies operating over 20,000 stores in the United States, with the top ten companies operating over 5,500 stores. Typical systems for home centers installations range in price from $20,000 to $30,000 for smaller stores and from $80,000 to $150,000 for larger stores requiring more carriage runs to provide adequate coverage.

     o Mass Merchandise Chains. Video has installed systems in 23 store locations for six customers in this segment, including Target Stores and TJ Maxx. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. According to industry publications, in 1996 the mass merchandise market in the United States had approximately 140 companies operating over 10,000 store locations, with the top nine companies operating approximately 7,400 of these stores. Typical systems for mass merchandise stores range in price from $20,000 to $30,000 for smaller stores or target coverage areas and from $90,000 to $130,000 for large systems.

     o Supermarkets. Video has installed systems in 19 store locations for seven supermarket customers. The targeted coverage in most of these installations has been the entire retail space. The supermarket segment of the market is very fragmented in the United States. According to industry publications, in 1996 approximately 2,000 companies operated nearly 35,000 stores, with over half of those companies having fewer than four stores. The top 28 companies operate more than half of the total stores. Typical systems for supermarket installations range in price from $15,000 to $20,000 for smaller stores to $40,000 to $50,000 for larger stores.

     o Drug Stores. Video has installed 24 systems for two drug store customers, including a major national drug store chain of approximately 1,750 stores. The targeted coverage area for this customer is the entire store. According to industry publications, in 1996 the drug store market consisted of approximately 1,500 companies operating approximately 21,000 stores. Typical systems for the drug store market range in price from $15,000 to $25,000 for smaller stores and from $40,000 to $50,000 for larger stores.

     o Distribution Centers. Video also provides loss prevention surveillance for retail distribution centers and warehouses, and has installed systems in 27 distribution centers for 14 different customers. Traveling through a facility from an overhead position, Video's system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs. Even though the potential number of retail distribution centers is much smaller than the related number of store locations, the Company believes that such distribution center installations, in addition to providing an important revenue source, provide a potential point of entry into the retail stores of a number of major retailers. Typical systems for distribution center installations range in price from $40,000 to $50,000 for a small system to over $200,000 for a large system.

     o Security Surveillance. Video has installed systems in three parking garages for two customers. The coverage area is the total parking ramp including in and around the parked cars. In addition, Video has installed one system in a bus terminal to provide coverage of the maintenance area of the garage. Video has made proposals to correctional facilities, airport terminals, airport baggage handling and baggage claim areas as well as airport parking facilities.

     While the security surveillance and operation and process monitoring markets may significantly benefit from the increased security, surveillance and monitoring provided by Video's system, such applications have been limited to date. The Company believes future orders in these additional markets may be characterized by long lead times between proposals and shipments, and that marketing and other related expenses may be incurred in periods prior to the recognition of any matching sales.

     Video's customers include five of the top 20 United States retailers. According to STORES magazine, the top 20 retailers have approximately 45,000 stores. The Company's strategy is to build on Video's initial retail sales by implementing a direct sales program targeting the retail market, including the top 100 United States retailers.

     Although the composition of Video's largest customers has changed from year to year, a significant portion of Video's sales has been attributable to a limited number of major customers in each of the past three years. In 1996, Lowe's Home Centers and TJ Maxx accounted for 74% and 11%, respectively, of Video sales. Lowe's Home Centers and Mills Fleet Farm accounted for 67% and 12%, respectively, of Video's sales in 1995 and 33% and 48% in 1994.

     No other customers accounted for more than 10% of Video's sales during 1996, 1995 or 1994. While the Company believes that one or more major customers could account for a significant portion of Video's sales for at least the next two years, the Company anticipates that Video's customer base will continue to expand and that in the future Video will be less dependent on major customers.

EAS SYSTEMS

     EAS systems consist of detection devices which are triggered when articles or persons tagged with wafers or tags pass through the detection device. The principal application of the Swept RF and Dual RF systems is to detect and deter theft of soft goods such as clothing, while the MM systems are primarily used to detect and deter the theft of hard goods including packaged goods and books.

     At December 31, 1996, the approximate number of Knogo's Swept RF and Dual RF systems sold or leased in the Knogo Territory exceeded 13,300. At that date, the approximate number of Knogo's MM systems sold or leased in the Knogo Territory exceeded 9,200.

Swept and Dual Radio Frequency Detection Systems

     Knogo manufactures and distributes the Swept RF system, the principal application of which is to detect and deter shoplifting and employee theft of clothing in retail establishments. Knogo also manufactures and distributes the Dual RF system, a particularly useful and cost efficient EAS system for soft-goods retail stores with wide mall-type exit areas which ordinarily would require multiple Swept RF systems for adequate protection. The Swept RF and Dual RF systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling and mounted in or on the floor for a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags, containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Swept RF systems or installation of one or more Dual RF system, Knogo has the ability to protect any size entrance or exit.

     Tags are manufactured in a variety of sizes and types and are attached directly to the articles to be protected by means of specially designed fastener assemblies. A tag is removed from the protected article, usually by a clerk at the checkout desk, by use of a decoupling device specially designed to facilitate the removal of the fastener assemblies with a minimum of effort. Removal of the tag without a decoupler is very difficult and unauthorized removal will usually damage the protected article and thereby reduce its value to a shoplifter. Optional reminder stations automatically remind the store clerk, by means of audiovisual indicators, to remove the tag when the article is placed on the cashier's desk.

     Swept RF and Dual RF systems generally have an economic useful life of six years (although many of Knogo's systems have been operating for longer periods), have a negligible false alarm rate and are adaptable to meet the diversified article surveillance needs of individual retailers.

Magnetic Detection Systems

     The primary application of MM systems is to detect and deter theft in "hard goods" applications such as supermarkets, bookstores and in other specialty stores such as video, drug, liquor, shoe, record, sporting goods and similar stores.

     MM systems use detection monitors which are activated by electromagnetically sensitized strips. The MM targets are typically attached to the articles to be protected when price tags are affixed and are easily camouflaged on a wide array of products. The detection monitors used by the MM systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced, making them suitable for a variety of retail applications. In addition, the MM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected, which is a particularly desirable feature for use with items such as books, compact discs, CD Roms and videotapes, which may be "checked-out" and later returned. Accurate deactivation is also very important when the item to be protected is a personal accessory that will be carried by its owner from place to place, such as pocket books, pens, lipstick, shoes and camera film and cameras.

     The MM system offers retailers several features not available in Swept RF and Dual RF systems. Since the target is very small, relatively inexpensive and may be inserted at the point of manufacture or packaging, it provides retailers with a great deal of flexibility and is practical for permanent attachment to a wide variety of hard goods, especially low profit-margin products. The target can be automatically deactivated at check-out, eliminating the risk of triggering alarms when merchandise leaves the store and saving sales personnel valuable time. Since the targets can be incorporated directly into a price tag, they are convenient to use.

OTHER LOSS PREVENTION PRODUCTS

KnoGlo(TM)

     KnoGlo(TM), a non-electronic, dye-stain pin, releases an indelible liquid when tampered with. Used with passive locking mechanisms without electronics, KnoGlo(TM) is often a retailer's first step in loss prevention. KnoGlo(TM) is also employed in stores with EAS systems as an extra layer of protection. Such protection is useful in problem areas (near mall door openings, for example) or where users must maximize selling space.

Closed Circuit Video Systems

     "The KNOGO Surveillor(TM)" enhances the protection of retail stores from shoplifting and employee theft by providing retailers with optical surveillance of the premises. The Company believes that, while less profitable than traditional EAS products, the CCTV complements its other EAS systems and provides retailers with further protection against internal employee theft and external shoplifting activities. The CCTV can also be electronically connected to the EAS system, causing a video record to be generated when an alarm is indicated. Knogo does not manufacture its Surveillor(TM) product, but installs it from parts purchased from Knogo's vendors.

PRODUCTION

Video

     Video's manufacturing operations consist primarily of the assembly of its camera carriages and control units using materials and manufactured components purchased from third parties. Video is not dependent upon any particular supplier for these materials or components. Some parts are stock, "off-the-shelf" components, and other materials and system components are designed by Video and manufactured to Video's specifications. Prior to the Merger, final assembly operations were conducted at the Company's facilities in Eden Prairie, Minnesota. System components and parts included cameras, circuit boards, electric motors and a variety of machined parts. Each system component undergoes a quality assurance check by Video prior to its shipment to an installation site. Video is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

     After the merger, Sentry plans on manufacturing in its Cidra, Puerto
Rico plant many of the manufactured components currently purchased from third parties. This will allow Sentry to increase the quality of manufacture as well as the manufacturing margin realized on its goods.

     Product installation and service are performed and monitored by the Company's experienced customer service department. Installations typically take from three days to three weeks and consist of mounting the enclosures, installing the controller unit, installing the carriage assembly, and connecting control and transmission cables to the central monitoring location. Items such as high voltage power termination wiring are typically the responsibility of the end user.

KNOGO

     Knogo produces at the Company's facilities in Cidra, Puerto Rico and, to a lesser extent, Hauppauge, New York, or purchases through suppliers, its Swept RF, Dual RF and MM, KnoGlo(TM), and CCTV systems or their components. Production consists of assembling electronic and mechanical components and printed circuitry which Knogo purchases from various suppliers. Knogo's specially designed tools, plastic cases for the tags, and the target bands used in Knogo's system for patient and personnel control, are produced to Knogo's specifications by independent contractors using existing molds and tooling. Knogo is not dependent on any one supplier or group of suppliers of components for its systems. The Company's policy is to maintain Knogo's inventory at a level which is sufficient to meet projected demand for its products. The Company does not anticipate any difficulties in continuing to obtain suitable components for Knogo at competitive prices in sufficient quantities as and when needed.

     Knogo manufactures and sells to Sensormatic certain electronic article surveillance products pursuant to a Supply Agreement, dated as of December 29, 1994 (the "Supply Agreement"). Under the Supply Agreement, for a period of 30 months after December 29, 1994, products valued at a minimum of $24 million are required to be supplied to Sensormatic's operations outside North America. Once the Supply Agreement terminates, Knogo will have to replace the lost volume in order to maintain profitable margins in its manufacturing operations. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In January 1996, Knogo acquired a controlling interest in K&M Converting Corp. ("KMCC"). KMCC is a joint venture entered into with Marian Rubber Products Co., Inc. ("Marian"). KMCC is the exclusive converter of magnetic material into disposable targets or labels used in Knogo's EAS systems.

MARKETING

VIDEO

     Historically, Video's systems were marketed in the United States primarily through the efforts of Video's former President and one direct salesperson. Since the Effective Date, the Company has begun marketing Video's products jointly through combined efforts with Knogo's direct sales force indicated below.

KNOGO

     The Company markets Knogo's products through the direct efforts of approximately 30 salespersons located in selected metropolitan areas across the United States and Canada. Knogo's customers include some of the major retail stores and store chains in North America.

     Knogo's EAS systems are marketed on both a direct sales and lease basis, with direct sales representing approximately 85% of the business. The terms of the standard leases are generally from one to five years. The sales prices and lease rates vary based upon the type of system purchased or leased, number and types of targets included, the sophistication of the system employed and, in the case of a lease, its term. In the case of the MM systems, detection targets which are permanently attached to the item to be protected are sold to the customer even when the system is leased. Therefore, in the case of either a sale or lease of an MM system, as the customer replenishes its inventory, additional targets will be required for those items to be protected. The Company also markets a more expensive, removable, reusable detection tag for use with Knogo's MM systems on certain products such as clothing and other soft goods.

     In keeping with industry practices, the Company also selectively offers EAS systems on a deferred billing arrangement and, in some instances, on a short-term introductory basis. At the end of such period the retailer has the option to lease or purchase the equipment.

     During the year ended December 31, 1996, Knogo placed in service in the Territory 945 Swept RF, Dual RF, and MM systems. The Company does not believe that the loss of any one Knogo customer would have a material adverse effect on the Company's business.

     The Company believes that the supermarket industry is a major potential market in North America for EAS systems, and believes Knogo's technology and service capabilities give the Company an important advantage in the supermarket sector.

     Historically, the supermarket industry in North America has been reluctant to accept EAS for a number of reasons. The Company believes these include: relatively high product turnover, low average selling prices and low profit margins that have made the cost of targets and tagging appear prohibitive; the belief on the part of supermarket management that theft was a relatively low percent of costs; and the desire to not slow the checkout process and thus increase labor expense or customer dissatisfaction. However, as bar code scanning and other management and accounting systems improved in supermarkets, supermarket managements were able to see that theft of a relatively narrow range of products, namely health and beauty products, wine and liquor, cigarettes, film, batteries and meats, were causing most of the loss of margin from theft, and that protection of these products could in fact be economical. All EAS suppliers have devoted considerable resources to this market area with increasingly positive results, measured in terms of the supermarket industry trade press, customer interest and installations. As the installed base of EAS systems in supermarkets grows, theft will shift to unprotected stores. This, and a proven financial return on investment, may increase demand rapidly.

     The Company believes the library market continues to be a significant growth market for magnetic technology. In March 1996, Minnesota Mining and Manufacturing Company ("3M") and Knogo entered into a strategic alliance to provide universal asset protection to libraries across North America. The Company believes that this strategic alliance will strengthen service to library customers.

     The agreement, effective April 1, 1996, permits Knogo to act as a distributor of all of 3M's library products, including the 3M Tattle-Tape(TM) Security Strips, detection systems, 3M SelfCheck System hardware and software and other 3M library materials flow management products and accessories to public, academic and government libraries. In addition, under the agreement 3M provides service and installation for all new and existing Knogo library customers throughout North America.

     In September 1995, Knogo and Asset Management Technologies ("AMT"), a loss prevention consultant to the computer industry, signed an exclusive marketing agreement to provide EAS technology services to the computer industry. Profits in the computer industry are often threatened by the theft of computer components, processor chips, memory modules ("SIMMS") and hard drives. An estimated 80% of the thefts are perpetrated by employees stealing from computer and computer component manufacturers and distributors. The Company and AMT believe that the integration of Knogo's EAS system into an overall loss prevention program in the computer industry would significantly curb such thefts. Knogo's marketing efforts in this area include the introduction of SecureBoard(TM) which the Company believes is the first EAS technology specifically engineered to meet the requirements of the computer and electronics industry.

     SecureBoard(TM) EAS Technology extends Knogo's expertise in loss prevention technology to the computer and electronics industry. Using this technology, licensed KNOGO ENABLED(TM) board manufacturers can embed EAS material into an internal layer of a printed circuit board, making SecureBoard(TM) the first EAS system to be compatible with high volume printed circuit board manufacturing processes. The resulting board has built-in theft prevention. Because the EAS material is deposited onto an internal layer of the board, it cannot be removed without destroying the board. SecureBoard(TM) is also compatible with magnetic detection systems already available from major EAS manufacturers, including Knogo. Knogo intends to license its technology to these manufacturers in return for royalty payments. No significant revenue was produced from this market in 1996.

SERVICE

     Installation, repair and maintenance services are performed primarily by the Registrant's personnel. All products sold or leased are covered either by a short warranty period or an extended warranty period. The Registrant also offers to its customers the option of entering into a maintenance contract with the Registrant or paying for service on a per call basis.

COMPETITION

     The Registrant operates in a highly competitive market with many companies engaged in the business of furnishing security services designed to protect against shoplifting and theft. In addition to EAS systems using the concept of tagged merchandise, such services use, among other things, conventional PTZ dome and fixed mount CCTV systems, mirrors, guards, private detectives and combinations of the foregoing. The Registrant competes principally on the basis of the nature and quality of its products and the adaptability of these products to meet specific customer needs and price requirements.

     To the Registrant's knowledge, there are several other companies that market, directly or through distributors, traditional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic, Checkpoint Systems, Inc., Minnesota, Mining and Manufacturing Company, Burle Industries, Inc., Pelco Manufacturing, Inc., Vicon Industries, Inc., Ultrak, Inc. and Panasonic Broadcast and Television Systems Company are the Registrant's principal competitors. Many of the Registrant's competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Registrant.

     In connection with the Spinoff and Sensormatic Merger, Knogo has agreed with Sensormatic that Knogo will not compete with Sensormatic in areas outside of the Territory through the period ending December 29, 1999.

PATENTS AND OTHER INTELLECTUAL PROPERTY

VIDEO

     Video holds a United States patent expiring in 2010, which covers the cable free transmission of the video signal to and from the carriage. This technology prevents degradation of the video signal which can result from movement and prolonged friction caused by the carriage. Video has also applied for corresponding foreign patents. The Company intends to seek patent protection on specific aspects of Video's SentryVision system. In addition, the Company intends to seek patent protection in the future for certain aspects of new systems which may be developed for Video. There can be no assurance that any patents applied for will be issued, or that the patent currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Video.

     The Company is not aware of any infringement of patents or intellectual property held by third parties. However, if Video is determined to have infringed on the rights of others, Video and/or the Company may be required to obtain licenses from such other parties. There can be no assurance that the persons or organizations holding desired technology would grant licenses at all or, if licenses were available, that the terms of such licenses would be acceptable to the Company. In addition, the Company could be required to expend significant resources to develop non-infringing technology.

     The Company is aware of an Australian patent and an Australian patent application describing certain aspects of a product which in some respects is similar to the SentryVision system. Video's patent attorneys have advised Video that the Australian patent and Australian patent application appear to have lapsed. To Video's knowledge, the holder of the Australian patent is not currently marketing, within the United States or Europe, the product covered by the Australian patent. In addition, no issued patents or patent applications corresponding to the Australian patent or the Australian patent application have been uncovered in the United States or any other foreign country.

     The Company is also aware of a British patent application from a third party disclosing aspects of a device which is in some respects similar to the SentryVision system. Video's patent attorneys have advised Video that the British patent application appears to have lapsed. In addition, no issued patents or patent applications corresponding to the British patent application have been uncovered in the United States or any other foreign country. To Video's knowledge, the applicant is not currently marketing the product described in the application.

     Video has also relied on the registration of trademarks and tradenames, as well as on trade secret laws and confidentiality agreements with its employees. While the Company intends to continue to seek to protect Video's proprietary technology and developments through patents, trademark registration, trade secret laws and confidentiality agreements, the Company does not rely on such protection to establish and maintain Video's position in the marketplace. The Company's management believes that improvement of Video's existing products, reliance upon trade secrets and on unpatented proprietary know-how, and the development of new products will be as important as patent protection in establishing and maintaining a competitive advantage.

KNOGO

     Knogo has 24 United States and Canadian patents and eight patent applications (four in the United States and four in Canada) relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Knogo in its Swept RF, Dual RF and MM systems,
(ii) various specific improvements used in Knogo's Swept RF, Dual RF and MM systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Knogo's EAS systems. Although patent protection is advantageous to Knogo, the Company's management does not consider any single patent or patent license owned or held by Knogo to be material to its operations, but believes that Knogo's competitive position ultimately will depend on its experience, know-how and proprietary data, engineering, marketing and service capabilities and business reputation, all of which are outside the scope of patent protection.

     Sensormatic and Knogo license certain patent rights and technology of the Knogo Predecessor to each other, for use in their respective territories, pursuant to the License Agreement dated December 29, 1994, entered into in connection with the Sensormatic Merger. In addition, Sensormatic has rights to manufacture and sell SuperStrip within the Territory.

RESEARCH AND DEVELOPMENT

VIDEO

     Historically, research and development has been conducted by Video's engineering, technical and support staff, and by independent contractors. These activities will be integrated with Knogo's research and development group in the future. Video's expenditures for research, development and engineering were $655,000, $607,000, and $352,000 during the years ended December 31, 1996, 1995 and 1994, respectively. To date, Video's research and development efforts have focused on developing and improving its traveling CCTV security surveillance system and incorporating POS controls into the system.

     During 1995, Video completed development of its second generation product known as the SentryVision system. This system is a microprocessor-driven product which employs the same video signal transmission technology used in Video's previous traveling system. The significant advancements of SentryVision include precise carriage position control, programmable camera movement and positioning, increased carriage speed control, a downsized enclosure and added cornering capabilities. A key addition provided in the system is a serial communication and control interface which enables control of the system by various external devices. In addition to the improved performance, this system is designed for reduced material, assembly, installation and service costs.

     The third generation of the SentryVision system ("SentryVision II") is currently in the research and development stage and is expected to replace the existing SentryVision system. SentryVision II is intended to offer broader applications in domestic markets, increased product compatibility for international markets, quality enhancements, substantial reductions in production costs, enhanced video performance and an upgraded software features.

     Video's other major research and development effort occurring during the past eighteen months is its POS control system. This system integrates POS control technology with the serial control interface provided with the SentryVision system. The development effort to date has included adaptations of its POS technology to large retail store environments, graphical user interface software for user programmability, exception analysis algorithms for prediction of abnormal transaction behavior and integration into the SentryVision system. The resulting combination will be a fully programmable real-time POS video control system.

     Research and development activities scheduled for 1997 include developing additional enhancements and features to the SentryVision system including motion detection capabilities, increasing compatibility of the POS video control system with a broader range of register types and designing a SentryVision dome camera. The SentryVision dome camera will be designed to incorporate Video's video picture and power transmission technology into a PTZ dome camera.

KNOGO

     At December 31, 1996, Knogo had 18 employees located in the United States engaged either full or part-time in research and engineering and product development. Knogo may from time to time retain consultants for specific project assistance. Because of the importance to Knogo of products to better serve the North American market and the improvement of its existing EAS products, Knogo engages in company-sponsored research and engineering relating to the completion of new products and the improvement of its existing EAS products. For the years ended December 31, 1996 and 1995, approximately $1,686,000 and $1,537,000, respectively, was expended on Knogo-sponsored research.

     Knogo is focusing its research, development and engineering efforts on those projects with the most potential for market growth in the Territory. During 1996 and 1995, Knogo re-engineered and newly designed the Knoscape(TM) line of electronic article surveillance systems. Offered in both magnetic and radio frequency versions, these new systems feature digital signal processing and ease of installation and maintenance and the aesthetic design Knogo's customers desire. Other areas of research include new types of magnetic target materials and its application in the protection of high-theft computer components and the development of a new 8 mhz Swept RF system. In addition, Knogo has designed new accessories including the deluxe desktop deactivator, dual function hand stamp, Swept RF verifier/deactivator and an automatic label applicator.

REGULATION

     Because Knogo's EAS systems and Video's surveillance and CCTV systems use radio transmission and electromagnetic wave principles, such systems are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934. In those instances where it has been required, certification of such products by the FCC has been obtained. As new products are developed by the Company, application will be made to the FCC for certification or licensing when required. No assurance can be given that such certification or licensing will be obtained or that current rules and regulations of the FCC will not be changed in an adverse manner.

     Sentry's business plan calls for the sale and use of Sentry's products in domestic markets and, where consistent with contractual obligations, in international markets. Sentry's products may be subject to regulation by governmental authorities in various countries having jurisdiction over electronic and communication use. Sentry intends to apply for certification of its products to comply with the requirements under the regulations of the countries in which it plans to market its products. No assurance can be given that such certification will be obtained or that current rules and regulations in such countries will not be changed in a manner adverse to Sentry.

     The Company believes it is in material compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

EMPLOYEES

VIDEO

     As of December 31, 1996, Video had 32 full-time employees, consisting of 12 in installation and scheduling, two in engineering, research and development and technical support, 12 in customer service, three in sales and marketing, one in materials management, and two in accounting and senior management positions. None of Video's employees are employed pursuant to collective bargaining agreements. Subsequent to the Merger, 19 of Video's employees remained with Video.

KNOGO

     At December 31, 1996, Knogo employed 233 full-time employees, of whom three were engaged in executive capacities, 49 in administrative and clerical capacities, 18 in engineering, research and development, 77 in production, 35 in marketing and sales and 51 in customer service. None of Knogo's employees are employed pursuant to collective bargaining agreements. The Company believes that Knogo's relations with its employees are good.


ITEM 2.   PROPERTIES.

     The Registrant's principal executive offices, East Region office and United States production, research and development and distribution facilities are located in Hauppauge, New York, in a 68,000 square foot facility leased by the Registrant. The Registrant owns a 55,000 square foot manufacturing facility in Cidra, Puerto Rico and a one-story building consisting of approximately 6,000 square feet in Villa Park, Illinois, where its West Region office is located. The Registrant presently leases an office, assembly and warehouse facility of approximately 13,000 square feet in Eden, Prairie, Minnesota, with the lease for such facility expiring March 31, 1999. This facility is expected to be closed and the lease terminated through negotiation with the landlord. In addition, the Registrant leases other office and warehouse space as required but does not regard any of such space as material to the Registrant's business.


ITEM 3.  LEGAL PROCEEDINGS.

     Although the Registrant is involved in ordinary, routine litigation incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Registrant's business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended December 31, 1996, there were no matters submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON AND PREFERRED EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)   Price Range of Common  and Preferred Stock.

     The Sentry Common Stock and Sentry Class A Preferred Stock began trading on the America Stock Exchange on February 13, 1997. Prior to such date, there was no public market for the Registrant's Common Stock or Preferred Stock. As of March 24, 1997, the high and low sales price for (i) the Common Stock was $3 7/8 and $2 1/4, respectively, and (ii) for the Class A Preferred Stock was $4 1/4 and $2 1/4, respectively.

         (b)  Holders of Common and Preferred Stock.

     At March 24, 1997, the number of record holders of Common Stock of the Registrant was 551 and of its Class A Preferred Stock was 492.

         (c)  Dividends.

     The payment of future dividends on Sentry Common Stock will be a business decision to be made by the Board of Directors of Sentry from time-to-time based upon the results of operations and financial condition of Sentry and such other factors as the Sentry Board of Directors considers relevant. Sentry has not paid, and does not presently intend to pay or consider the payment of, any cash dividends on the Sentry Common Stock. Pursuant to the terms of the Merger Agreement, Sentry is required to pay certain annual or semiannual dividends on the Sentry Class A Preferred Stock.

     The annual dividend rate on each share of the Sentry Class A Preferred Stock has been fixed at five percent (5%) of the $5.00 per share face value (the "Face Value") of such stock, payable as described below (the "Dividend"). The holders of shares of the Sentry Class A Preferred Stock are entitled to receive Dividends on the following dates (each, a "dividend payment date"): February 12, 1998 and 1999, August 12, 1999 and 2000, February 12, 2000 and 2001; the 12
month period ending on each of the first two dividend payment dates is an "annual dividend period," the six month period ending on each of the next four dividend payment dates is a "semi-annual dividend period," and each such annual dividend period or semi-annual dividend period is a "dividend period." Dividends (whether or not declared) are payable in additional shares of the Sentry Class A Preferred Stock during the two annual dividend periods ending on the first two dividend payment dates subsequent to issuance of the Sentry Class A Preferred Stock, such that holders shall receive a Dividend of 1/20th of a share of Sentry Class A Preferred Stock for each share of Sentry Class A Preferred Stock held. Thereafter, the holders of shares of the Sentry Class A Preferred Stock are entitled to receive, in preference to dividends on the Junior Stock, and whether or not declared the Dividend (including any Dividend accrued and unpaid) payable in cash, out of funds legally available for the payment of dividends, such that holders shall receive a Dividend of $0.25 for each share of Sentry Class A Preferred Stock held, which Dividend shall accrue semi-annually and be due in equal installments on each of the last four dividend payment dates. Each additional share of the Sentry Class A Preferred Stock issued as a Dividend shall be valued at the Face Value. All Dividends paid with respect to shares of the Sentry Class A Preferred Stock pursuant to this paragraph shall be paid pro rata to the holders entitled thereto.

     Whenever, at any time or times, any Dividend payable shall be in arrears, the holders of the outstanding shares of Sentry Class A Preferred Stock shall have the right, voting separately as a class, to elect two directors of Sentry no later than two years after such Dividend shall be, and continue, in arrears. Upon the vesting of such right of the holders of Sentry Class A Preferred Stock, the maximum authorized number of members of the Sentry Board shall automatically be increased by two and the two vacancies so created shall be filled by vote of the holders of the outstanding shares of Sentry Class A Preferred Stock. The right of the holders of Sentry Class A Preferred Stock to elect two members of the Sentry Board as aforesaid shall continue until such time as all Dividends in arrears shall have been paid in full, at which time such right shall terminate, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above described.

     If the Sentry Board declares, and Sentry pays or sets funds apart for payment of, any dividend on any of the Junior Stock, the holders of the Sentry Class A Preferred Stock shall share equally, share and share alike, in the distribution of any and all dividends declared on such Junior Stock, provided that for this purpose each share of Sentry Class A Preferred Stock shall be treated as one share of such Junior Stock.

     For additional information with respect to the Class A Preferred Stock, See
Note 1.A. to the Consolidated Financial Statements.


ITEM 6.   SELECTED FINANCIAL DATA

     The Company was incorporated in October 1996. However, information with respect to the results of operations of the Company in this Form 10-K is presented as if the Spinoff and Sensormatic Merger were consummated as of March 1, 1992. The table below sets forth selected consolidated historical financial data of the Company for each of the two years in the period ended February 28, 1994, the ten-month period ended December 31, 1994 and the years ended December 31, 1995 and 1996. This consolidated financial data includes certain assets and liabilities of Knogo, on a historical basis, relating to Knogo's operations in the United States, Canada and Puerto Rico. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                (Amounts in thousands except for per share data)

                                                                               Ten Months         Year Ended
                                                   Year ended the last           Ended             December        Year Ended
                                                     day of February           December 31             31           December 31

                                                     1993          1994           1994               1995             1996

SUMMARY OF OPERATIONS DATA:
Sales of security devices and related
    interest income, service rentals and
    other                                            $22,592      $18,243        $13,724           $17,361            $18,612
Sales to affiliates/Sensormatic                       10,072       11,375          6,957            12,043              4,651
Total revenues                                        32,664       29,618         20,681            29,404             23,263
Cost of sales                                         16,697       14,631         10,041            14,425             11,935
Customer service expenses                              3,969        3,984          3,353             3,235              2,932
Selling, general and administrative
expenses                                               9,819        9,227          9,548             8,235              7,345
Income (loss) before income taxes                      1,148          762        (2,858)             1,941            1,847**
Net income (loss)                                        624          123        (2,833)             1,731              1,183
Net income per share                                       *            *              *              0.29               0.20
SELECTED BALANCE SHEET DATA:
(at end of period)
Total assets                                         $33,546      $34,583        $26,522           $29,338            $32,857
Property, plant and equipment, net                    13,092       12,830          9,842             9,081              7,288
Long term bank debt                                        -            -              -                 -                  -
Obligations under capital leases                         797          688            945               748              3,546
Total stockholders' equity                            28,308       27,055         20,888            22,669             25,248


See the notes to the Consolidated Financial Statements of Knogo included elsewhere herein.

* Historical per share data for earnings and dividends have not been presented for periods prior to the year ended December 31, 1995 as Knogo was not a publicly-held company during these periods.

**       Includes a gain on the sale of assets of $2,462.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Consolidated revenues were 21% lower in the year ended December 31, 1996 than in the year ended December, 1995. Revenues from customers other than Sensormatic in the current year were $17,525,000 or 75% of total revenues as compared to $17,361,000 or 59% of total revenues in the prior year. The increase in the current period is attributable to higher sales in the retail and 3M library market segments. There were no significant revenues from sales to the computer manufacturing industry in 1996. Revenues in 1996 included the minimum lease revenue ($1,500,000) under a contract with a retail customer which provided for additional revenue if certain shrinkage reductions are met. Since all of the equipment costs were included in cost of sales, gross margins were adversely impacted.

     Sales under the Supply Agreement with Sensormatic in 1996 were 4,651,000 or 20% of total revenues as compared to 12,043,000 or 41% of total revenues in 1995. Under the terms of the Supply Agreement, the Company expected a reduction of approximately $4 million in revenues in 1996 compared to 1995. However, in 1996, Sensormatic did not meet its minimum order amounts. The Company recorded in other revenues $1,087,000 which represented the minimum contractual margins on the shortfall. The Supply Agreement with Sensormatic ends on June 30, 1997. Although the minimum obligation for 1997 is $4 million, the Company expects, based on meetings with Sensormatic's management and forecasts received, that they will not meet their minimum order amounts. However, in accordance with the agreement, Sensormatic will be obligated to pay the Company the agreed margins on any shortfall. Sentry anticipates replacing these future revenues with continued growth in its core markets and through the promotion of the SentryVisionTM product line. Sales represented 85% and service revenues and other income 15% of total revenues in 1996 as compared to 91% and 9% in 1995.

     Revenues by product line to customers other than Sensormatic in 1996 were 34% Magnetics, 17% Swept RF, 14% Dual RF, 2% KnoGlo, 20% CCTV and 13% in 3M library security systems, compared to 50%, 21%, 14%, 2%, 10% and 0%, respectively in 1995. Additionally, 3% of the Company's revenues in 1995 were for the Express system, a self-check system for libraries which was sold by the Company to 3M in March 1996.

     Cost of sales to customers other than Sensormatic was 59% of such sales in 1996 as compared to 45% in the previous year. The cost of sales percentage is impacted by the mix of products sold to its own third-party customers. In 1996, Knogo sold a higher percentage of CCTV equipment and 3M library products to its third-party customers than in 1995. These products are not manufactured directly by Knogo and carry lower margins than the traditional EAS products it does produce. In 1996 cost of sales was also impacted by the higher initial costs recorded on the large retail sale noted above. Margins on future sales will be dependent upon product mix. During 1996, there was a substantially lower amount of sales to Sensormatic than in 1995. The gross margin on these sales is fixed at 35% under the Supply Agreement.

     Customer service expenses were lower in 1996 as compared to 1995. This is a result of permanent staff reductions due to more efficient installations and fewer service calls primarily attributable to the transfer of its library maintenance obligations to 3M.

     The decrease in selling, general and administrative expenses in 1996 as compared to 1995 is primarily a result of ongoing cost control measures, lower sales promotional expenses and lower required bad debt and warranty provisions.

     The increase in research and development costs in 1996 as compared to 1995 was a result of substantial efforts, particularly in the fourth quarter, towards improving the SentryVision(TM) traveling CCTV surveillance system which the Company will commence selling in the first quarter of 1997.

     The Company's interest income was $164,000 in 1996 as compared to $59,000 in 1995. The increase is due to the investment of proceeds from the sale of assets at the end of the first quarter. These amounts are shown net of interest expense of $144,000 and $90,000 in the respective 1996 and 1995 periods relating to interest on the settlement of a tax audit in 1996 and payments on capitalized leases for Knogo's computer equipment in both years.

     In 1996, Sentry sold certain assets to 3M, consisting of patents and technology, for a purchase price of $3 million. The proceeds, net of certain costs including patent costs, inventory write downs, new product training costs, legal and other costs, resulted in a gain of approximately $2.5 million which is included in other income in 1996. See Note 16 to the Consolidated Financial Statements.

     Sentry's effective tax rate is 36% for 1996 as compared to 11% in 1995. The increase in the rate was primarily related to the tax on the gain on the sale of assets in 1996 which will be taxed at the statutory federal tax rate and represents a significant proportion of the taxable income in the current year. The lower rate in 1995 was primarily due to the normal provisions on the earnings of the Puerto Rico manufacturing operations.

     As a result of the foregoing, Sentry had net income of $1,183,000 in 1996 as compared to $1,731,000 in 1995.

Year Ended December 31, 1995 Compared with Ten Months Ended December 31, 1994

     Knogo was created and its shares distributed to the stockholders of the Knogo Predecessor as part of a transaction which closed on December 29, 1994. As a result, the comparable period for the prior year is the 10 months ended December 31, 1994. The Company has not adjusted prior year amounts for purposes of management's discussion and analysis due to the significance of the above transaction of Knogo's operations. See Note 1.B. to the Consolidated Financial Statements for the basis of presentation of prior year amounts.

     Consolidated revenues for the year ended December 31, 1995 were $29.4 million as compared to $20.7 million for the 10 months ended December 31, 1994 reflecting an increase of $8.7 million over the previous period.

     Sensormatic purchased $12 million of product for sale outside the Territory in the year ended December 31, 1995, as agreed in accordance with the Supply Agreement (See Note 13b to the Consolidated Financial Statements). In the 10 month period ended December 31, 1994, sales to the Knogo Predecessor's international affiliates of $7 million were lower than in prior periods primarily due to customer uncertainties relating to the pending Sensormatic Merger and related transactions.

     Revenues from customers other than Sensormatic were $3.6 million higher in the year ended December 31, 1995 than in the 10-month period ended December 31, 1994. During 1995, the Company increased its penetration into the supermarket and library markets while sales to the traditional retail markets remained strong.

     Revenues by product line to customers other than Sensormatic in 1995 were 50% Magnetics, 21% Swept RF, 14% Dual RF, 2% KnoGlo, 3% Express and 10% CCTV, compared to 38%, 34%, 15%, 2%, 0% and 11%, respectively in the 10 month period ended December 31, 1994. Revenues from sales to Sensormatic by product line were 57% MM, 40% Swept RF, 0% Dual RF and 3% KnoGlo as compared to 56%, 40%, 3% and 1%, respectively in the sales to the Knogo Predecessor's affiliates in the 10 month period ended December 31, 1994.

     Cost of security devices sold, as a percentage of sales of security devices and related interest income, remained constant at 45% in both the year ended December 31, 1995 and the 10 months ended December 31, 1994 despite the increase in product mix towards MM. Traditionally, the MM product line carried lower margins than the Swept RF products. However, during 1995, Knogo was able to improve the margin on MM through a combination of higher selling prices, particularly through higher library sales, as well as lower costs associated with product design changes and overall manufacturing efficiencies.

     In accordance with the Supply Agreement, sales to Sensormatic in 1995 were priced to yield a 35% gross margin. In the 10 months ended December 31, 1994 cost of sales to affiliates was variable based on product mix.

     Customer service expenses include the cost of installing new systems and maintaining installed systems. Total expenses were lower in the year ended December 31, 1995 than in the 10 months ended December 31, 1994 due to a reduction in the number of customer service engineers, a greater utilization of their time and cost cutting measures related to their travel.

     Selling, general and administrative expenses in the year December 31, 1995 were $1.3 million lower than in the 10 month period ended December 31, 1994. The reduction is a result of a decrease in executive and administrative staff, lower employee benefit costs, budgeted expense reductions and lower bad debts provisions. The prior 10 month period also included allocated corporate costs including costs related to the Sensormatic Merger of $1,575,000 and $186,000 of the death benefit paid to the estate of a former executive.

     Research and development increased by $1.1 million in 1995 over the allocated costs in the 10 month period ended December 31, 1994. In 1995, the Company directed 100% of its research and engineering efforts towards products for the North American market. As a result of these efforts, the Company has been introducing in 1996 a re-engineered and newly designed Knoscape(TM) line of electronic article surveillance systems. Ongoing existing product development also contributed towards lower costs primarily in the Magnetics product line, during the year.

     Interest expense relates to certain capitalized computer and office equipment leases in both periods and is shown net of interest income of $59,000 in 1995 and $7,000 in 1994.

     The Company had an effective tax rate in 1995 of 11% primarily as a result of the tax benefits associated with the earnings of the Puerto Rico manufacturing operations. In the 10 months ended December 31, 1994, the tax benefit was primarily the result of the settlement of previous years tax audits offset by the normal provisions on the earnings of the Puerto Rico manufacturing operations.

     As a result of the foregoing, the Company had net income of $1,731,000 in the year ended December 31, 1995 compared to a net loss of $2,833,000 in the 10 month period ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position is strong, with $7.7 million in cash and cash equivalents, shareholders' equity of approximately $25 million and no bank debt. In addition, working capital increased by $7.4 million in the year ended December 31, 1996.

     The Company, through its Knogo subsidiary, has a $5 million unused and unsecured revolving credit and term loan agreement which is described more fully in Note 9 to the Consolidated Financial Statements. As a result of the Merger with Video, the Company was in violation of certain loan covenants. The bank has agreed that it will waive these violations and amend the agreement. During the year, the Company was able to fund substantially all of its working capital needs and capital expenditures through existing cash resources and the proceeds from the sale of assets of 3M.

     Before the end of May 1997, Sentry intends to enter into a new credit arrangement with Knogo's present lender, Fleet Bank, and thereafter to make advances to each of Video and Knogo as the business of the two subsidiaries may require. Based upon discussions between Knogo's management and senior lending officers at Fleet Bank, Sentry believes that a new facility will be made available to it for at least the same amount, and on substantially the same terms, as are currently available to Knogo. Such facility would be secured by a lien on substantially all of the assets of Sentry and its subsidiaries. In December 1996, Knogo completed a sale-leaseback arrangement with respect to its Hauppauge, New York facility, resulting in the receipt by Knogo of net proceeds of approximately $4.5 million. The Company will make advances out of available cash and the proceeds from the sale/leaseback transaction to Video upon consummation of the Merger to permit Video to repay certain existing indebtedness and to pay for the costs of the merger.

     Despite the expiration of the Supply Agreement, the Company anticipates that current cash reserves, cash generated by operations and cash obtained under the bank credit facility expected to be entered into by Sentry will be adequate to finance its anticipated working capital requirements as well as future capital expenditure requirements for at least the next 12 months.

INFLATION

     The Company does not consider inflation to have a material impact on the results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained under "Item 1. Business" and "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations," such as those relating to (i) Video's anticipated reduction in material and installation costs on its new SentryVision system, (ii) Knogo's anticipated replacement of sales to Sensormatic under the Supply Agreement (as defined) with increased sales to third parties, (iii) Video's plans to increase penetration of the domestic retail market and to expand into international markets and (iv) Knogo's anticipated growth in the supermarket and computer industry markets, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those described below:

o The risk that the integration of the business of Knogo with the business of Video will be more difficult to accomplish than is expected or will not produce the anticipated synergies.

o The risk inherent in the relatively small number of Video customers, such that a delay or cancellation of orders from one or more of its customers may have a material adverse effect on Video's financial condition and possibly Sentry's as well.

o The risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item
     1. Business--Competition."

o The risk resulting from the limited geographical market in which Knogo may compete, exposing Sentry to a possible business downturn if Knogo's business is adversely affected by a general business decline in that market. This market limitation is contractual and will continue until December 29, 1999.

o Knogo's business plan assumes continued expansion in the use of EAS systems in the supermarket sector, a relatively untapped market among retail users of loss prevention devices, which sector Knogo believes offers considerable potential, and in the commercial and industrial sector, including the protection of high value components in the computer industry. However, any anticipated growth in these areas is prospective and there is a risk that market acceptance of EAS products will not develop as expected.

ITEMS 8 AND 14(A)(1) AND 14(A)(2).  FINANCIAL STATEMENTS.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS



                                                                       PAGE

Independent Auditors' Report                                            F-2


Consolidated Balance Sheets - December 31, 1996 and 1995                F-3


Consolidated statements of operations - years ended
   December 31, 1996 and 1995 and ten months ended
   December 31, 1994                                                    F-4


Consolidated statements of shareholders' equity - years ended
   December 31, 1996 and 1995 and ten months ended
   December 31, 1994                                                    F-5


Consolidated statements of cash flows - years ended December 31,
   1996 and 1995 and ten months ended December 31, 1994                 F-6


Notes to consolidated financial statements                              F-7



SCHEDULE II -
        Valuation and Qualifying Accounts                               S-1

INDEPENDENT AUDITORS' REPORT


Board of Directors
Sentry Technology Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at item 14(a)(1) and (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sentry Technology Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 12, 1997 Sentry Technology Corporation was established to effect the merger of Knogo North America Inc. and Video Sentry Corporation. The consolidated financial statements as of, and for all periods prior to December 31, 1996 are the historical financial statements of Knogo North America Inc. On December 29, 1994 Knogo North America Inc. and Knogo Corporation consummated Merger and Divestiture Agreements with Sensormatic Electronics Corporation.

DELOITTE & TOUCHE LLP

Jericho, New York
February 28, 1997

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)
                                                                December 31,
                                                           1996           1995
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $ 7,658      $   409
  Accounts receivable, less allowance for doubtful
    accounts of $719 and $931, respectively                  6,229        9,599
  Net investment in sales-type leases - current portion      1,496          778
  Inventories                                                6,926        5,954
  Prepaid expenses and other current assets                    389          496
        Total current assets                                22,698       17,236

NET INVESTMENT IN SALES-TYPE LEASES - non-current portion    1,205        1,753
SECURITY DEVICES ON LEASE, net                                 281          399
PROPERTY, PLANT AND EQUIPMENT, net                           7,288        9,081
INTANGIBLES, including patent costs, less accumulated
  amortization of $292 and $359, respectively                  364          236
DEFERRED INCOME TAXES                                          174           -
OTHER ASSETS                                                   847          633
                                                           $32,857      $29,338

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $ 1,101      $ 2,194
  Accrued liabilities                                        2,268        3,070
  Obligations under capital leases - current portion           392          277
  Deferred lease rentals                                       231          369
        Total current liabilities                            3,992        5,910

OBLIGATIONS UNDER CAPITAL LEASES - non-current portion       3,154          471
DEFERRED INCOME TAXES                                          -            288
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                   463           -

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 12 and 13)

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized 3,000
    shares; none issued
  Common stock, $.01 par value; authorized 10,000
    shares, issued and outstanding 5,773 and 5,720
    shares, respectively                                        58           57
  Additional paid-in capital                                22,276       20,881
  Retained earnings                                          2,914        1,731
                                                            25,248       22,669
                                                           $32,857      $29,338
See notes to consolidated financial statements.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                           Year Ended           Ten Months Ended
                                          December 31,            December 31,
                                        1996          1995           1994

REVENUES
  Sales of security devices and
    related  interest income          $15,208        $14,625        $11,402
  Sales to Sensormatic/affiliates       4,651         12,043          6,957
  Service revenues and other            3,404          2,736          2,322
                                       23,263         29,404         20,681

COSTS AND EXPENSES
  Cost of security devices sold         8,897          6,630          5,078
  Cost of sales to Sensormatic/
    affiliates                          3,038          7,795          4,963
  Customer services expenses            2,932          3,235          3,353
  Selling, general and
    administrative expenses             7,345          8,235          9,548
  Research and development              1,686          1,537            483
  Interest (income)expense                (20)            31            114

                                       23,878         27,463         23,539

OPERATING PROFIT (LOSS)                  (615)         1,941         (2,858)

OTHER INCOME - GAIN ON SALE OF
  ASSETS (Note 16)                      2,462             -               -

INCOME (LOSS) BEFORE INCOME TAXES       1,847          1,941         (2,858)

INCOME TAXES (BENEFIT)                    664            210            (25)

NET INCOME (LOSS)                     $ 1,183        $ 1,731        $(2,833)

NET INCOME PER SHARE                  $   .20        $   .29          $     *

WEIGHTED AVERAGE COMMON SHARES          6,034          5,887           *



* Historical per share data for net loss for the ten months ended December 31, 1994 has not been presented as the Company was not a publicly-held company during this period.

See notes to consolidated financial statements.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                 Additional                        Due                Total
                              Common Stock        Paid-In        Retained          From            Shareholders'
                             Shares     Amount     Capital       Earnings        Affiliates           Equity

BALANCE, MARCH 1, 1994        -         $ -       $32,580        $  -            $(5,525)         $27,055

Net loss                      -           -        (2,833)          -               -              (2,833)

Transactions with
  affiliates                  -           -           -             -             (1,953)          (1,953)

Equity adjustments
  resulting from
  Merger and Divestiture      -           -         1,742           -               -               1,742

Revaluation of corporate
  headquarters                -           -        (3,123)          -               -              (3,123)

Establishment of Knogo
  N.A. and distribution
  of common stock             5,648       56       (7,534)         -               7,478              -

BALANCE, DECEMBER 31, 1994    5,648       56       20,832          -                -              20,888

Net income                    -            -          -           1,731             -               1,731

Final distribution of
  common stock                   34        -          (16)         -               -                 (16)

Exercise of stock options        38        1           65          -               -                  66

BALANCE, DECEMBER 31, 1995    5,720       57       20,881         1,731            -              22,669

Net income                       -        -           -           1,183           -                1,183

Repayment of obligations
  under section 16(b)
  of the Securities
  Exchange Act of 1934           -        -           220           -               -                220

Income tax benefit
  related to revaluation
  of corporate headquarters      -        -           978           -               -                978

Exercise of stock options        53        1          197           -               -                198

BALANCE, DECEMBER 31, 1996    5,773    $  58      $22,276        $2,914          $  -            $25,248

See notes to consolidated financial statements.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                Year Ended                   Ten Months Ended
                                                                December 31,                   December 31,
                                                          1996               1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $  1,183            $ 1,731           $ (2,833)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    (used in) operating activities:
    Depreciation and amortization of
      security devices and property,
      plant and equipment                                 1,135              1,103              1,114
    Amortization of intangibles                              60                 64                 67
    Deferred income taxes                                  (462)               152                (220)
    Provision for bad debts                                  91                352                 661
    Income tax benefit related to the revaluation
      of corporate headquarters                             978                 -                    -
    Other                                                   (58)                -                    -
    Changes in operating assets and liabilities:
      Accounts receivable                                 3,279             (5,209)               282
      Net investment in sales-type leases                  (170)              (730)               217
      Inventories                                          (836)               381              2,218
      Prepaid expenses and other assets                      33                628               (901)
      Accounts payable and accrued liabilities           (1,895)             1,032             (2,509)
      Deferred lease rentals                               (138)                48                 52
      Due from affiliates                                   -                   -              (1,953)
Net cash provided by (used in) operating activities       3,200               (448)            (3,805)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment, net           (378)              (202)              (565)
  Proceeds from sale of corporate headquarters            4,536                 -                   -
  Security devices on lease                                 (56)                21               (278)
  Intangibles                                              (188)               (25)               (11)
        Net cash provided by (used in)
           investing activities                           3,914               (206)              (854)
CASH FLOWS FROM FINANCING ACTIVITIES
  Equity adjustments resulting from Merger
     and Divestiture                                        -                   -               1,742
  Proceeds from shareholder repayment of
      obligations under
    Section 16(b) of the Securities Exchange
       Act of 1934                                          220                 -                  -
  Repayment of obligations under capital leases            (283)              (245)              (156)
  Exercise of stock options                                 198                 66                 -
  Other                                                      -                 (16)                -
        Net cash provided by (used in)
          financing activities                              135               (195)             1,586
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          7,249               (849)            (3,073)
CASH AND CASH EQUIVALENTS, at beginning of period           409              1,258              4,331
CASH AND CASH EQUIVALENTS, at end of period             $ 7,658             $  409            $ 1,258
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                             $  248              $  86             $  103
    Income taxes                                         $   90              $  26             $  645
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Capital lease obligation incurred for the
  purchase of building, office
  equipment and other assets                            $ 3,081              $  48             $  413

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995 AND TEN MONTHS ENDED DECEMBER 31, 1994


     1.   BASIS OF PRESENTATION

          A.   Knogo North America Inc. and Video Sentry Corporation Merger

               Sentry Technology Corporation ("Sentry") a newly publicly traded Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12,1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date.

               The merger agreement provides for Sentry to issue 1 share of common stock for each 1 share of Video Sentry common stock outstanding at the effective time of the merger. Sentry also issued 1 share of common stock and 1 share of Class A Preferred Stock for each 1.2022 shares of Knogo common stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred is non-voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's common stock at the time of redemption exceeds a hurdle price based on the price of Sentry Common Stock one year after the Effective Date. The minimum hurdle price is $5.00 per share and the maximum is $6.50. The preferred stock is non convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option.

               The merger was accounted for under the purchase method of accounting. Although Video Sentry shareholders have a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles requires consideration of a number factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. Such other factors to be considered include: (i) key Sentry management positions are held by individuals previously holding similar such positions in Knogo N.A.; (ii) the assets, revenues and net earnings of Knogo N.A. significantly exceed those of Video; and (iii) the market value of the securities received by the former holders of Knogo N.A. Common Stock significantly exceeds the market value of the securities received by the former holders of Video Common Stock. As a result of these other factors, and solely for accounting and financial reporting purposes, the Merger will be accounted for as a reverse acquisition of Video by Knogo N.A.. Accordingly the financial statements of Knogo N.A. are the historical financial statements of Sentry and the results of Sentry's operations will include the results of operations of Video Sentry after the Effective Date. The Company anticipates that current cash reserves, cash generated by operations, and its bank credit facility will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.

         B.    Knogo N.A. Divestiture

               Knogo North America Inc. and subsidiary was formerly a wholly-owned subsidiary of Knogo Corporation ("Old Knogo"). Knogo N.A. was incorporated in Delaware on August 12, 1994 and was established in connection with the consummation of the transactions described below.

               On December 29, 1994 (the "Divestiture Date"), Old Knogo and Knogo N.A. consummated a Merger Agreement and a Divestiture Agreement with Sensormatic Electronics Corporation ("Sensormatic") whereby immediately prior to Old Knogo being merged into Sensormatic (the "Merger"), Old Knogo contributed to Knogo N.A., certain assets and liabilities relating to its operations in the United States, Canada and Puerto Rico (the "Divestiture Agreement"). Pursuant to the Merger each share of Old Knogo common stock was converted into .5513 shares of Sensormatic common stock. Pursuant to the Divestiture Agreement, Old Knogo shareholders received one share of Knogo N.A. common stock for each share of Old Knogo stock held. At the Divestiture Date, Knogo N.A. changed its fiscal year end from February 28 to December 31.

               The accompanying consolidated financial statements include certain assets and liabilities of Old Knogo, on an historical basis, relating to Old Knogo's operations in the United States, Canada and Puerto Rico ("Knogo N.A. Territory"). Pursuant to the Merger and Divestiture Agreements, the net worth of Knogo N.A. was adjusted to a target net worth of approximately $24 million (the "Target Net Worth"), based on the historical carrying value of Old Knogo's assets and liabilities at the Divestiture Date. The Target Net Worth was achieved at the Divestiture Date by a combination of inventory transfers and a receivable due from Sensormatic. The Target Net Worth was then adjusted to reflect the revaluation of Knogo N.A.'s corporate headquarters (see Note
               6).

               As a result of the Merger and Divestiture Agreements, certain adjustments to the equity accounts of Knogo N.A. were required. Certain assets and liabilities have been allocated between Knogo N.A. and Old Knogo based on the terms of the Merger and Divestiture Agreements. These allocations are presented in the consolidated statements of shareholders' equity as equity adjustments resulting from the Merger and Divestiture. Transactions with affiliates represent the net change in balances between Knogo N.A. and Old Knogo and its international subsidiaries. In addition, Knogo N.A.'s corporate headquarters was revalued from Old Knogo's historical carrying value.

               Certain expenses reflected in the consolidated statements of operations for the ten months ended December 31, 1994 include corporate allocations from Old Knogo, which were based on specific personnel, space, estimates of time spent to provide services, or other appropriate bases. These allocations include financial reporting, personnel, insurance, legal, information management, and other miscellaneous services. Included in selling, general and administrative expenses were $2,983,000 of allocated corporate expenses for the ten months ended December 31, 1994. Included in selling, general and administrative expenses for the ten months ended December 31, 1994 were $1,575,000 in expenses incurred in connection with the Merger and Divestiture with Sensormatic. In addition, research and development expenses totaling $382,000 for the ten months ended December 31, 1994 represent corporate allocations. Management believes the foregoing allocations were made on a reasonable basis and would approximate the costs which would have been incurred had Knogo N.A. operated on a stand-alone basis and in a similar manner.

    2.   SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS - The Company is engaged in only one segment and line of business, the manufacture, distribution, installation and service of systems designed to detect the unauthorized movement of articles and persons.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Knogo Caribe, Inc. and its 50.001% owned subsidiary, K&M Converting Corporation ("KMCC"). All intercompany balances and transactions have been eliminated in consolidation.

          REVENUE RECOGNITION - The Company manufactures security devices which it offers for sale or lease. Revenue related to the sale of equipment is recorded at the time of shipment or upon acceptance by a third-party leasing company of a customer lease and the related equipment. In addition, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases", lease contracts which meet the following criteria are accounted for as sales-type leases: collection is reasonably assured, there are no important uncertainties, and (l) the present value of the rental payments over the term of the lease is at least 90% of the fair value of the equipment or (2) the lease term is equal to 75% or more of the estimated economic life of the equipment or (3) the lease contains a bargain purchase option. Under this method, revenue is recognized as a sale at the time of installation or acceptance by the lessee in an amount equal to the present value of the required rental payments under the fixed, noncancellable lease term. The difference between the total lease payments and the present value is amortized over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease. Included in accounts receivable at December 31, 1996 and 1995 is unbilled accounts receivable of $909,000 and $1,459,000, respectively.

          The operating method of accounting for leases is followed for lease contracts not meeting the above criteria. Under this method of accounting, aggregate rental revenue is recognized over the term of the lease (usually 12-48 months), which commences with date of installation or acceptance by the lessee.

          The Company has sold certain of its lease receivables subject to recourse to third-party investors. The uncollected principal balance of the receivables sold totaled approximately $183,000 and $353,000 at December 31, 1996 and 1995, respectively. Receivables sold are supported by underlying equipment value and credit worthiness of customers. The Company records reserves for receivables sold which may be uncollectible.

          Service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract period. Warranty costs associated with products sold with warranty protection are estimated based on the Company's historical experience and recorded in the period the product is sold.

          CASH AND CASH EQUIVALENTS - The Company considers all highly liquid temporary investments with original maturities of less then ninety days to be cash equivalents.

          INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market. Component parts and systems in inventory available for assembly and customer installation are considered as work-in-process.

          SECURITY DEVICES ON LEASE - Security devices on lease are stated at cost and consist of completed systems which have been installed.

          DEPRECIATION AND AMORTIZATION - Depreciation of security devices on lease and property, plant and equipment is provided for using the straight-line method over their related estimated useful lives. The security devices generally have estimated useful lives of six years, except the cost of security devices related to operating leases with purchase options are depreciated over the life of the lease.

          INTANGIBLES - Costs and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding l7 years, using the straight-line method.

          IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of," the Company reviews its long-lived assets, including net investment in sales type leases, security devices on lease, property and equipment, intangible assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, net investment in sales-type leases, accounts payable and obligations under capital leases) approximate their fair value at December 31, 1996 and 1995 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

          DEFERRED LEASE RENTALS - Deferred lease rentals consist of rentals related to operating leases and maintenance contracts billed or paid in advance.

          INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

          The Company has computed its provision for income taxes for the ten months ended December 31, 1994, assuming that it had operated on a stand-alone basis. Certain amounts have been allocated to the Company from Old Knogo relating to the estimated settlement costs of tax examinations.

          STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

          INCOME PER COMMON SHARE - Income per common share is computed using the weighted average number of common shares outstanding during the year, plus when dilutive, net additional shares issuable upon exercise of stock options.

          FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's foreign entity is the US dollar. Therefore, assets and liabilities of the foreign entity is translated using a combination of current and historical rates. Income and expense accounts are translated primarily using the average rate in effect during the year. Unrealized foreign exchange gains and (losses) resulting from the translation of this entity are included in selling, general and administrative expenses and amounted to approximately $(45,000), $20,000 and ($46,000) for the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994.

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          RECLASSIFICATIONS - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

3.   NET INVESTMENT IN SALES-TYPE LEASES AND OPERATING LEASE DATA

     The Company is the lessor of security devices under agreements expiring in various years through 2001. The net investment in sales-type leases consist of:

                                                          December 31,
                                                     1996               1995
                                                          (in thousands)
   Minimum lease payments receivable                $ 3,152           $ 3,183
   Allowance for uncollectible minimum
     lease payments                                    (157)             (159)
   Unearned income                                     (324)             (523)
   Unguaranteed residual value                           30                30
   Net investment                                     2,701             2,531
   Less current portion                               1,496               778
   Non - current portion                            $ 1,205           $ 1,753

        The future minimum lease payments receivable under sales-type leases and noncancellable operating leases are as follows:

                                    Sales-Type      Operating
                                      Leases          Leases
  Year Ending December 31,             (in thousands)
      1997                          $ 1,753         $ 341
      1998                              654           103
      1999                              485            34
      2000                              256            28
      2001                                4             9
                                    $ 3,152         $ 515

4.  INVENTORIES

    Inventories consist of the following:

                                December 31,
                           1996             1995
                              (in thousands)
  Raw materials          $ 2,498          $ 2,692
  Work-in-process          2,547            1,986
  Finished goods           1,881            1,276
                         $ 6,926          $ 5,954

     Reserves for excess and obsolete inventory totaled $1,691,000 and $1,441,000 as of December 31, 1996 and 1995, respectively and have been included as a component of the above amounts.

5.   SECURITY DEVICES ON LEASE

     Security devices are stated at cost and are summarized as follows:

                                                December 31,
                                         1996                    1995
                                                (in thousands)
   Security devices on lease           $  525                 $  644
   Less allowance for depreciation        244                    245
                                       $  281                 $  399

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are summarized as follows:

                                   Estimated Useful          December 31,
                                      Lives (Years)      1996            1995
                                                            (in thousands)
 Land                                                    $  506        $ 3,099
 Buildings and improvements              20-25            5,737          5,828
 Machinery and equipment                  3-l0            3,472          5,885
 Furniture, fixtures and
    office equipment                      3-l0            3,467          3,291
                                                         13,182         18,103
 Less allowance for depreciation                          5,894          9,022
                                                        $ 7,288        $ 9,081

     On December 24, 1996, the Company completed a sales-leaseback transaction on the Company's corporate headquarters. (See Note 10.)

7.   OTHER ASSETS

     In January 1995, the Company sold its guest house in Puerto Rico for $800,000 which approximated its carrying value. The Company holds notes with a present value of $389,000 and $580,000 at December 31, 1996 and 1995, respectively, which are receivable in varying amounts through January 2000.

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                    December 31,
                                               1996              1995
                                                   (in thousands)
 Accrued salaries, employee benefits
    and payroll taxes                        $ 733               720
 Accrued warranty costs                        361             $ 659
 Customer deposits payable                     237               466
 Other accrued liabilities                     937             1,225
                                           $ 2,268           $ 3,070

9.  LINE OF CREDIT

     The Company has a $5 million unsecured revolving credit and term loan agreement with a bank. Revolving loans may be drawn under this agreement until May 31, 1997, at which time the borrowings are convertible into term loans payable in sixteen equal quarterly installments. All borrowings under the agreement bear interest at the prime rate or the adjusted Libor rate plus 2%. The Company pays a commitment fee of 1/4 of 1% on any unused portion of the credit facility. The terms of the agreement, among other matters, provide restrictions on additional borrowings, capital expenditures and payment of dividends and require that the Company maintain certain debt to worth, quick and interest coverage ratios. There were no borrowings under this agreement at any time during the year ended December 31, 1996 or 1995.

     As a result of the merger with Video Sentry, the Company was in violation of certain loan covenants. The bank has agreed that it will waive these violations and amend the agreement.

10.  OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

     On December 24, 1996, the Company completed a sale-leaseback transaction on the Company's corporate headquarters. The Company received net proceeds of approximately $4.5 million which approximated the carrying amount of the land and building. The lease covers a period of 20 years with quarterly payments of $131,000. The lease agreement allows for an increase in lease payments for years 4 through 20 based on a formula tied to the Consumer Price Index. Because the fair market value of the land on which the principal premises is built was greater than 25 percent of the total fair value of the leased premises at the inception of the lease, the land and building have been considered separately for the purposes of applying the criteria of SFAS No. 13. The land portion of the lease has been classified as an operating lease. Future minimum payments related to the land portion of the lease are as follows:

        Year ending December 31,
                1997                 $       148,000
                1998                         148,000
                1999                         148,000
                2000                         148,000
                2001                         148,000
                Thereafter                 2,225,000
                                   $       2,965,000

     The building portion of the lease has been classified as a capital lease. The Company also leases certain computer and office equipment and related items under noncancellable capital lease arrangements at varying interest rates expiring through February 2001.

     Minimum annual rentals are as follows (in thousands):

        Year ending December 31,
                1997                  $       688
                1998                          505
                1999                          492
                2000                          401
                2001                          377
                Thereafter                  5,636
                                            8,099
       Less amount representing interest    4,553
       Present value of minimum rentals     3,546
       Less current portion                   392
       Non-current portion          $       3,154

     As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The capitalized lease asset is being amortized on a straight-line basis over the 20 year lease term. The capitalized lease obligation is being amortized under the interest method over the 20 year lease period, utilizing an imputed interest rate of approximately eleven percent.

     The computer and office equipment and related items are included in property and equipment and other assets with a gross value of $1,397,000 and $1,349,000 at December 31, 1996 and 1995, respectively, and a net book value of $665,000 and $880,000 at December 31, 1996 and 1995, respectively.

11.  SHAREHOLDERS' EQUITY

     a. Stock Option Plan - In November 1994, the Company adopted the 1994 Stock Incentive Plan of Knogo North America Inc. (the "1994 Plan"). The 1994 Plan provides for grants up to 1,325,000 options to purchase the Company's common stock. Awards may be granted by the stock option committee to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options become exercisable at a rate of 20% per year over a five year period and expire ten years from the date of grant.

     In January 1995, employees and directors who held outstanding options to purchase Old Knogo common stock were granted substitute options under the 1994 Plan to purchase an aggregate of 137,700 shares of Knogo N.A. common stock at prices determined pursuant to the formula set forth in the Merger Agreement. All remaining options granted in 1995 and 1994 were issued at fair market value at the date of grant.

     In addition, approximately 34,000 shares of the Company's common stock were issued to Old Knogo employees who were not transferred to Knogo N.A. These shares were distributed in settlement of the cancellation of their Old Knogo stock options.

     Transactions from the date of inception of the 1994 Plan through December 31, 1996 were as follows:

                                             Shares Under Option
                                              Option Price      Number
                                                Per Share      of Shares
    Balance, March 1, 1994                                        -
    Granted                                      $2.00         250,000
    Balance, December 31, 1994                                 250,000
    Granted                                  $1.41 - $7.00     280,200
    Exercised                                $1.41 - $1.92     (38,400)
    Canceled                                 $1.72 - $2.54     (67,000)
    Balance, December 31, 1995                                 424,800
    Granted                                     $5.25          295,500
    Exercised                                $1.72 - $3.00     (32,600)
    Canceled                                 $2.50 - $5.25     (24,000)
    Balance, December 31, 1996               $1.41 - $7.00     663,700

     As of December 31, 1996 and 1995, options were outstanding at a weighted average exercise price of $3.54 and $2.27 per share, respectively, and expire at various dates beginning December 6, 2004. As of December 31, 1996, options for 590,300 shares were available for future grants and options for 161,800 shares were exercisable. As of December 31, 1996, 1,254,000 shares of common stock were reserved for issuance in connection with the exercise of stock options.

     As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 67.1% in 1996 and 66.0% in 1995; risk free interest rates, 7.5% in 1996 and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,061,000 ($0.18 per share) in 1996 and $1,710,000 ($0.29 per share) in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     b. Changes in Authorized Capital - In November 1994, the Board of Directors authorized an increase to the number of common shares to 10,000,000. In November 1994, the Board approved the authorization of 3,000,000 shares of preferred stock, which may be issued by the Board on such terms and with such rights, preferences and designations as the Board may determine, without further stockholder action.

12.  INCOME TAXES

     The components of the Company's income tax provisions are as follows:

                             Year ended      Year ended      Ten months ended
                            December 31,     December 31,      December 31,
                                1996             1995               1994
                                           (in thousands)
 Current:
    Federal                $       811     $       51       $       -
    State                           94              9               -
    Puerto Rico                    221             (2)             195
                                 1,126             58              195

 Deferred:
    Federal                $       -       $       -       $       -
    State                          -               -               -
    Puerto Rico                   (462)           152             (220)
                                  (462)           152             (220)
                           $       664     $      210     $        (25)


     The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                      Year ended             Ten months ended
                                     December 31,            December 31,
                                    1996          1995             1994
                                               (in thousands)
  Expected tax expense (benefit)
     at 34%                        $       628   $       660     $       (972)
  Add/(deduct):
    State taxes                             94             9               -
    U.S. losses producing no tax
      benefit                                -             -            1,273
    Benefits of nontaxable
          income of
      Puerto Rico subsidiary/
          losses producing
          no tax benefit                   74           (510)           (366)
    Prior years' estimated tax
      adjustment                         (217)           -                40
    Other                                  85             51              -
                                  $       664     $      210     $       (25)

     Significant components of deferred tax assets and liabilities are comprised of:

                                         Deferred Tax Assets (Liabilities)
                                    December 31,    December 31,    December 31,
                                       1996             1995             1994
                                                  (in thousands)
  Assets:
  Accounts receivable               $       266     $       372     $       293
  Inventories                               550             523             414
  Accrued liabilities                       181             315             470
  Property, plant and equipment             -               914             851
  Security devices on lease                 -               -                90
  Intercompany transactions                  17               9              29
  Net operating loss carryforwards          191             -               -
  Tax credit carryforwards                  209              98             -
          Gross deferred tax assets       1,414           2,231           2,147
          Less:  Valuation allowance        (38)         (2,101)         (2,112)
                                          1,376             130              35
  Liabilities:
  Tollgate taxes                            (74)           (409)           (171)
  Property, plant and equipment          (1,108)            -               -
  Security devices on lease                 (20)             (9)            -
          Gross deferred tax
               liabilities               (1,202)           (418)           (171)
          Net deferred tax asset
              (liability)            $      174     $      (288)   $       (136)

     The decrease in the valuation allowance for the years ended December 31, 1996 and 1995 was due to the decrease in deferred tax assets for which realization was not more likely than not.

     The income tax benefit relating to the sale of the Company's corporate headquarters reduced currently payable taxes and was credited to additional paid-in-capital. Such amount approximated $978 for the year ended December 31, 1996.

     The Company's Puerto Rico manufacturing subsidiary is exempt from Federal income taxes under Section 936 of the Internal Revenue Code. Also, the Company was granted a partial income tax exemption under the provisions of the Puerto Rico Industrial Incentives Act of l978 from the payment of Puerto Rico taxes on income derived from marketing certain products manufactured by the subsidiary. The grant provides for a 90% exemption from Puerto Rico taxes until January 1, 2008. The Company provides tollgate taxes on the earnings of the Puerto Rico subsidiary which it intends to remit, in the form of a dividend, to the parent company based upon the applicable rates.

13.  COMMITMENTS AND CONTINGENCIES

     a. Litigation - The Company is a party to litigation arising in the normal course of business. Management believes the final disposition of such matters will not have a material adverse effect on the consolidated financial statements.

     b. Supply Agreement - Knogo N.A. entered into a supply agreement in which Sensormatic is obligated to purchase products from Knogo N.A. in the amount of $12,000,000 during 1995 and an additional $12,000,000 during the ensuing 18 months. Such products are priced to yield Knogo 35% gross margin. During 1996 Sensormatic did not meet its minimum order amounts in accordance with the terms of the supply agreement and, accordingly, the Company recorded in revenues the cumulative profits on the shortfall. Included in accounts receivable at December 31, 1996 and 1995 are amounts due from Sensormatic of $1,212,000 and $4,561,000, respectively.

     c. License Agreement - Knogo N.A. entered into a license agreement in which Knogo N.A. has the exclusive right to manufacture and sell existing Knogo products within the Knogo N.A. territory, and Sensormatic has such right elsewhere, except that Knogo N.A. and Sensormatic each the right to develop and market the SuperStrip technology in the Knogo N.A. territory.

     d. 401(k) Plan - In November 1994, the Company adopted the Knogo North America Inc. Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 15% of compensation, subject to certain limitatio with the Company making a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also contribute a discretionary contribution, subject to certain conditions, as defined in the Plan. The Company contributed approximately $110,000 and $121,000 to the Plan for the years ended December 31, 1996 and 1995, respectively.

     e. Employment Agreements - The Company and several key executives entered into employment agreements for terms of two to five years for which the Company will have a minimum commitment of $1,844,000.

14.  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     The Company grants credit to customers who are principally in the retail industry and libraries. During 1996, revenues from a single customer represented 13% of total revenues. No other customer accounted for more than 10 percent of total revenues for fiscal 1996.

15.  FORMATION OF JOINT VENTURE

     In January 1996, the Company acquired a controlling interest in K&M Converting Corp. ("KMCC"), a newly established joint venture entered into with Marian Rubber Products Co., Inc. ("Marian"). KMCC is the exclusive converter of magnetic material into disposable targets or labels use in the Company's EAS systems. The Company contributed $15,000 in cash, $430,000 in inventory, and $49,000 in machinery to KMCC and issued 20,000 shares of Knogo N.A. common stock to Marian in exchange for 50.001% of KMCC. The acquisition was accounted for under the purchase method of accounting and the operating results of KMCC are included in the consolidated operating results of the Company since the date of acquisition. Pro forma results of operations assuming KMCC was acquired as of the beginning of each of the fiscal years ended December 31, 1996 and 1995 would not differ materially from the reported results.

16.  OTHER INCOME - SALE OF ASSETS

     During 1996, the Company completed the sale of certain assets (primarily patents and technology) of its library security systems business to Minnesota Mining and Manufacturing Company ("3M") for a purchase price of $3,000,000, paid at closing. In connection with such sale, the Comp and 3M entered into an agreement pursuant to which the Company has become a distributor of certain of 3M's library systems products for an initial term of three years and has agreed not to compete with 3M in the sale of security systems products (other than closed circuit video systems) in the library market except as otherwise contemplated by the transaction documentation. The parties also settled certain patent litigation between them.

     The impact of the transaction resulted in an increase in cash of $3,000,000 and pretax tax gain of approximately $2,462,000 for the year ended December 31, 1996. The impact on the Company's historical revenues and net income from the sale of products covered by the patents and related technology sold is not material.

                                                               SCHEDULE II


                    KNOGO NORTH AMERICA INC. AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




        COLUMN A                                     COLUMN B       COLUMN C                      COLUMN D       COLUMN E
                                                                    Additions
                                                                                  Charged to
                                                     Balance at     Charged to      Other                        Balance
                                                     beginning       Cost and     Accounts        Deductions    at end of
          Descriptions                               of Period       Expenses     - describe      - describe      Period

Year ended December 31, 1996:
  Allowance for doubtful accounts                    $       931     $       91   $         8 (1) $  311  (2)    $       719
  Allowance for uncollectible minimum lease
        payments                                     $       159     $       (2)                                 $       157
  Reserve for excess and obsolete inventory          $     1,441     $       470                  $  220 (2)     $     1,691



Year ended December 31, 1995:
  Allowance for doubtful accounts                    $       862     $       352  $       34 (1) $   317 (2)     $       931
  Allowance for uncollectible minimum lease
        payments                                     $       111     $       48                                  $       159
  Reserve for excess and obsolete inventory          $     1,343     $      394                  $   296 (2)     $     1,441



Ten months ended
  December 31, 1994:                                                                            $    526 (3)
  Allowance for doubtful accounts                   $       1,491   $       661  $      16 (1)  $    780 (2)     $       862
  Allowance for uncollectible minimum lease
        payments                                    $         128   $       (17)                                 $       111
  Reserve for excess and obsolete inventory         $       2,678   $       319                 $  1,654 (2)     $     1,343

(l)     Recoveries of accounts written off.
(2)     Amounts written off.
(3)     Reserve charged to accrued liabilities

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    NAME                    AGE      TITLE

Thomas A. Nicolette         46       President and Chief Executive Officer and
                                     a Director

Robert D. Furst, Jr.        44       Director

Andrew L. Benson            40       Vice President-CCTV Systems and a Director

William A. Perlmuth         67       Director

Robert L. Barbanell         66       Director

Peter J. Mundy              40       Vice President-Finance, Chief Financial
                                     Officer, Secretary and Treasurer

Peter Y. Zhou               57       Vice President-Technology

     The principal occupations and positions for the past five years of each such person are as follows:

     Thomas A. Nicolette has been President, Chief Executive Officer and a director of Sentry since January 1997 and of Knogo since its inception in August 1994. Prior thereto, Mr. Nicolette served in various capacities at the Knogo Predecessor, where he was Chief Executive Officer from May 1994 to December 1994; President and Chief Operating Officer from 1990 to May 1994; President of the North America Division from 1989 to 1990; Vice President from 1986 to 1990; and a Director from 1987 to December 1994. Mr. Nicolette is a member of the Board of Trustees of WLIW, the Long Island-based affiliate of the Public Broadcasting System.

     Robert D. Furst, Jr. has been a director of Sentry since its inception in October 1996 and continues in such position. Prior thereto, Mr.
Furst was, until February 1997, a director of Video from January 1993, Chairman of the Board since July 1996 and Chief Executive Officer since August 1996. Mr. Furst was one of the original shareholders of Video. He is the founder and owner of Furst Capital Management, a firm specializing in trading government and equity securities as well as commodity futures. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst currently serves on the Boards of Directors of NOW Technologies, Inc., a privately-held manufacturer of chemical packaging and dispensing systems serving the semiconductor industry; Lucht, Inc., a privately-held manufacturer of high volume photographic printers and other equipment; and Neighborhood Marketing Corporation, a privately-held consumer promotion and data base marketing company utilizing proprietary patented technologies.

     Andrew L. Benson has been Vice President-CCTV Systems of Sentry since February 1997. Until February 1997, Mr. Benson was President and a director of Video since its inception, and served as its Chairman of the Board between 1990 and July 1996 and Chief Executive Officer between 1990 and 1995. Mr. Benson served as Video's Treasurer until June 1994 and Secretary until August 1994. From May 1988 to August 1990, Mr. Benson was President of Assets Protection, Inc., a Minnesota private detective agency which he founded. From 1983 to 1988, Mr. Benson held several security-related management positions with various companies, including Pinkerton, Inc. and Norwest Bank Minnesota, N.A., Minneapolis, Minnesota.

     William A. Perlmuth has been a director of Sentry since January 1997 and Chairman of the Board since February 1997. He has been a director of Knogo since its inception. Prior thereto, Mr. Perlmuth served as a director of the Knogo Predecessor from 1979 to December 1994. Mr. Perlmuth has been a partner in the law firm of Stroock & Stroock & Lavan LLP in New York, New York for more than five years.

     Robert L. Barbanell has been a director of Sentry since January 1997 and President of Robert L. Barbanell Associates, Inc., a financial consultancy firm, since July 1994. Prior thereto, Mr. Barbanell served in various capacities at Bankers Trust New York Corporation, where he was Managing Director of the European Merchant Bank of Bankers Trust International PLC from 1991 to 1994; Managing Director of BT Securities Corporation from 1989 to 1991; Managing Director of Bankers Trust Company from 1986 to 1989; Senior Vice President of Bankers Trust Company from 1981 to 1986. Prior to his service with Bankers Trust, Mr. Barbanell served in various executive capacities at Amcon Group, Inc. and GI Export Corporation. Mr. Barbanell currently serves on the Boards of Directors of Marine Drilling Companies, Inc., Kaye Group, Inc. and Cantel Industries, Inc.

     Peter J. Mundy has been Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of Sentry since February 1997 and of Knogo since December 1994. Prior thereto, Mr. Mundy served as an officer of the Knogo Predecessor, where he was Vice President-Corporate Controller from May 1994 and, prior to such time, Corporate Controller for more than five years. Mr. Mundy is a Certified Public Accountant.

     Peter Y. Zhou has been Vice President-Technology of Sentry since February 1997. Until February 1997, Dr. Zhou was Vice President-Technology of Knogo since December 1994. Prior thereto, Dr. Zhou served as an officer of the Knogo Predecessor where he was Senior Vice President-Technology from 1992 and Vice President- Research from 1988.

     The term of office, as director of Sentry, of Mr. Barbanell will expire at its annual meeting of stockholders to be held in 1998. The terms of office, as directors of Sentry, of Messrs. Benson and Perlmuth will expire at its annual meeting of stockholders to be held in 1999 and of Messrs. Furst and Nicolette at its annual meeting of stockholders to be held in 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

     SENTRY EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS

     The employment agreement between Sentry and Mr. Nicolette is for a term of four years. In addition to establishing Mr. Nicolette's annual compensation of $200,000 per year, together with an opportunity to receive up to an additional 50% of such amount, based upon certain performance-based criteria, the use of an automobile and the receipt of life insurance in the amount of $1,000,000, the agreement provides that Sentry grant to Mr. Nicolette options to acquire 100,000 shares of Sentry Common Stock, with such options vesting at 20% per annum during the five year period commencing on March 10, 1997, the date of the grant thereof. The employment agreements of Messrs. Benson and Mundy and Dr. Zhou are each for a term of two years. The employment agreements of Mr. Mundy and Dr. Zhou provide for annual salaries of $120,000 and $130,000, respectively. In addition to their annual salaries, Mr. Mundy and Dr. Zhou are each entitled to receive options to purchase 40,000 shares of Sentry Common Stock, with such options vesting at 20% per annum during the five year period commencing on the respective dates of grant thereof. Mr. Benson's agreement provides for an annual base salary in an amount equal to one percent (1%) of the gross sales of Sentry's CCTV division up to the budgeted amount for such division established yearly by the Sentry Board, together with an opportunity to receive an additional 0.2% of the gross sales of the CCTV division based on certain performance-based criteria. Mr. Benson has the option to receive an advance against his base salary of up to $125,000 per annum. In addition to his salary, Mr. Benson is entitled to receive options to acquire 50,000 shares of Sentry Common Stock, with (x) 50% of such options vesting on the first anniversary of the grant thereof and (y) the remaining 50% of such options vesting (i) on the second anniversary of the grant thereof if the sales of Sentry's CCTV division meet or exceed the amount budgeted by the Sentry Board for Mr. Benson's first year of employment with Sentry or (ii) at 20% per annum during the four year period following such first anniversary if such CCTV sales do not exceed such budgeted amount. The employment agreements of Messrs. Nicolette and Mundy and Dr. Zhou each provide for a cost of living adjustment to the base annual salary of each such executive calculated based upon the percentage increase of the Consumer Price Index (as defined in such agreements).

     The employment agreements of Messrs. Nicolette, Benson and Mundy and Dr. Zhou provide that in the event of a change in control of Sentry, the term of each of their employment will be automatically extended for the period ending two years in the case of Mr. Nicolette's agreement and one year in the case of each of the other agreements, following the date of such change in control. Following such change in control, each of such persons will have the right to terminate his employment for good reason while continuing to receive the salary and bonus otherwise payable thereunder for the remainder of the employment term. Additionally, the employment agreements provide that in the event of a change in control all options held by each such person, whether or not then vested, would fully vest. If the change in control was not approved by a majority of the Existing Directors (as defined in the Sentry certificate of incorporation), each such officer would be entitled to receive cash in cancellation of such options in an amount equal to the difference between the exercise price of such options and the market price of Sentry Common Stock at the time of cancellation.

BENEFICIAL OWNERSHIP REPORTS

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, Directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file.

     Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Form 5 was required, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with through December 31, 1996.

SUMMARY COMPENSATION TABLE

     As Sentry did not commence compensation payments until the Effective Date which occurred on February 12, 1997, the Summary Compensation Table reflects the compensation for each of Messrs. Nicolette, Mundy, Zhou and Benson, the current officers of Sentry, as paid to them in their pre-Merger positions with Knogo or Video. The information set forth under "Securities Underlying Options" reflects the numbers of such securities after giving effect to the Merger.

     The following table summarizes the compensation for the years ended December 31, 1996, 1995, and 1994 (in the case of Video only, Knogo having been organized late in 1994) of Sentry's Chief Executive Officer and each of its three other executive officers:

                                                                     ANNUAL                       LONG-TERM          ALL OTHER
                                                                  COMPENSATION                  COMPENSATION       COMPENSATION(1)
                NAME AND                                                                         SECURITIES
           PRINCIPAL POSITION              YEAR            SALARY($)          BONUS($)           UNDERLYING                 ($)
           ------------------              ----            ---------          --------                                     ----
                                                                                                 OPTIONS (#)
                                                                                                 -----------




Thomas A. Nicolette,
  President and CEO of Knogo (now          1996            $150,000               C                83,181                 $4,391
  President and CEO of Sentry)             1995            $150,000               C               89,004(2)               $4,386

Peter J. Mundy,
  Vice President - Finance,
  Secretary and Treasurer of Knogo
  (now Vice President - Finance,           1996            $103,800               C                33,272                 $3,114
  Secretary and Treasurer of Sentry)       1995            $103,800               C                 37,431(2)             $3,223

Dr. Peter Y. Zhou,
  Vice President - Technology
  of Knogo (now Vice President -           1996            $120,000               C                33,272                 $3,600
  Technology of Sentry)                    1995            $120,000               C                37,431(2)              $3,649

Andrew L. Benson,
  President of Video                       1996            $ 125,000              C                   C                      C
  (now Vice President - CCTV               1995            $  84,436              C                   C                      C
  Systems of Sentry)                       1994            $ 128,365              C                   C                      C


------------------------

(1)      Amounts shown consist of Knogo's matching contributions under its Retirement Savings 401(k) Plan.
(2)      Includes options granted late in 1994 in connection with Knogo's Spinoff from the Knogo Predecessor.

     As to various items of personal benefits, the Company has concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.

OPTIONS GRANTED IN 1996

          The following table sets forth certain information, after giving pro forma effect to the Merger, concerning options granted by Knogo or Video, as applicable, during 1996 to each executive officer named in the Summary Compensation Table:

                      NUMBER OF                                                    POTENTIAL REALIZABLE VALUE AT
                     SECURITIES    % OF TOTAL                                         ASSUMED ANNUAL RATES OF
                     UNDERLYING    GRANTED IN                                      STOCK PRICE APPRECIATION FOR
                       OPTIONS        1996                                                    OPTION
                       GRANTED                     EXERCISE        EXPIRATION                TERM ($)
                                                                                            ---------
        NAME             (#)                      PRICE ($)           DATE               0%         5%        10%
                                                                                         --       -----      -----
-----------------------------------------------------------------------------------------------------------------
Thomas A. Nicolette  (1) 83,181      33.8%          $6.31         February 20, 2006      -        330,114    836,644

Peter J. Mundy       (1) 33,272      13.5%          $6.31         February 20, 2006      -        132,058    334,658


Dr. Peter Y. Zhou    (1) 33,272      13.5%          $6.31         February 20, 2006      -        132,058    334,658


Andrew L. Benson          -             -             -                -                 -         -          -


--------------------

(1)      Options are exercisable for units of equal shares of common stock and preferred stock.

AGGREGATED OPTION EXERCISES IN 1996 YEAR END OPTION VALUES

     The following table sets forth, after giving pro forma effect to the Merger, for each of the named executive officers the number of options exercised during 1996 and the amount realized by each such officer. In addition, the table shows, after giving pro forma effect to the Merger, the number of options that the named executive officer held as of December 31, 1996, and the value of such options as of that date. As a result of the Merger, all options became exercisable.


                                                                                NUMBER OF                     VALUE OF
                                      SHARES                                   UNEXERCISED               UNEXERCISED IN-THE-
                                     ACQUIRED                              OPTIONS AT YEAR-END            MONEY OPTIONS AT
                                    ON EXERCISE          VALUE                     (#)                      YEAR-END ($)
             NAME                       (#)           REALIZED ($)
----------------------------------------------------------------------------------------------------------------------------------
Thomas A. Nicolette                                                                  197,139                     364,800

Peter J. Mundy                                                                         73,614                    125,900

Dr. Peter Y. Zhou                      4,991             27,900                        70,703                    115,800

Andrew L. Benson                         -                 -

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table provides information at March 24, 1997, with respect to (i) any person known to the Registrant to be the beneficial owner of five percent or more of the Common Stock of the Registrant, (ii) all Directors of the Registrant, (iii) each of the four most highly compensated executive officers and (iv) all Directors and executive officers as a group. For the purpose of computing the number of shares and the percentage of the Common Stock owned by each person or group listed in this table, any shares not outstanding which are subject to options exercisable within 60 days have been deemed to be outstanding and owned by such person or group, but have not been deemed to be outstanding for the purpose of computing the percentage of the Common Stock owned by any other person. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and sole investment power.


                                         NUMBER OF
                                         SHARES OF
                                           SENTRY             PERCENT
NAME AND ADDRESS OF                        COMMON                OF
BENEFICIAL OWNER                            STOCK              CLASS

Walter & Edwin Schloss                  594,592(1)              6.2%
Associates L.P.
  52 Vanderbilt Avenue
  New York, New York 10017


                                                                                  NUMBER OF
                                           NUMBER OF                              SHARES OF
                                           SHARES OF                               SENTRY
                                            SENTRY             PERCENT             CLASS A              PERCENT
                                            COMMON                OF               PREFERRED               OF
                                             STOCK              CLASS               STOCK                CLASS


Directors and Executive Officers

Thomas A. Nicolette                         336,242(2)           3.4%              311,241(2)            6.2%

Peter J. Mundy                               91,241(3)            *                 91,241(3)            1.9%

Andrew L. Benson                            194,278              2.0%

Peter Y. Zhou                                84,372(4)            *                 84,372(4)            1.7%

William A. Perlmuth                         902,368(5)           9.3%              902,368(5)           18.7%
  c/o Stroock & Stroock & Lavan LLP
  180 Maiden Lane
  New York, New York 10038

Robert D. Furst, Jr.                        976,672(6)          10.0%

Robert L. Barbanell                           5,000               *                  5,000                 *%

All directors and executive officers as
a group (7 persons)                        2,590,172(7)         25.4%            1,392,221(8)           27.0%

----------------------

*  Less than 1% of the class.

(1) Includes 7,070 shares beneficially owned solely by Mr. Walter J. Schloss and 5,822 shares beneficially owned solely by Mr. Edwin W. Schloss.
(2) Excludes 41,590 shares held by a trust for the benefit of Mr. Nicolette's wife, as to which shares Mr. Nicolette disclaims beneficial ownership. Includes 74,862 shares held by Mr. Nicolette as co-trustee under trusts for the benefit of his minor children and as to which shares Mr. Nicolette disclaims beneficial ownership. Also includes 197,139 shares issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(3) Includes 73,614 shares issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(4) Includes 70,703 shares issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(5) Consists of (a) 750,729 shares held by Mr. Perlmuth as Executor of the Estate of Arthur J. Minasy, (b) 130,011 shares held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy's adult children, and
     (c) 3,327 shares beneficially owned by Mr. Perlmuth. Also includes 18,299 shares issuable upon the exercise of stock options exercisable within 60 days from the date hereof. Under the policies of the law firm of which he is a member, Mr. Perlmuth will share any economic benefits of the options with the other members of such firm.
(6) Includes 175,182 shares which could be purchased upon the exercise of existing options and warrants which are currently exercisable or which will become exercisable within 60 days from the date hereof.
(7) Includes 534,934 shares which could be purchased upon the exercise of existing options and warrants which are currently exercisable or which will become exercisable within 60 days from the date hereof.
(8) Includes 359,755 shares which could be purchased upon the exercise of existing options which are currently exercisable or which will become exercisable within 60 days from the date hereof.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Directors who are also full-time employees of Sentry receive no additional compensation for their services as directors. Each non-employee director will receive $12,000 annually for services on the Sentry Board and $1,000 per Sentry Board meeting attended. In addition, each non-employee director who is a member of any committee of the Sentry Board receives $500 for attendance at any meeting of such committee which is held neither immediately before nor immediately after a Sentry Board meeting; provided, however, that the chairman of the compensation and audit committee of the Sentry Board receives $1,000 for attendance at any such separately held meeting of the compensation and audit committee and $500 for attendance at any meeting of such committee held either immediately before or immediately after a Sentry Board meeting.

     In addition, each non-employee director is eligible to participate in the 1997 Stock Incentive Plan of Sentry. Pursuant to this plan, options to purchase 15,000 shares of Sentry Common Stock are granted to each such director at the time such director first joins the Sentry Board. Messrs. Perlmuth, Furst and Barbanell were each granted such options as of the February 13, 1997. In addition, additional options to purchase shares of Sentry Common Stock may be granted to any of the directors at the discretion of the Sentry Board. All such options are granted at fair market value and become exercisable over five years beginning on the first anniversary of the date of grant.

     During the year ended December 31, 1996, the firm of Stroock & Stroock & Lavan, of which Mr. William A. Perlmuth, a director of the Company and of Knogo, is a member, rendered services as general counsel to Knogo and received fees for such services. The fees received by firm constituted less than 5% of the gross revenues received by the firm during its most recent fiscal year. The Company believes that the billing rates for the legal services were no less favorable to Knogo than could have been obtained from unaffiliated parties for comparable services.

     Between October 1992 and February 1994, Robert D. Furst, Jr., a current director of Sentry and a former director and principal shareholder of Video, made loans and advances to Video in the aggregate principal amount of approximately $890,000. Prior to August 1993, such loans to Video were evidenced in part by a series of promissory notes, each bearing an annual interest rate of 10%. On August 3, 1993, Video and Mr. Furst entered into a revolving line of credit agreement (the "Credit Agreement") and a security agreement pursuant to which Mr. Furst agreed to loan Video up to $500,000 at an annual interest rate of 10%. Pursuant to the security agreement, repayment of advances made under the Credit Agreement was secured by all of the assets of Video. Upon the execution of the Credit Agreement, the then outstanding balance of the prior loans and advances in the aggregate amount of $469,500 was transferred to, and incorporated into, the Credit Agreement. Video made periodic repayments of principal and interest between December 1992 and January 1994 in the aggregate amount of approximately $310,250, which were applied first to interest and then to principal. In 1993, Video also repaid $11,000 borrowed from Mr. Furst pursuant to a non-interest bearing promissory note dated October 15, 1991 which was not included in the Credit Agreement. In April 1994, Video used approximately $623,000 of the proceeds from a $1,500,000 debt issuance to repay, in full, approximately $615,000 of principal and approximately $8,000 of interest then owing to Mr. Furst under the Credit Agreement, and the Credit Agreement was terminated.

     In connection with the loans to Video described above, Video granted warrants to Mr. Furst for the purchase of 145,182 shares of Video Common Stock. Such warrants, which have been assumed as of the Effective Date by Sentry pursuant to the Mergers, range in exercise price from $1.17 per share to $2.00 per share, are currently exercisable in full, and expire between October 1997 and September 1998. To date, Mr. Furst has not exercised any of the warrants.

     In May 1996, Video received $500,000 under a promissory note (the "May 1996 Note") from Mr. Furst, with interest at 10% and secured by all of the assets of Video. In July 1996, Video received $250,000 under a promissory note (the "July 1996 Note") from an investor, with interest at 10%, and secured by all of the assets of Video. In September 1996, Video received $1,000,000 under a promissory note (the "September 1996 Note") from another investor, with interest at 10%, maturing in January 1997, and secured by all of the assets of Video. The September 1996 Note was subordinated to Video's bank line of credit. Both the May 1996 Note and the July 1996 Note were repaid in full in September 1996 with proceeds from the September 1996 Note. In October and November 1996, Video received an aggregate of $250,000 from Mr. Furst under a promissory note (the "October 1996 Note") which allowed Video to borrow up to $500,000, with interest at 10%, and which matured in January 1997. This promissory note was secured by all of the assets of Video and was subordinated to Video's bank line of credit. Subsequent to the Mergers, Video has repaid the September 1996 Note and the October 1996 Note with funds advanced to Video from Knogo.

     The Company believes that all prior transactions between Video and the officers, directors, or other affiliates of Video were on terms no less favorable to Video than could have been obtained from unaffiliated third parties on an arm's length basis.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report on Form 10-K:

     (1) (2) Consolidated Financial Statements of Registrant and its subsidiaries for the year ended December 31, 1996 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-K. See the Index to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries.

     (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

          MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS:

     10.1 1997 Stock Incentive Plan of Sentry Technology Corporation. Incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-4 (No. 333-20135).

     10.2 Form of Sentry Technology Corporation 401(k) Plan. Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-4 (No. 333-20135).

     10.3 Form of Employment Agreement, dated as of February 12, 1997, between Registrant and Thomas A. Nicolette. Incorporated by reference to
          Exhibit 10.1 to Registrant's Registration Statement on Form S-4 (No. 333-20135)

     10.4 Form of Employment Agreement, dated as of February 12, 1997, between Registrant and Peter J. Mundy. Incorporated by reference to Exhibit
          10.2 to Registrant's Registration Statement on Form S-4 (No.
          333-20135).

     10.5 Form of Employment Agreement, dated as of February 12, 1997, between Registrant and Peter Y. Zhou. Incorporated by reference to Exhibit
          10.3 to Registrant's Registration Statement on Form S-4 (No.
          333-20135).

     10.6 Form of Employment Agreement, dated as of February 12, 1997, between Registrant and Andrew L. Benson. Incorporated by reference to Exhibit
          10.4 to Registrant's Registration Statement on Form S-4 (No.
          333-20135).

     OTHER EXHIBITS:

     2.1 Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of November 27, 1996 among Video Sentry Corporation, Knogo North America Inc., Sentry Technology Corporation, Viking Merger Corp. and Strip Merger Corp., as amended by Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of January 10, 1997. Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 (No. 333-20135).

     3.1 Form of Amended and Restated Certificate of Incorporation of the Registrant, together with Form of Certificate of Designations of Sentry Technology Corporation Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4 (No. 333-20135).

     3.2  Form of Bylaws of the Registrant. Incorporated by reference to Exhibit
          3.2 to Registrant's Registration Statement on Form S-4 (No.
          333-20135).

     10.7 Loan Agreement between Knogo North America Inc. and Fleet Bank. Incorporated by reference to Exhibit 10.9 to Knogo North America Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-13528).

     21   Subsidiaries of the Registrant.

     27   Financial Data Schedule.

     (b) No reports on Form 8-K were filed for the Registrant during the relevant period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SENTRY TECHNOLOGY CORPORATION



                                       By: /s/ Peter J. Mundy
                                           Peter J. Mundy
                                           Vice President-Finance,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

Dated:  March 28, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

    SIGNATURE                                 TITLE


/S/ THOMAS A. NICOLETTE                  President, Chief Executive Officer
Thomas A. Nicolette                         and Director


/S/ ROBERT D. FURST, JR.                 Director
Robert D. Furst, Jr.


/S/ WILLIAM A. PERLMUTH                  Director
William A. Perlmuth


/S/ ANDREW L. BENSON                     Vice President-CCTV Systems
Andrew L. Benson                            and Director


/S/ ROBERT L. BARBANELL                  Director
Robert L. Barbanell

/S/ PETER J. MUNDY                       Vice President-Finance,
Peter J. Mundy                           Chief Financial and Accounting Officer,
                                         Secretary and Treasurer

Dated:  March 28, 1997

                                  EXHIBIT INDEX

     21   Subsidiaries of the Registrant.

     27   Financial Data Schedule.