Form 10-Q
period 1997-03-31
SENTRY TECHNOLOGY CORP
filed 1997-05-15
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


Commission File Number                                                1-12727


                          SENTRY TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            96-11-3349733
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  350 WIRELESS BOULEVARD, HAUPPAUGE,  NEW YORK                    11788
 (Address of principal executive offices)                       (Zip Code)

                                  516-232-2100
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No


Number of shares outstanding of issuer's common stock as of May 14, 1997 was 9,676,957.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX
                                                                 PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets --
              March 31, 1997 and December 31, 1996                  3

              Condensed Consolidated Statements of Operations --
              Three Months Ended March 31, 1997 and 1996            4

              Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 1997                     5

              Condensed Consolidated Statements of Cash Flows --
              Three Months Ended March 31, 1997 and 1996            6

              Notes to Condensed Consolidated Financial
              Statements -- March 31, 1997                      7 - 9

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition     9 - 10


PART II.   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders    11

Item 6.       Exhibits and Reports on Form 8-K                       11

Signatures                                                           11

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)



                                                                               March 31,          December 31,
                                                                                 1997                1996
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $   4,718                 $ 7,658
      Accounts receivable, less allowance for doubtful
         accounts of $950 and $719, respectively                               5,597                   6,229
      Net investment in sales-type leases -
         current portion                                                       1,282                   1,496
      Inventories                                                              8,335                   6,926
      Prepaid expenses and other current assets                                  659                     389
                                                                              ------                   -----
               Total current assets                                           20,591                  22,698

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                      1,327                   1,205
SECURITY DEVICES ON LEASE, net                                                   222                     281
PROPERTY, PLANT AND EQUIPMENT, net                                             7,257                   7,288
GOODWILL AND OTHER INTANGIBLES, net                                           11,458                     364
OTHER ASSETS                                                                     628                   1,021
                                                                           ---------                 ---------

                                                                           $  41,483               $  32,857
                                                                           =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                     $   2,202                $   1,101
      Accrued liabilities                                                      4,759                    2,268
      Obligations under capital leases -
         current portion                                                         284                      392
      Deferred lease rentals                                                     224                      231
                                                                           ---------                 ---------
               Total current liabilities                                       7,469                    3,992

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                                      3,125                     3,154
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     467                       463
REDEEMABLE CUMULATIVE PREFERRED STOCK                                         24,009                       ---

SHAREHOLDERS' EQUITY
      Common stock                                                                10                         5
      Additional paid-in capital                                              17,769                    22,329
      Retained earnings (accumulated deficit)                                (11,366)                    2,914
                                                                           ----------                ---------
                                                                               6,413                    25,248
                                                                           ---------                 ---------

                                                                           $  41,483                 $  32,857
                                                                           =========                 =========
See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                                                     Three Months Ended
                                                                                           MARCH 31,
                                                                                    1997            1996

REVENUES                                                                           $5,103            $ 5,552
COSTS AND EXPENSES:
Cost of sales                                                                       2,499              2,600
Customer service expenses                                                             837                662
Selling, general and administrative expenses                                        2,435              1,876
Research and development                                                              430                372
Interest income, net                                                                  (54)               ---
Purchased in-process research and development                                      13,200                ---
                                                                                   -------             -----

                                                                                   19,347              5,510
                                                                                 ---------             -----
OPERATING PROFIT (LOSS)                                                           (14,244)                42

OTHER INCOME:
Gain on sale of assets                                                                ---              2,462
                                                                                ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES                                                 (14,244)             2,504

INCOME TAXES                                                                           36                626
                                                                                ----------         ---------
NET INCOME (LOSS)                                                               $ (14,280)           $ 1,878
                                                                                 =========         =========
NET INCOME (LOSS) PER SHARE                                                     $   (1.95)           $   .37
                                                                                 =========         =========

WEIGHTED AVERAGE COMMON SHARES                                                      7,330              5,022
                                                                                 =========         =========
See notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

                                                              THREE MONTHS ENDED MARCH 31,1997

                                                                          Additional                     Total
                                              Common Stock                Paid-in       Retained         Shareholders'
                                          Shares          Amount          Capital       Earnings         Equity
BALANCE, DECEMBER 31, 1996
(as previously reported)                   5,773      $      58       $  22,276      $   2,914         $ 25,248

Restatement of Knogo N.A.
shares due to the merger                    (971)           (53)             53            ---              ---
                                           ------      ---------       ---------      ---------        --------

BALANCE, DECEMBER 31, 1996
(as restated)                               4,802             5          22,329          2,914           25,248

Shares issued to Video Sentry
shareholders in connection with
the merger                                  4,842              5          19,449            ---           19,454

Preferred shares issued to former
Knogo N.A. shareholders in
connection with the merger                    ---             ---       (24,009)           ---           (24,009)

Net loss                                      ---            ---             ---        (14,280)         (14,280)
                                           ------      ---------       ---------      ---------         ---------

BALANCE, MARCH 31, 1997                     9,644      $      10       $  17,769      $ (11,366)        $  6,413
                                            =====      =========       =========      =========         ========
See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                     Three Months Ended
                                                                                          MARCH 31,
                                                                                    1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $ (14,280)                $ 1,878
      Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
         Write-off of purchased in-process research
            and development                                                   13,200                     ---
         Depreciation and amortization of security
            devices and property, plant and equipment                            292                     277
         Amortization of goodwill and intangibles                                272                      13
         Provision for bad debts                                                  91                      26
      Changes in operating assets and liabilities,
         net of effects of business acquired:
         Accounts receivable                                                   1,245                   3,026
         Net investment in sales-type leases                                      92                     148
         Inventories                                                            (523)                   (327)
         Accounts payable                                                       (328)                 (1,336)
         Accrued liabilities                                                    (803)                    446
         Other, net                                                               96                     144
                                                                           ---------                 ---------

               Net cash (used in) provided by
                  operating activities                                          (646)                  4,295
                                                                           ----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                             ---                      (20)
      Security devices on lease                                                   39                      (62)
                                                                           ---------                ----------

               Net cash provided by (used in)
                  investing activities                                            39                       (82)
                                                                           ---------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of acquired debt                                              (2,166)                      ---
      Repayment of obligations under capital leases                             (167)                      (68)
      Exercise of stock options                                                  ---                        36
                                                                           ---------                 ---------

               Net cash used in financing activities                          (2,333)                      (32)
                                                                           ---------                 ----------

(DECREASE) INCREASE IN CASH                                                   (2,940)                    4,181

CASH, at beginning of period                                                   7,658                       409
                                                                           ---------                 ---------
CASH, at end of period                                                     $   4,718                 $   4,590
                                                                           =========                 =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION - KNOGO NORTH AMERICA INC. AND VIDEO SENTRY CORPORATION MERGER Sentry Technology Corporation ("Sentry") a newly publicly traded Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date.

Pursuant to the merger agreement, Sentry issued one share of Common Stock for each one share of Video Sentry Common Stock outstanding at the effective time of the merger. Sentry also issued one share of Common Stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. Common Stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred is non-voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's Common Stock at the time of redemption exceeds a hurdle price based on the price of Sentry Common Stock one year after the Effective Date. The minimum hurdle price is $5.00 per share and the maximum is $6.50. The preferred stock is not convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. Undeclared and unpaid cumulative dividends totaled $154,000 as of March 31, 1997.

The merger was accounted for under the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. Goodwill and other intangibles in the amount of approximately $11,350,000 have been capitalized and non-recurring charges of approximately $13,200,000 relating to in-process research and development have been expensed. The goodwill and other intangibles will be amortized over an estimated useful life of seven years. Although Video Sentry shareholders have a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles requires consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. Such other factors to be considered include: (i) key Sentry management positions are held by individuals previously holding similar such positions in Knogo N.A.; (ii) the assets, revenues and net earnings of Knogo N.A. significantly exceed those of Video Sentry; and (iii) the market value of the securities received by the former holders of Knogo N.A. Common Stock significantly exceeds the market value of the securities received by the former holders of Video Sentry Common Stock. As a result of these other factors, and solely for accounting and financial reporting purposes, the merger has been accounted for as a reverse acquisition of Video Sentry by Knogo N.A. Accordingly the financial statements of Knogo N.A. are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video Sentry after the Effective Date.

The consolidated balance sheet reflects the merger as of February 12, 1997, when Sentry acquired all of the outstanding Video Sentry Common Stock at its fair value plus direct costs incurred which are approximately $2,383,000. The consolidated statements of operations and cash flows include the historical results of Knogo N.A. in all periods presented and include the results of Video Sentry after the Effective Date.

The consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. Interim results are not necessarily indicative of results for a full year.

NOTE B  --  RESTATEMENT
Common stock, additional paid-in capital and the weighted average common shares have been retroactively restated to the earliest year presented in order to reflect the effect of the recapitalization that occurred during the reverse acquisition.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

NOTE C -- NET INVESTMENT IN SALES-TYPE LEASES The Company is the lessor of security devices under agreements expiring in various years through 2001. The net investment in sales-type leases consists of:


                                                                          MARCH 31, 1997           DECEMBER 31, 1996
                                                                          --------------           -----------------
                                                                                      (in thousands)
Minimum lease payments receivable                                          $   3,053                 $   3,152
Allowance for uncollectible minimum
   lease payments                                                               (153)                     (157)
Unearned income                                                                 (321)                     (324)
Unguaranteed residual value                                                       30                        30
                                                                           ---------                 ---------
Net investment                                                                 2,609                     2,701
Less current portion                                                           1,282                     1,496
                                                                           ---------                 ---------
Non-current portion                                                        $   1,327                 $   1,205
                                                                           =========                 =========

NOTE D -- INVENTORIES Inventories consist of the following:


                                                                        MARCH 31, 1997            DECEMBER 31, 1996
                                                                        --------------            -----------------
                                                                                     (in thousands)
Raw materials                                                              $  3,379                 $    2,498
Work-in-process                                                               3,270                      2,547
Finished goods                                                                1,686                      1,881
                                                                           ---------                 ---------
                                                                           $  8,335                  $   6,926
                                                                           =========                 =========

Reserves for excess and obsolete inventory totaled $1,778,000 and $1,691,000 as of March 31, 1997 and December 31, 1996, respectively and have been included as a component of the above amounts.

NOTE E  --  SUPPLY AGREEMENT
Knogo N.A. has a supply agreement in which Sensormatic is obligated to purchase products from Knogo N.A. in the amount of $12,000,000 during 1995 and an additional $12,000,000 during the ensuing 18 months. Such products are priced to yield Knogo N.A. a 35% gross margin. Sales under the supply agreement were $774,000 and $2,163,000 in the quarters ended March 31, 1997 and 1996, respectively. During the quarter ended March 31, 1997, Sensormatic did not meet its minimum purchase amounts and, in accordance with the agreement, was charged with a profit factor on the shortfall of $502,000 which was included in revenues. Included in accounts receivable as of March 31, 1997 and December 31, 1996 are amounts due from Sensormatic of $896,000 and $1,212,000, respectively.

NOTE F  --  GAIN ON SALE OF ASSETS
In March 1996, the Company completed the sale of certain assets (primarily patents and technology) of its library security systems business to Minnesota Mining and Manufacturing Company ("3M") for a purchase price of $3 million, paid at closing. In connection with such sale, Knogo N.A. and 3M entered into an agreement pursuant to which the Company has become a distributor of certain of 3M's library systems products for an initial term of three years and has agreed not to compete with 3M in the sale of security systems products (other than closed circuit video systems) in the library market except as otherwise contemplated by the transaction documentation. The parties also settled certain patent litigation between them.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


The impact of the transaction resulted in an increase in cash of $3 million and pretax gain of approximately $2.5 million in the quarter ended March 31, 1996. The impact on the Company's historical revenues and net income from the sale of products covered by the patents and related technology sold is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Consolidated revenues were 8% lower in the first quarter ended March 31, 1997 than in the quarter ended March 31, 1996. Revenues from customers other than Sensormatic in the current period were $3,827,000 or 75% of total revenues as compared to $3,389,000 or 61% of total revenues in the prior period. As the merger only became effective February 12, 1997, revenues from Video Sentry's product lines contributed only $358,000 but still represented the majority of the increase in the quarter. In 1996, the Company entered into a contract with a retail customer which provided for additional revenues if certain shrinkage reductions were met. In the first quarter of 1997, the Company was notified by the customer that although there were overall shrinkage reductions, the contractual target amounts were not achieved and, therefore, the additional revenues for those stores would not be due. Subsequently, however, the customer amended and renewed its master agreement with the Company to be the exclusive supplier of EAS and CCTV equipment for the next five years with standard pricing and terms. Sales under the Supply Agreement with Sensormatic in the first quarter of 1997 were significantly lower representing $774,000 or 15% of total revenues as compared to $2,163,000 or 39% of total revenues in the first quarter of 1996. Under the terms of the Supply Agreement, Sensormatic had minimum obligations to purchase $2 million in each of the two remaining quarters of 1997 before the agreement expires on June 30. As Sensormatic did not meet its minimum order amounts in the current period, the Company recorded in revenues $502,000 which represented the minimum contractual margins on the shortfall. Based on meetings with Sensormatic management and forecasts received, the Company expects that the minimum order amounts will not be met in the next quarter and Sensormatic will be obligated to pay the Company the agreed upon margins on the shortfall. Sentry anticipates replacing these future revenues with continued growth in its core markets and through the promotion of the SentryVision(TM) product line. Sales represented 80% and service revenues and other income 20% of total revenues in 1997 as compared to 90% and 10% in 1996.

     Cost of sales were 49% of total revenues in the quarter ended March 31, 1997 compared to 47% in the same period in the previous year. The cost of sales percentage is impacted by several factors including the mix of products sold to its own third party customers and the amount of sales to Sensormatic under the Supply Agreement. In the first quarter of 1997, the Company sold a higher percentage of CCVS equipment and 3M library products to its third party customers than in the same period in 1996. These products are not manufactured directly by Sentry and carry lower margins than the traditional EAS products it does produce. In the first three months of 1997 cost of sales was also negatively impacted by the lower production levels at the Company's Puerto Rico manufacturing facility due to the decline in sales to Sensormatic and the ramping up for the production of Sentry Vision(TM) products which had not yet commenced.

Customer service expenses were higher in the first quarter of 1997 as compared to the first quarter of 1996 due to the addition of Video Sentry customer service staff, technical updates made to the existing installed Video Sentry customer base and cross training for existing staff on EAS and CCTV (including SentryVision(TM)) product lines.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The increase in selling, general and administrative expenses in the first quarter of 1997 as compared to the first quarter of 1996 is primarily a result of the amortization of acquired goodwill and intangibles, merger related integration and sales promotion expenses and higher provisions for bad debts.

The increase in research and development costs in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 is a result of the continuing efforts towards improving the SentryVision(TM) traveling CCTV surveillance system which the Company commenced selling in the first quarter of 1997.

In the first quarter of 1997 when the merger was consummated, Sentry recorded a non-recurring charge of $13,200,000 relating to purchased in-process research and development. The amount was based on the purchase price allocation and a valuation of existing technology and technology in-process. The charge for in-process research and development equaled its estimated current fair value based on a risk adjusted cash flows of specifically identified technologies for which the technological feasibility has not been established and alternative future uses did not exist.

The Company's interest income was $75,000 in the first quarter of 1997 as compared to $21,000 in the same period of 1996. The increase is due to the investment of the proceeds from the sale/leaseback transaction of the Company's corporate headquarters at the end of 1996. These amounts are shown net of interest expense of $21,000 in both periods related to capitalized leases.

In the first quarter of 1996, the Company sold certain assets to 3M, consisting of patents and technology, for a purchase price of $3 million. The proceeds, net of certain costs including patent costs, inventory write downs, new product training costs, legal and other costs, resulted in a gain of approximately $2.5 million which is included in the results of that period. See Note F.

Sentry's lower income taxes in the current period represents the normal provisions on the earnings of the Puerto Rico manufacturing operations. The higher amount in the 1996 period was primarily related to the tax on the gain on the sale of assets to 3M which were taxed at the statutory federal tax rate.

As a result of the foregoing, Sentry had a net loss of $14,280,000 in the quarter ended March 31, 1997 as compared to net income of $1,878,000 in the quarter ended March 31, 1996.

FINANCIAL CONDITION AS OF MARCH 31, 1997

During the quarter and primarily as a result of the merger, Sentry used approximately $2.9 million in cash. The Company utilized existing funds of $2.2 million to retire acquired Video Sentry debt. As of March 31, 1997 the Company had no bank debt.

Before the end of May 1997, Sentry intends to enter into a new credit arrangement with Knogo N.A.'s present lender, Fleet Bank, and thereafter to make advances to each of Video Sentry and Knogo N.A. as the business of the two subsidiaries may require. Based upon discussions between Knogo N.A.'s management and senior lending officers at Fleet Bank, Sentry believes that a new facility will be made available to it for at least the same amount, and on substantially the same terms, as are currently made available to Knogo N.A. Such facility would be secured by a lien on substantially all of the assets of Sentry and its subsidiaries.

Despite the expiration of the Supply Agreement, the Company anticipates that current cash reserves, cash generated by operations and cash obtained under the bank credit facility expected to be entered into by Sentry will be adequate to finance its anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

PART II  -  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

               On January 14, 1997, Video Sentry, at that time the sole shareholder of the Corporation, executed a written consent appointing additional directors of the Corporation. On February 12, 1997, prior to the consummation of the merger, Video Sentry, as sole shareholder of the Corporation, executed a written consent approving the adoption of the Corporation's 401(k) Plan and the Stock Incentive Plan.

Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits:
               27.     Financial Data Schedule (For SEC use only)

      (b)      Reports on Form 8-K

               On February 27, 1997, the Corporation filed a Current Report on Form 8-K reporting under Item 2 the consummation of the merger of Knogo N.A. and Video Sentry into wholly-owned subsidiaries of the Corporation. This Form 8-K was amended on April 28, 1997 to set forth the financial information required by the Form.

               On March 10, 1997, the Corporation filed a Current Report on Form 8-K reporting under Item 2 the consummation in December 1996 of a sale/leaseback transaction of the Hauppauge, New York facility of Knogo N.A. The transaction had been reported previously by Knogo N.A. under Item 5 of Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SENTRY TECHNOLOGY CORPORATION

    Date: MAY 15, 1997                          By: /S/   PETER J. MUNDY
                                                    -------------------------
                                                   Peter J. Mundy, Vice
                                                   President - Finance and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)