Form 10-Q
period 1997-06-30
SENTRY TECHNOLOGY CORP
filed 1997-08-05
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


Commission File Number    1-12727


                        SENTRY TECHNOLOGY CORPORATION 10
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

Yes   X    No


Number of shares outstanding of issuer's common stock as of August 4, 1997 was 9,700,884.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX


                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets --
              June 30, 1997 and December 31, 1996                       3

              Condensed Consolidated Statements of Operations --
              Three Months Ended June 30, 1997 and 1996
              and Six Months Ended June 30, 1997 and 1996               4

              Consolidated Statement of Shareholders' Equity
              Six Months Ended June 30, 1997                            5

              Condensed Consolidated Statements of Cash Flows --
              Six Months Ended June 30, 1997 and 1996                   6

              Notes to Condensed Consolidated Financial
              Statements -- June 30, 1997                               7 - 8


Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition             9 - 10



PART II.   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                          11


Signatures                                                              11


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                              June 30,               December 31,
                                                                                1997                     1996
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $   2,430                 $   7,658
      Accounts receivable, less allowance for doubtful
         accounts of $873 and $719, respectively                               5,533                     6,229
      Net investment in sales-type leases -
         current portion                                                         588                     1,496
      Inventories                                                              8,264                     6,926
      Prepaid expenses and other current assets                                  591                       389
                                                                              ------                    ------
               Total current assets                                           17,406                    22,698

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                      1,210                     1,205
SECURITY DEVICES ON LEASE, net                                                   207                       281
PROPERTY, PLANT AND EQUIPMENT, net                                             7,068                     7,288
GOODWILL AND OTHER INTANGIBLES, net                                           11,082                       364
OTHER ASSETS                                                                     533                     1,021
                                                                           ---------                 ---------

                                                                           $  37,506                 $  32,857
                                                                           =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                     $   1,139                 $   1,101
      Accrued liabilities                                                      3,171                     2,268
      Obligations under capital leases -
         current portion                                                         241                       392
      Deferred lease rentals                                                     202                       231
                                                                           ---------                 ---------
               Total current liabilities                                       4,753                     3,992

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                                      3,082                     3,154
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     474                       463

REDEEMABLE CUMULATIVE PREFERRED STOCK                                         24,644                       ---

SHAREHOLDERS' EQUITY
      Common stock                                                                10                         5
      Additional paid-in capital                                              17,272                    22,329
      Retained earnings (accumulated deficit)                                (12,729)                    2,914
                                                                           ---------                 ---------
                                                                               4,553                    25,248
                                                                           ---------                 ---------
                                                                           $  37,506                 $  32,857
                                                                           =========                 =========

See notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                 Three Months Ended                      Six Months Ended
                                                       JUNE 30,                              JUNE 30,
                                               1997            1996                    1997             1996

REVENUES                                    $   5,622         $   6,887             $  10,725        $  12,439

COSTS AND EXPENSES:
Cost of sales                                   3,140             3,790                 5,639            6,390
Customer service expenses                       1,112               756                 1,949            1,418
Selling, general and
   administrative expenses                      2,201             1,967                 4,636            3,843
Research and development                          419               359                   849              731
Interest (income) expense, net                     77               (41)                   23              (41)
Purchased in-process
   research and development                       ---               ---                13,200              ---
                                            ---------         ---------             ---------        ---------
                                                6,949             6,831                26,296           12,341
                                            ---------         ---------             ---------        ---------

OPERATING PROFIT (LOSS)                        (1,327)               56               (15,571)              98

OTHER INCOME:
Gain on sale of assets                            ---               ---                   ---            2,462
                                            ---------         ---------             ---------        ---------


INCOME (LOSS) BEFORE
   INCOME TAXES                                (1,327)               56               (15,571)           2,560

INCOME TAXES                                       36                14                    72              640
                                            ---------         ---------             ---------        ---------

NET INCOME (LOSS)                              (1,363)               42               (15,643)           1,920

PREFERRED STOCK DIVIDENDS                         457               ---                   457              ---
                                           ----------      ------------           -----------         --------


NET INCOME (LOSS) AVAILABLE
   TO COMMON SHAREHOLDERS                $     (1,820)        $      42            $ (16,100)         $  1,920
                                         =============        =========             =========         ========

NET INCOME (LOSS) PER SHARE              $       (.19)        $     .01            $   (1.89)         $    .38
                                         ============         =========             =========         ========


WEIGHTED AVERAGE
   COMMON SHARES                                9,672             5,094                 8,501            5,058
                                            =========         =========             =========        =========

See notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)


                                                                SIX MONTHS ENDED JUNE 30, 1997
                                                                       Additional                        Total
                                               COMMON STOCK             Paid-In        Retained      Shareholders'
                                           SHARES        AMOUNT         CAPITAL        EARNINGS         EQUITY
BALANCE, DECEMBER 31, 1996
(as previously reported)                    5,773      $      58       $  22,276      $   2,914         $ 25,248

Restatement of Knogo N.A.
shares due to the merger                     (971)           (53)             53            ---              ---
                                           ------      ---------       ---------      ---------         --------

BALANCE, DECEMBER 31, 1996
(as restated)                               4,802              5          22,329          2,914           25,248

Shares issued to Video Sentry
shareholders in connection with
the merger                                  4,842              5          19,449            ---           19,454

Preferred shares issued to former
Knogo N.A. shareholders in
connection with the merger                    ---             ---        (24,009)           ---          (24,009)

Exercise of stock options and
warrants                                       57             ---            (40)           ---              (40)

Net loss                                      ---             ---            ---        (15,643)         (15,643)

Preferred stock dividends                     ---             ---           (457)           ---             (457)
                                         ---------      ----------      ----------     ---------        ---------

BALANCE, JUNE 30, 1997                      9,701       $      10      $  17,272      $ (12,729)        $  4,553
                                            =====       =========      =========      =========         ========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                      Six Months Ended
                                                                                           JUNE 30,
                                                                                1997                    1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $ (15,643)                $   1,920
      Adjustments to reconcile net income (loss)
         to net cash (used in) provided by operating activities:
         Write-off of purchased in-process research
            and development                                                   13,200                       ---
         Depreciation and amortization of security
            devices and property, plant and equipment                            631                       565
         Amortization of goodwill and intangibles                                674                        28
         Provision for bad debts                                                  43                        54
      Changes in operating assets and liabilities,
         net of effects of business acquired:
         Accounts receivable                                                   1,357                     3,459
         Net investment in sales-type leases                                     903                      (759)
         Inventories                                                            (452)                     (209)
         Accounts payable                                                     (1,391)                   (1,081)
         Accrued liabilities                                                  (2,391)                      293
         Other, net                                                              218                        10
                                                                           ---------                 ---------

               Net cash (used in) provided by operating activities            (2,851)                    4,280
                                                                           ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                            (122)                     (192)
      Security devices on lease                                                   26                      (351)
                                                                           ---------                 ---------

               Net cash used in investing activities                             (96)                     (543)
                                                                           ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of acquired debt                                              (2,166)                      ---
      Repayment of obligations under capital leases                             (253)                      (89)
      Exercise of stock options and warrants                                     138                        64
                                                                           ---------                 ---------

               Net cash used in financing activities                          (2,281)                      (25)

(DECREASE) INCREASE IN CASH                                                   (5,228)                    3,712

CASH, at beginning of period                                                   7,658                       409
                                                                           ---------                 ---------
CASH, at end of period                                                     $   2,430                 $   4,121
                                                                           =========                 =========


See notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


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

Pursuant to the merger agreement, Sentry issued one share of Common Stock for each one share of Video Sentry Common Stock outstanding at the effective time of the merger. Sentry also issued one share of Common Stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. Common Stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred stock is non-voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's Common Stock at the time of redemption exceeds a hurdle price based on the price of Sentry Common Stock one year after the Effective Date. The minimum hurdle price is $5.00 per share and the maximum is $6.50. The preferred stock is not convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. Undeclared and unpaid cumulative dividends totaled $457,000 as of June 30, 1997.

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

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


NOTE C -- NET INVESTMENT IN SALES-TYPE LEASES The Company is the lessor of security devices under agreements expiring in various years through 2001. The net investment in sales-type leases consists of:



                                             JUNE 30, 1997   DECEMBER 31, 1996
                                             -------------   -----------------
                                                        (in thousands)
Minimum lease payments receivable              $   2,158        $   3,152
Allowance for uncollectible minimum
   lease payments                                   (108)            (157)
Unearned income                                     (282)            (324)
Unguaranteed residual value                           30               30
                                               ---------        ---------
Net investment                                     1,798            2,701
Less current portion                                 588            1,496
                                               ---------        ---------
Non-current portion                            $   1,210        $   1,205
                                               =========        =========


NOTE D -- INVENTORIES
Inventories consist of the following:


                                            JUNE 30, 1997   DECEMBER 31, 1996
                                            -------------   -----------------
                                                     (in thousands)

Raw materials                             $        3,314      $     2,498
Work-in-process                                    3,156            2,547
Finished goods                                     1,794            1,881
                                               ---------        ---------
                                               $   8,264        $   6,926
                                               =========        =========


Reserves for excess and obsolete inventory totaled $1,693,000 and $1,691,000 as of June 30, 1997 and December 31, 1996, respectively and have been included as a component of the above amounts.


NOTE E  --  SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase $2 million of products from Knogo N.A. per quarter through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Sales under the supply agreement were $529,000 and $1,234,000 in the quarters ended June 30, 1997 and 1996 and $1,303,000 and $3,397,000 in the six month periods ended June 30, 1997 and 1996, respectively. During the periods presented, Sensormatic did not meet its minimum order amounts and, accordingly, the Company recorded in revenues the cumulative profits on the shortfall payable to the Company pursuant to the supply agreement. These amounts were $674,000 and $1,176,000 in the quarter and six months ending June 30, 1997, respectively and $301,000 in both the quarter and six months ended June 30, 1996. Included in accounts receivable as of June 30, 1997 and December 31, 1996 are amounts due from Sensormatic of $948,000 and $1,212,000, respectively.


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

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Consolidated revenues were 18% and 14% lower in the second quarter and six month period ended June 30, 1997 than in the quarter and six month period ended June 30, 1996. Revenues from third party customers, other than Sensormatic, in the current periods were $4,419,000 and $8,246,000 or 79% and 77% of total revenues, a decrease as compared to $5,352,000 and $8,741,00 or 78% and 70% of total revenues in the prior year periods. Since the merger was consummated, the SentryVision(TM) product lines have contributed $1.4 million in new revenues. This was partially offset by lower EAS and traditional CCTV sales primarily in the retail markets. Sales under the supply agreement with Sensormatic in the quarter and six month period ended June 30, 1997 were $529,000 and $1,303,000 or 9% and 12% of total revenues as compared to $1,234,000 and $3,397,000 or 18% and 27% of total revenues in the prior year periods. Under the terms of the supply agreement, Sensormatic had minimum obligations to purchase $2 million in each of the first two quarters of 1997 before the agreement expired on June 30. As Sensormatic did not meet its minimum order amounts in certain of the periods presented, the Company recorded in revenues $674,000 and $1,176,000 in the three and six month periods ended June 30, 1997 and $301,000 in the six month period ended June 30, 1996, which represented the minimum contractual margins on the shortfall. Sensormatic has indicated that it will continue to purchase certain EAS products subsequent to June 30, 1997, but without minimum order levels and guaranteed minimum margins. Sentry expects to replace these revenues in the future through the promotion of the SentryVision(TM) product line and continued growth in its core markets. Sales represented 79% and service revenues and other income 21% of total revenues in 1997 as compared to 89% and 11% in 1996.

Cost of sales were 56% and 53% of total revenues in the three and six months ended June 30, 1997 compared to 55% and 51% in the same periods in the previous year. The cost of sales percentage is impacted by several factors including the mix of products sold to its third party customers and the amount of sales to Sensormatic under the supply agreement. In the second quarter and first six months of 1997, the Company sold a higher percentage of SentryVision(TM), CCTV equipment and 3M library products to its third party customers than in the same period in 1996. These products were not manufactured directly by Sentry and carry lower margins than the traditional EAS products it does produce. In the first six months of 1997 cost of sales was also negatively impacted by the lower production levels at the Company's Puerto Rico manufacturing facility due to the decline in sales to Sensormatic and the ramping up for the production of SentryVision(TM) products which had not yet commenced.

Customer service expenses were higher in both the second quarter and first six months of 1997 as compared to both the second quarter and first six months of 1996 due to the addition of Video Sentry customer service staff, technical updates made to the existing installed Video Sentry customer base and cross training for existing staff on EAS and CCTV (including SentryVision(TM)) product lines.

The increase in selling, general and administrative expenses in 1997 as compared to 1996 were primarily a result of the amortization of goodwill and intangibles acquired in the merger which represented $389,000 and $649,000 in the second quarter and first six months of 1997, respectively.

The increase in research and development costs in the second quarter and six months ended June 30, 1997 as compared to the second quarter and six months ended June 30, 1996 is a result of the continuing efforts to improve the SentryVision(TM) traveling CCTV surveillance system which the Company commenced selling in the first half of 1997.

Due to the consummation of the merger in the first quarter of 1997, Sentry recorded for that period a non-recurring charge of $13,200,000 relating to purchased in-process research and development. The amount was based on the purchase price allocation and a valuation of existing technology and technology in-process. The charge for in-process research and development equaled its estimated current fair value based on risk adjusted cash flows of specifically identified technologies for which the technological feasibility has not been established and alternative future uses did not exist.


SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


The Company had net interest expense in the current year periods as compared to net interest income in the 1996 periods. Interest income was $23,000 and $98,000 in the second quarter and first six months of 1997 as compared to $61,000 and $82,000 in the same periods of 1996. As a result of the merger, the Company reduced the amount of its temporary investments. Interest expense was $100,000 and $121,000 in the three and six month periods ended June 30, 1997 as compared to $20,000 and $41,000 in the same periods of 1996. The increase is due to higher amounts of capitalized leases.

In the first quarter of 1996, the Company sold certain assets to 3M, consisting of patents and technology, for a purchase price of $3 million. The proceeds, net of certain costs including patent costs, inventory write downs, new product training costs, legal and other costs, resulted in a gain of approximately $2.5 million which is included in the results of that period. See Note F.

Sentry's lower income taxes in the current periods represent the normal provisions on the earnings of the Puerto Rico manufacturing operations which cannot be offset by operating losses of other subsidiaries.. The higher amount in the 1996 period was primarily related to the tax on the gain on the sale of assets to 3M which were taxed at the statutory federal tax rate.

As a result of the foregoing, Sentry had a net loss of $1,363,000 and $15,643,000 in the quarter and six months ended June 30, 1997 as compared to net income of $42,000 and $1,920,000 in the quarter and six months ended June 30, 1997.

Preferred stock dividends of $457,000 have been accrued in 1997. These amounts will be paid-in-kind as of February 12, 1998. See Note A.


FINANCIAL CONDITION AS OF JUNE 30, 1997

During the first six months and primarily as a result of the merger, Sentry used approximately $5.2 million in cash. The Company utilized existing funds of $2.2 million to retire acquired Video Sentry debt and $2.5 million to satisfy long term vendor payables. As of June 30, 1997 the Company had no bank debt.

Sentry intends to enter into a new credit arrangement, subject to the finalization of financial covenants, with Knogo N.A.'s present lender, Fleet Bank, and thereafter to make advances to each of Video Sentry and Knogo N.A. as the businesses of the two subsidiaries may require. Based upon discussions between Knogo N.A.'s management and senior lending officers at Fleet Bank, Sentry believes that a new facility will be made available to it for at least the same amount, and on substantially the same terms, as are currently made available to Knogo N.A. Such facility would be secured by a lien on substantially all of the assets of Sentry and its subsidiaries.

The Company anticipates that current cash reserves, cash generated by operations and cash obtained under the bank credit facility expected to be entered into by Sentry will be adequate to finance its anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.

SENTRY TECHNOLOGY CORPORATION

PART II  -  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits:
               27.     Financial Data Schedule (For SEC use only)

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SENTRY TECHNOLOGY CORPORATION


Date:  AUGUST 4, 1997                     By: /S/   PETER J. MUNDY
                                              Peter J. Mundy, Vice
                                              President - Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)