Form 10-Q
period 1997-09-30
SENTRY TECHNOLOGY CORP
filed 1997-11-05
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


          Commission File Number                                   1-12727


                          SENTRY TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                               96-11-3349733
           --------                               ---------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

 350 WIRELESS BOULEVARD, HAUPPAUGE,  NEW YORK        11788
 --------------------------------------------        ------
 Address of principal executive offices)           (Zip Code)

                                  516-232-2100
                                  ------------
              (Registrant's telephone number, including area code)


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

Yes      X         No


Number of shares outstanding of issuer's common stock as of November 3, 1997 was 9,750,759.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------

                                      INDEX
                                      -----

                                                                    PAGE NO.
                                                                    --------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets --
            September 30, 1997 and December 31, 1996                   3

            Condensed Consolidated Statements of Operations --
            Three Months Ended September 30, 1997 and 1996
            and Nine Months Ended September 30, 1997 and 1996          4

            Consolidated Statement of Shareholders' Equity
            Nine Months Ended September 30, 1997                       5

            Condensed Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 1997 and 1996              6

            Notes to Condensed Consolidated Financial
            Statements -- September 30, 1997                           7 - 8


Item 2.     Management's Discussion and Analysis of
            Results of Operations and Financial Condition              9 - 10

PART II.   OTHER INFORMATION
----------------------------

Item 6.     Exhibits and Reports on Form 8-K                            11

Signatures                                                              11

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                            September 30,           December 31,
                                                                               1997                    1996
                                                                            ------------            ------------
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                               $  1,776               $   7,658
    Accounts receivable, less allowance for doubtful
      accounts of $744 and $719, respectively                                  6,124                   6,229
    Net investment in sales-type leases -
      current portion                                                            575                   1,496
    Inventories                                                                8,395                   6,926
    Prepaid expenses and other current assets                                    508                     389
                                                                             -------                ---------
               Total current assets                                           17,378                  22,698

NET INVESTMENT IN SALES-TYPE LEASES-
    non-current portion                                                        1,060                   1,205
SECURITY DEVICES ON LEASE, net                                                   178                     281
PROPERTY, PLANT AND EQUIPMENT, net                                             6,882                   7,288
GOODWILL AND OTHER INTANGIBLES, net                                           10,687                     364
OTHER ASSETS                                                                     554                   1,021
                                                                           ---------                 ---------

                                                                           $  36,739                $ 32,857
                                                                           =========                 =========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------
CURRENT LIABILITIES
    Accounts payable                                                       $   1,264                $  1,101
    Accrued liabilities                                                        3,220                   2,268
    Obligations under capital leases-
      current portion                                                            195                     392
    Deferred lease rentals                                                       564                     231
                                                                           ---------                 ---------
               Total current liabilities                                       5,243                   3,992

OBLIGATIONS UNDER CAPITAL LEASES-
    non-current portion                                                        3,044                   3,154
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     463                     463

REDEEMABLE CUMULATIVE PREFERRED STOCK                                         24,949                    ---

COMMON SHAREHOLDERS' EQUITY
    Common stock                                                                  10                       5
    Additional paid-in capital                                                17,050                  22,329
    Retained earnings (accumulated deficit)                                  (14,020)                  2,914
                                                                           ---------                ---------
                                                                               3,040                  25,248
                                                                           ---------                ---------
                                                                           $  36,739               $  32,857
                                                                           =========               =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                 ------------------                      ------------------
                                                 1997         1996                          1997       1996
                                                 ----         ----                          ----       ----

REVENUES                                      $  6,435       $  5,741                  $  17,160    $ 18,180

COSTS AND EXPENSES:
Cost of sales                                    3,397          3,008                      9,036       9,398
Customer service expenses                        1,415            779                      3,364       2,197
Selling, general and
 administrative expenses                         2,395          1,544                      7,031       5,387
Research and development                           405            338                      1,254       1,069
Interest (income) expense, net                      78            (23)                       101         (64)
Purchased in-process
 research and development                          ---            ---                     13,200         ---
                                               ------------    -----------             ---------     --------

                                                 7,690          5,646                     33,986      17,987
                                               ------------    -----------             ---------     ---------

OPERATING PROFIT (LOSS)                         (1,255)            95                    (16,826)        193

OTHER INCOME:
Gain on sale of assets                           ---              ---                     ---          2,462
                                               ------------    -----------             ---------     --------

INCOME (LOSS) BEFORE
  INCOME TAXES                                  (1,255)            95                    (16,826)      2,655

INCOME TAXES                                        36             24                        108         664
                                               ------------    ------------            ----------   ---------

NET INCOME (LOSS)                               (1,291)            71                    (16,934)      1,991

PREFERRED STOCK DIVIDENDS                          305             ---                       762         ---
                                              --------------   ------------            -----------  ---------
NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                       $(1,596)         $  71                   $(17,696)   $  1,991
                                              -------------     -----------             ----------  ---------

NET INCOME (LOSS) PER SHARE                    $  (.16)         $ .01                 $    (1.99)   $    .39
                                              -------------    -----------              ---------   ---------
WEIGHTED AVERAGE
   COMMON SHARES                                 9,706          5,108                      8,903       5,075
                                               ------------   ----------                ---------    ---------

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)


                                                              NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                        Additional                        Total
                                              Common Stock                Paid-In     Retained         Shareholders
                                            Shares     Amount             Capital     Earnings            Equity
                                            ------     ------           ----------    --------         ------------
BALANCE, DECEMBER 31, 1996
(as previously reported)                    5,773      $      58       $  22,276      $   2,914         $ 25,248

Restatement of Knogo N.A.
shares due to the merger                     (971)           (53)             53            ---              ---
                                           ------      ---------       ---------      ---------         --------

BALANCE, DECEMBER 31, 1996
(as restated)                               4,802              5          22,329          2,914           25,248

Shares issued to Video Sentry
shareholders in connection with
the merger                                  4,842              5          19,449            ---           19,454

Preferred shares issued to former
Knogo N.A. shareholders in
connection with the merger                    ---            ---         (24,009)           ---          (24,009)

Shares issued to employee
benefit plan                                   28            ---              83            ---               83

Exercise of stock options and
warrants                                       57            ---             (40)           ---              (40)

Net loss                                      ---            ---             ---        (16,934)         (16,934)

Preferred stock dividends                     ---            ---            (762)           ---             (762)
                                              ---           -----        --------       --------         ---------
BALANCE, SEPTEMBER 30, 1997                 9,729         $   10        $ 17,050       $(14,020)        $  3,040
                                           ------         -------       ---------      ---------         ---------


See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               1997                     1996
                                                                               ----                     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $ (16,934)                $   1,991
      Adjustments to reconcile net income (loss)
         to net cash (used in) provided by operating activities:
         Write-off of purchased in-process research
            and development                                                   13,200                       ---
         Depreciation and amortization of security
            devices and property, plant and equipment                            899                       847
         Amortization of goodwill and intangibles                              1,075                        44
         Provision for bad debts                                                  30                        69
      Changes in operating assets and liabilities,
         net of effects of business acquired:
         Accounts receivable                                                     779                     2,287
         Net investment in sales-type leases                                   1,066                      (704)
         Inventories                                                            (583)                     (708)
         Accounts payable                                                     (1,266)                   (1,195)
         Accrued liabilities                                                  (2,342)                     (236)
         Other, net                                                              625                       248
                                                                           ---------                 ---------

               Net cash (used in) provided by operating activities            (3,451)                    2,643
                                                                           ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                            (169)                     (438)
      Security devices on lease                                                   20                       (85)
                                                                           ---------                 ---------

               Net cash used in investing activities                            (149)                     (523)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of acquired debt                                              (2,166)                      ---
      Repayment of obligations under capital leases                             (337)                     (113)
      Exercise of stock options and warrants                                     138                        66
      Stock issued to employee benefit plan                                       83                       ---
                                                                           ---------                 ---------

               Net cash used in financing activities                          (2,282)                      (47)

(DECREASE) INCREASE IN CASH                                                   (5,882)                    2,073

CASH, at beginning of period                                                   7,658                       409
                                                                           ---------                 ---------
CASH, at end of period                                                     $   1,776                 $   2,482
                                                                           ---------                 ---------

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


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

Pursuant to the merger agreement, Sentry issued one share of Common Stock for each one share of Video Sentry Common Stock outstanding at the effective time of the merger. Sentry also issued one share of Common Stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. Common Stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred stock is non-voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's Common Stock at the time of redemption exceeds a hurdle price based on the price of Sentry Common Stock one year after the Effective Date. The minimum hurdle price is $5.00 per share and the maximum is $6.50. The preferred stock is not convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. Undeclared and unpaid cumulative dividends totaled $762,000 as of September 30, 1997.

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

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

NOTE C -- NET INVESTMENT IN SALES-TYPE LEASES The Company is the lessor of security devices under agreements expiring in various years through 2001. The net investment in sales-type leases consists of:


                                                                     September 30, 1997         December 31, 1996
                                                                                   (in thousands)
Minimum lease payments receivable                                          $   1,941                 $   3,152
Allowance for uncollectible minimum
   lease payments                                                                (97)                     (157)
Unearned income                                                                 (239)                     (324)
Unguaranteed residual value                                                       30                        30
                                                                           ---------                 ---------
Net investment                                                                 1,635                     2,701
Less current portion                                                             575                     1,496
                                                                           ---------                 ---------
Non-current portion                                                        $   1,060                 $   1,205
                                                                           ---------                 ---------

NOTE D -- INVENTORIES Inventories consist of the following:

                                                                      September 30, 1997         December 31, 1996
                                                                                    (in thousands)
Raw materials                                                             $    3,095                $    2,498
Work-in-process                                                                3,677                     2,547
Finished goods                                                                 1,623                     1,881
                                                                           ---------                 ---------
                                                                           $   8,395                 $   6,926
                                                                           ---------                 ---------


Reserves for excess and obsolete inventory totaled $1,777,000 and $1,691,000 as of September 30, 1997 and December 31, 1996, respectively and have been included as a component of the above amounts.


NOTE E  --  SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase $2 million of products from Knogo N.A. per quarter through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $518,000 and $593,000 in the quarters ended September 30, 1997 and 1996 and $1,821,000 and $3,990,000 in the nine month periods ended September 30, 1997 and 1996, respectively. During certain periods presented, in which the supply agreement was in place, Sensormatic did not meet its minimum order amounts and, accordingly, the Company recorded in revenues the cumulative profits on the shortfall payable to the Company pursuant to the agreement. While there were no amounts recorded in the third quarter of 1997, amounts of $1,176,000 were recorded in the nine months ended September 30, 1997 and $341,000 and $642,000 in the three and nine month periods ended September 30, 1996. Included in accounts receivable as of September 30, 1997 and December 31, 1996 are amounts due from Sensormatic of $417,000 and $1,212,000, respectively.


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

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Consolidated revenues were 12% higher and 6% lower in the third quarter and nine month period ended September 30, 1997 than in the quarter and nine month period ended September 30, 1996. Revenues from third party customers, other than Sensormatic, in the current periods were $5,917,000 and $14,163,000 or 92% and 83% of total revenues, as compared to $4,807,000 and $13,548,000 or 84% and 75% of total revenues in the prior year periods. These amounts represent a 23% and 5% increase over the third quarter and first nine months in the previous year. The increase is primarily due to higher sales in the CCTV product lines, including the SentryVisionRM traveling CCTV surveillance system, which was partially offset by lower retail and library EAS sales. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $518,000 and $593,000 in the quarters ended September 30, 1997 and 1996 and $1,821,000 and $3,990,000 in the nine month periods ended September 30, 1997 and 1996, respectively. During certain periods presented, in which the supply agreement was in place, Sensormatic did not meet its minimum order amounts, and, accordingly, the Company recorded in revenues the cumulative profits on the shortfall payable to the Company pursuant to the agreement. While there were no amounts recorded in the third quarter of 1997, amounts of $1,176,000 were recorded in the nine months ended September 30, 1997 and $341,000 and $642,000 in the three and nine month periods ended September 30, 1996. Sensormatic has indicated it will continue to purchase certain EAS products from the Company in the future. In addition, during the quarter, Sentry signed a multi-year agreement with Sensormatic to be its exclusive distributor of SentryVisionRM systems in Latin America and the Caribbean. This agreement marks the Company's first venture outside of North America since the merger between Knogo N.A. and Video Sentry was consummated.

Cost of sales were 53% of total revenues in both the three and nine months ended September 30, 1997 compared to 52% in the same periods in the previous year. The cost of sales percentage is impacted by several factors including the mix of products sold to its third party customers and the amount of total revenues from Sensormatic under the supply agreement. The increase in cost of sales in the third quarter and first nine months of 1997 was primarily related to the new SentryVisionRM product line. While the Company continues to make cost reductions through better vendor sourcing and engineering improvements to the product line, SentryVisionRM systems still currently carry lower margins than the traditional EAS products produced by the Company. In the first nine months of 1997 cost of sales was also negatively impacted by the lower production levels at the Company's Puerto Rico manufacturing facility due to the decline in sales to Sensormatic and the ramping up for the production of SentryVisionRM products which only commenced late in the third quarter.

Customer service expenses were higher in both the third quarter and the nine months of 1997 as compared to both the third quarter and first nine months of 1996 due to the addition of the Video Sentry customer service staff as well as new hires, technical updates made to the existing installed Video Sentry customer base and cross training for existing staff on EAS and CCTV (including SentryVisionRM) product lines.

The increase in selling, general and administrative expenses in 1997 as compared to 1996 were primarily a result of higher sales and marketing costs associated with the promotion of the new SentryVisionRM systems and the amortization of goodwill and intangibles acquired in the merger of $386,000 and $1,031,000 in the third quarter and first nine months of 1997, respectively.

The increase in research and development costs in the third quarter and nine months ended September 30, 1997 as compared to the third quarter and nine months ended September 30, 1996 is a result of the continuing efforts to improve the SentryVisionRM system.

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

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The Company had net interest expense in the current year periods as compared to net interest income in the 1996 periods. Interest income was $15,000 and $113,000 in the third quarter and first nine months of 1997 as compared to $43,000 and $125,000 in the same periods of 1996. As a result of the merger, the Company reduced the amount of its temporary investments. Interest expense was $93,000 and $214,000 in the three and nine month periods ended September 30, 1997 as compared to $20,000 and $61,000 in the same periods of 1996. The increase is primarily due to the capitalized lease on its corporate headquarters entered into at the end of 1996.

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

As a result of the foregoing, Sentry had a net loss of $1,291,000 and $16,934,000 in the quarter and nine months ended September 30, 1997 as compared to net income of $71,000 and $1,991,000 in the quarter and nine months ended September 30, 1996.

Preferred stock dividends of $305,000 and $762,000 have been accrued in the third quarter and first nine months of 1997. These amounts will be paid-in-kind as of February 12, 1998. See Note A.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997
--------------------------------------------

During the first nine months and primarily as a result of the merger, Sentry used approximately $5.9 million in cash. The Company utilized existing funds of $2.2 million to retire acquired Video Sentry debt, $2.5 million to satisfy long term vendor payables and the remainder to finance its operating activities. As of September 30, 1997 the Company had no bank debt.

During the quarter, Sentry terminated its discussions with Knogo N.A.'s prior lender regarding a new credit arrangement. The Company currently is considering proposals from several commercial finance companies for a new revolving credit agreement. Based upon discussions between Sentry's management and senior lending officers at these institutions, Sentry believes that a new facility will be made available to it for at least the same amount, and on substantially the same terms, as were previously made available to Knogo N.A. Such facility would be secured by a lien on substantially all of the assets of Sentry and its subsidiaries. The Company expects to close on such a facility before year end.

The Company anticipates that current cash reserves, cash generated by operations and cash obtained under the credit facility expected to be entered into by Sentry will be adequate to finance its anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.

SENTRY TECHNOLOGY CORPORATION

PART II  -  OTHER INFORMATION
-----------------------------
Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits:
               27.     Financial Data Schedule (For SEC use only)

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SENTRY TECHNOLOGY CORPORATION

Date: November 4, 1997               By: /S/  PETER J. MUNDY
                                              Peter J. Mundy, Vice President
                                               - Finance and Chief Financial
                                              Officer
                                              (Principal Financial and
                                              Accounting Officer)

                             Financial Data Schedule
                       For Period Ended September 30, 1997

                          Sentry Technology Corporation
                                   (Unaudited)
                             (Dollars in Thousands)