Form 10-K
period 1997-12-31
SENTRY TECHNOLOGY CORP
filed 1998-03-27
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES  EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 1-12727
                                -----------------

                          SENTRY TECHNOLOGY CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                      96-11-3349733
       -------------------------------       ----------------
       (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)


                350 WIRELESS BOULEVARD, HAUPPAUGE, NEW YORK 11788
                -------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 232-2100
                                                            -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                                   ON WHICH REGISTERED:
--------------------                                   ---------------------

Common Stock, $.001 par value                          American Stock Exchange

Class A Preferred Stock, $.001 par value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

At March 26, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,644,000, based upon the closing price of such securities on the American Stock Exchange on that date. At March 26, 1998, the Registrant had outstanding 9,750,760 shares of Common Stock and 5,079,244 shares of Class A Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I


ITEM 1. BUSINESS.

FORMATION OF THE COMPANY

     At a special meeting of shareholders of Knogo North America Inc., a Delaware corporation ("Knogo"), and a special meeting of shareholders of Video Sentry Corporation, a Minnesota Corporation ("Video"), each held on February 12, 1997, the shareholders of Knogo and the shareholders of Video, respectively, approved the Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of November 27, 1996, as subsequently amended (the "Merger Agreement"), by and among Knogo, Video, Sentry Technology Corporation, a Delaware corporation (the "Registrant," the "Company" or "Sentry"), Strip Merger Corp., a Delaware corporation, and Viking Merger Corp., a Minnesota corporation, and the transactions contemplated thereby.

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

     The Merger was accounted for under the purchase method of accounting. Although Video shareholders received a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles requires consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. As a result of these factors, further described in Note 1 to the Consolidated Financial Statements, and solely for accounting and financial reporting purposes, the Merger was accounted for as a reverse acquisition of Video by Knogo. Accordingly, the financial statements of Knogo are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video Sentry after the Effective Date.

GENERAL

     Sentry, incorporated in October 1996, is a holding company for Video and Knogo and their respective subsidiaries. Accordingly, the business of Sentry is the business conducted by Video and Knogo and their respective subsidiaries. Prior to the Effective Date, Sentry had not conducted any business activities, other than those incident to its formation, its execution of the Merger Agreement and related agreements, and the taking of other actions in connection with the Merger.

VIDEO

     Video designs, manufactures, markets, installs and services a programmable traveling closed circuit television ("CCTV") surveillance system that delivers a high quality video picture which is used in a wide variety of applications. Video also acts as a system integrator of conventional CCTV products that it markets, installs and services. Video's predecessor was founded in 1990 and made its first sales in 1992.

     Video's proprietary CCTV system, called SentryVision(R), is well suited for loss prevention surveillance in retail stores and distribution centers and security surveillance for monitoring and deterring illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities and public transit terminals. The SentryVision(R) system may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 1997, 815 SentryVision(R) systems had been installed in approximately 322 customer locations nationwide. Current customers include Lowe's Home Centers, Target Stores, Eckerd Corporation, Mills Fleet Farm, Winn Dixie, Estee Lauder, Kohl's Department Stores and Marsh Supermarket. The Company believes that, by expanding surveillance coverage, the SentryVision(R) systems have enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve merchandising flexibility. Based on the price of its system and the experience of Video's customers to date, the Company believes the SentryVision(R) system is a cost-effective loss prevention solution which can improve the profitability of its customers.

     The Company believes that the SentryVision(R) system is the only proven, commercially accepted, traveling CCTV system currently available. The SentryVision(R) system consists of two CCTV cameras mounted on a camera carriage assembly designed to move horizontally through a tinted enclosure that conceals the camera's location. The system's unique, cable-free design allows the camera to move freely and rapidly through the enclosure while transmitting a continuous video signal to provide increased surveillance coverage. The Company believes the major advantage of the SentryVision(R) traveling surveillance system over conventional fixed-mount or pan/tilt/zoom ("PTZ") dome surveillance cameras is the system's ability to provide uninterrupted security monitoring and surveillance over large areas and over areas which have numerous visual obstructions, often at a lower system cost. The SentryVision(R) system permits the monitoring of activities in areas that traditionally have been difficult to monitor, such as aisles with overhead signs, hidden corridors, areas between vehicles, and other obstructed areas. The system is configured to meet each customer's specific surveillance needs and is often integrated with the customer's existing peripheral surveillance equipment.

KNOGO

     Knogo is engaged in the design, manufacture, sale, installation and servicing of a complete line of electronic article surveillance ("EAS") equipment. Knogo was incorporated in Delaware in October 1996, while its corporate predecessors had been in business for over 30 years. Knogo's immediate predecessor, also named Knogo North America, Inc. (the "Knogo Predecessor") was created in connection with an Amended and Restated Agreement and Plan of Merger (the "Sensormatic Merger Agreement"), dated as of August 14, 1994, among Sensormatic Electronics Corporation ("Sensormatic"), Knogo Corporation ("Old Knogo") and the Knogo Predecessor. Pursuant to the Sensormatic Merger Agreement, Old Knogo merged with and into Sensormatic on December 29, 1994 (the "Sensormatic Merger"). Immediately prior to the Sensormatic Merger, Old Knogo contributed to the Knogo Predecessor all of Old Knogo's operations in the United States, Canada and Puerto Rico (the "Territory") and distributed all of the stock of the Knogo Predecessor to the former shareholders of Old Knogo (the "Spinoff").

     Certain information in this Annual Report on Form 10-K is presented as if the Sensormatic Merger and Spinoff were consummated on March 1, 1993. In addition, certain information reflects that, at the time of the Spinoff, the Knogo Predecessor changed its fiscal year end from February 28 to December 31.

     The EAS systems which Knogo manufactures are based upon three distinct technologies. One system, the Swept Radio Frequency ("Knoscape RF(TM)") system, uses medium frequency transmissions in the two to nine megahertz range. The second system, the Dual Radio Frequency ("Ranger(TM)") system, uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. The third system, Micro-Magnetics ("Knoscape MM(TM)"), uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz. Knogo also manufactures a non- electronic dye-stain pin ("KnoGlo(TM)"). In addition, prior to the Effective Date, Knogo marketed a CCTV system, known as "The KNOGO Surveillor(TM)." Effective April 1, 1996, Knogo became an authorized distributor of the library security systems and related products of Minnesota Mining and Manufacturing Company ("3M").

     The principal application of Knogo's products is to detect and deter shoplifting and employee theft in supermarket, department, discount, specialty and various other types of retail stores including bookstores, video, liquor, drug, shoe, sporting goods and other stores. The use of these products reduces inventory shrinkage by deterring shoplifting, increases sales potential by permitting the more open display of greater quantities of merchandise, reduces surveillance responsibilities of sales and other store personnel and, as a result, increases profitability for the retailer. In addition, Knogo's EAS systems are used in non-retail establishments to detect and deter theft, in office buildings to control the loss of office equipment and other assets, in nursing homes and hospitals for both asset and patient protection, and in a variety of other applications.

     Knogo has also devoted resources to the development of its asset protection business in non-traditional areas, particularly in the area of manufactured hard goods such as printed circuit boards, computer processor and memory chips and related components. While no significant revenue has been received to date in connection with this line of business, the Company believes the potential for growth in this market may be considerable.

THE SENTRYVISION(R) SYSTEM

     The SentryVision(R) system consists of a camera carriage unit, a continuous track with a tinted enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries two pan/tilt/zoom CCTV cameras, electronic transmission components and motor drives. The carriage track and enclosure are designed to custom lengths for more complete viewing. Using Video's patented transmission technology, the carriage unit transmits a video signal from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as videocassette recorders, alarm inputs, fixed cameras, PTZ dome cameras, switches/multiplexers, and voice intercom systems.

     The SentryVision(R) system typically employs two high resolution cameras facing opposite directions and operates at variable speeds up to 15 feet per second. The system is designed to allow three control modes: manual control, automated control or automatic patrol. This configuration enables the system to respond to control commands provided externally to the system through a serial interface port. In addition, the SentryVision(R) system utilizes the RS-232 communication protocol, which allows the SentryVision(R) carriage control to be integrated with any industry standard controller. In the manual control mode, the combination of carriage movement, camera PTZ features, and the ability to view from each side of the enclosure, enables the user to manually follow and record persons engaging in suspected activities from a central control station. Under the automated control mode, the system operates as a component in an automated control system. When engaged in the automatic patrol mode, which is still under development by the Company, the carriage is expected to automatically travel through pre-programmed "tours" of a facility, affording precise camera views of intended target locations. The Company anticipates that such tours may be programmed for full end-to-end facility observation, random view facility observation, or user-defined facility observation with a series of stops at precise locations focusing on precise views.

     RETAIL MARKET APPLICATIONS. Video sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, the Company has identified a number of specific market segments for which the SentryVision(R) systems are well suited for loss prevention surveillance, including home centers, mass merchandise chains, supermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers.

     The SentryVision(R) system is typically installed in retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Video specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with the SentryVision(R) system. The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting or employee theft. The SentryVision(R) system is installed near the ceiling along the rows of cash registers and between the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Video's current installations indicate significant improvements in detecting shoplifting and employee theft. Customers using the SentryVision(R) system have reported significant reductions in theft-related inventory shrinkage.

            - HOME CENTERS. Video has installed 588 systems in 220 store locations for six customers in the home center segment of the retail market. Home centers represent Video's fastest growing market segment. In the past three years, the SentryVision(R) system has been installed in 192 locations for Lowe's Home Centers, a 445 store chain, and in 23 locations for Mills Fleet Farm, a 32 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage, with Lowe's Home Centers choosing to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system. Video received SECURITY magazine's "Best" award for New Security Installation in June 1994 for its installation in the Mills Fleet Farm store in Brooklyn Park, Minnesota.

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

            - MASS MERCHANDISE CHAINS. Video has installed 48 systems in 24 store locations for ten customers in this segment, including Target Stores and TJ Maxx. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. According to industry publications, in 1996 the mass merchandise market in the United States had approximately 140 companies operating over 10,000 store locations, with the top nine companies operating approximately 7,400 of these stores. Typical systems for mass merchandise stores range in price from $20,000 to $30,000 for smaller stores or target coverage areas and from $90,000 to $130,000 for large systems.

            - SUPERMARKETS. Video has installed 24 systems in 23 store locations for seven supermarket customers. The targeted coverage in most of these installations has been the entire retail space. The supermarket segment of the market is very fragmented in the United States. According to industry publications, in 1996 approximately 2,000 companies operated nearly 35,000 stores, with over half of those companies having fewer than four stores. The top 28 companies operate more than half of the total stores. Typical systems for supermarket installations range in price from $15,000 to $20,000 for smaller stores to $40,000 to $50,000 for larger stores.

           - DRUG STORES. Video has installed 23 systems in 23 store locations for two drug store customers, including a major national drug store chain of approximately 1,750 stores. The targeted coverage area for these customers is the entire store. According to industry publications, in 1996 the drug store market consisted of approximately 1,500 companies operating approximately 21,000 stores. Typical systems for the drug store market range in price from $15,000 to $25,000 for smaller stores and from $40,000 to $50,000 for larger stores.

           - DISTRIBUTION CENTERS. Video also provides loss prevention surveillance for retail distribution centers and warehouses, and has installed 54 systems in 27 distribution centers for 18 different customers. Traveling through a facility from an overhead position, the SentryVision(R) system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision(R) system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs. Even though the potential number of retail distribution centers is much smaller than the related number of store locations, the Company believes that such distribution center installations, in addition to providing an important revenue source, provide a potential point of entry into the retail stores of a number of major retailers. Typical systems for distribution center installations range in price from $40,000 to $50,000 for a small system to over $200,000 for a large system.

             - SECURITY SURVEILLANCE. Video has installed 74 systems in three parking garages for two customers. The coverage area is the total parking ramp including in and around the parked cars. In addition, Video has installed one system in a bus terminal to provide coverage of the maintenance area of the garage. In 1997, the Company installed systems at the U.S. Postal Service, the Federal Reserve System and two systems at the Texas Department of Criminal Justice, the first correctional facility customer for the Company. The Company has made additional proposals to correctional facilities, airport terminals, airport baggage handling and baggage claim areas as well as airport parking facilities.

     While the security surveillance and operation and process monitoring markets may significantly benefit from the increased security, surveillance and monitoring provided by the SentryVision(R) system, such applications have been limited to date. The Company believes future orders in these additional markets may be characterized by long lead times between proposals and shipments, and that marketing and other related expenses may be incurred in periods prior to the recognition of any matching sales.

CONVENTIONAL CCTV SYSTEM

     Conventional CCTV is cost effective and the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, VCR's, monitors, switches, multiplexers and controllers. As all of this equipment is manufactured for Video by outside vendors, the Company can provide its customers with state-of-the-art equipment for specific applications at favorable costs. The Company believes that, while less profitable than SentryVision(R) and traditional EAS products, the CCTV products complement the Company's other surveillance systems and provide retailers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when an alarm is triggered.

     Remote video surveillance or remote digital CCTV is another potential growth area for Video. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and eliminating the videotape. Video markets the Remote Watch(TM) Pro system with software developed by Alpha Systems Lab, a third-party vendor.

     Video's customers include ten of the top 20 United States retailers. According to STORES magazine, the top 20 retailers have approximately 45,000 stores. The Company's strategy is to build upon Video's initial retail sales by implementing a direct sales program targeting the retail market, including the top 100 United States retailers.

EAS SYSTEMS

     EAS systems consist of detection devices which are triggered when articles or persons tagged with wafers or tags pass through the detection device. The principal application of the Knoscape RF(TM) and Ranger(TM) systems is to detect and deter theft of soft goods such as clothing, while the Knoscape MM(TM) systems are primarily used to detect and deter the theft of hard goods including packaged goods and books.

     At December 31, 1997, the approximate number of Knogo's Knoscape RF(TM) and Ranger(TM) systems sold or leased in the Territory exceeded 13,700. At that date, the approximate number of Knogo's Knoscape MM(TM) systems sold or leased in the Territory exceeded 9,300.

SWEPT AND DUAL RADIO FREQUENCY DETECTION SYSTEMS

     Knogo manufactures and distributes the Knoscape RF(TM) system, the principal application of which is to detect and deter shoplifting and employee theft of clothing in retail establishments. Knogo also manufactures and distributes the Ranger(TM) system, which the Company believes is a particularly useful and cost efficient EAS system for soft-goods retail stores with wide mall-type exit areas which ordinarily would require multiple Knoscape RF(TM) systems for adequate protection. The Knoscape RF(TM) and Ranger(TM) systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling and mounted in or on the floor for a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags, containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF(TM) systems or installation of one or more Ranger(TM) systems, the Company's products have the ability to protect any size entrance or exit.

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

     Knoscape RF(TM) and Ranger(TM) systems generally have an economic useful life of six years (although many of Knogo's systems have been operating for longer periods), have a negligible false alarm rate and are adaptable to meet the diversified article surveillance needs of individual retailers.

MAGNETIC DETECTION SYSTEMS

     The primary application of Knoscape MM(TM) systems is to detect and deter theft in "hard goods" applications such as supermarkets, bookstores and in other specialty stores such as video, drug, liquor, shoe, record, sporting goods and similar stores.

     Knoscape MM(TM) systems use detection monitors which are activated by electromagnetically sensitized strips. The MM targets are typically attached to the articles to be protected when price tags are affixed and are easily camouflaged on a wide array of products. The detection monitors used by the Knoscape MM(TM) systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced, making them suitable for a variety of retail applications. In addition, the MM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected, which the Company believes is a particularly desirable feature for use with items such as compact discs, CD-Roms and videotapes, which may be "checked-out" and later returned. Accurate deactivation is also very important when the item to be protected is a personal accessory that will be carried by its owner from place to place, such as pocket books, pens, lipstick, shoes, camera film and cameras.

     The Knoscape MM(TM) system offers retailers several features not available in Knoscape RF(TM) and Ranger(TM) systems. Since the target is very small, relatively inexpensive and may be inserted at the point of manufacture or packaging, it provides retailers with a great deal of flexibility and is practical for permanent attachment to a wide variety of hard goods, especially low profit-margin products. The target can be automatically deactivated at check-out, eliminating the risk of triggering alarms when merchandise leaves the store and saving sales personnel valuable time. Since the targets can be incorporated directly into a price tag, they are convenient to use.

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

BOOKINGS

     Of Sentry's bookings in the Territory for the year ended December 31, 1997, approximately 46% were attributable to the SentryVision(R) system, 15% to the CCTV system, 14% to the Knoscape RF(TM) system, 9% to 3M library security systems, 8% to the Knoscape MM(TM) system, 6% to the Ranger(TM) system and 2% to KnoGlo(TM). For the year ended December 31, 1996 approximately 23% were attributable to the CCTV system, 15% to the Knoscape RF(TM) system, 14% to 3M library security systems, 30% to the Knoscape MM(TM) system, 16% to the Ranger(TM) system and 2% to KnoGlo(TM). For the year ended December 31, 1995 approximately 12% were attributable to CCTV system, 21% to the Knoscape RF(TM) system, 48% to the Knoscape MM(TM) system, 13% to the Ranger(TM) system, 2% to KnoGlo(TM) and 4% to the Express system (a self-check system for libraries ("Express") which was sold by the Knogo Predecessor in March 1996).

MAJOR CUSTOMERS

     Although the composition of the Company's largest customers has changed from year to year, a significant portion of the Company's revenues has been attributable to a limited number of major customers. Sales to Sensormatic accounted for 10%, 20% and 41% of total revenues in 1997, 1996 and 1995 respectively. In 1997, Lowe's Home Centers accounted for 18%, and in 1996 Goody's Family Clothing accounted for 13%, of total revenues, respectively. No other customers accounted for more than 10% of the Company's sales during 1997, 1996 or 1995. While the Company believes that one or more major customers could account for a significant portion of the Company's sales for at least the next two years, the Company anticipates that its customer base will continue to expand and that in the future the Company will be less dependent on major customers.

PRODUCTION

VIDEO

     Video's manufacturing operations consist primarily of the assembly of its camera carriages and control units using materials and manufactured components purchased from third parties. Video is not dependent upon any particular supplier for these materials or components. Some parts are stock, "off-the-shelf" components, and other materials and system components are designed by Video and manufactured to Video's specifications. Final assembly operations are conducted at the Company's facilities in Cidra, Puerto Rico or Hauppauge, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each system component undergoes a quality assurance check by Video prior to its shipment to an installation site. Video is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

     Product installation and service are performed and monitored by the Company's customer service department. Installations typically take from three days to three weeks and consist of mounting the enclosures, installing the controller unit, installing the carriage assembly, and connecting control and transmission cables to the central monitoring location. Items such as high voltage power termination wiring are typically the responsibility of the end user.

KNOGO

     Knogo produces at the Company's facilities in Cidra, Puerto Rico and, to a lesser extent, Hauppauge, New York, or purchases through suppliers, its Knoscape RF(TM), Ranger(TM), Knoscape MM(TM), KnoGlo(TM) and CCTV systems, or their components. Production consists of assembling electronic and mechanical components and printed circuitry which Knogo purchases from various suppliers. Knogo's specially designed tools, plastic cases for the tags, and the target bands used in Knogo's system for patient and personnel control, are produced to Knogo's specifications by independent contractors using existing molds and tooling. Knogo is not dependent on any one supplier or group of suppliers of components for its systems. The Company's policy is to maintain Knogo's inventory at a level which is sufficient to meet projected demand for its products. The Company does not anticipate any difficulties in continuing to obtain suitable components for Knogo at competitive prices in sufficient quantities as and when needed.

     In January 1996, Knogo acquired a controlling interest in K&M Converting Corp. ("KMCC"). KMCC is a joint venture entered into with Marian Rubber Products Co., Inc. ("Marian"). KMCC is the exclusive converter of magnetic material into disposable targets or labels used in Knogo's EAS systems.

MARKETING

     The Company markets its products for Video and Knogo, jointly, through the direct efforts of approximately 30 salespersons located in select metropolitan areas across the United States and Canada, as well as through participation in trade shows, advertising in trade publications and by targeted direct mailings. The Company's customers include some of the major retail stores and store chains in North America.

VIDEO

     To date, all SentryVision(R) and conventional CCTV Systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision(R) systems have been invoicing 50% of total cost upon shipment of the product and 50% on the completion of the installation. In 1998, the Company expects to also introduce a leasing program for customers, using a third party leasing company.

     While most of the current SentryVision(R) and conventional CCTV sales have been made to home centers, retail chains and distribution centers, the Company's 1998 marketing plan for Video also emphasizes correctional facilities, public and private garages and commercial and industrial prospects.

     Beginning in late 1997, the Company began marketing its SentryVision(R) product line in selected territories in the United States and Canada through independent sales representatives. The Company intends to hire up to 11 sales representatives in 1998 who will be compensated on a commission only basis.

     In addition, the Company began to market SentryVision(R) internationally using independent distributors. The distribution agreements generally appoint a distributor for a specified term as the exclusive distributor for a specified territory. The agreements require the distributor to purchase a specified dollar amount of the Company's product during the term of the agreement. The Company sells its products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. During 1997, agreements were made with independent distributors for South America, Central America, the Caribbean, South Africa and Korea.

     During 1997 Video placed in service 148 SentryVision(R) systems and 1,812 CCTV cameras and peripherals.

KNOGO

     Knogo EAS systems are marketed on both a direct sales and lease basis, with direct sales representing the majority of the business. The terms of the standard leases are generally from one to five years. The sales prices and lease rates vary based upon the type of system purchased or leased, number and types of targets included, the sophistication of the system employed and, in the case of a lease, its term. In the case of the Knoscape MM(TM) systems, detection targets which are permanently attached to the item to be protected are sold to the customer even when the system is leased. Therefore, in the case of either a sale or lease of a Knoscape MM(TM) system, as the customer replenishes its inventory, additional targets will be required for those items to be protected. The Company also markets a more expensive, removable, reusable detection tag for use with the Knoscape MM(TM) systems on certain products such as clothing and other soft goods.

     During the year ended December 31, 1997, Knogo placed in service in the Territory over 600 Knoscape RF(TM), Ranger(TM), and Knoscape MM(TM) systems. The Company does not believe that the loss of any one EAS customer would have a material adverse effect on the Company's business.

     The Company believes that the supermarket industry is a significant potential market in North America for EAS systems, and believes Knogo's technology and service capabilities give the Company an important advantage in the supermarket sector.

     The Company believes the library market continues to be a significant growth market for magnetic technology. In March 1996, 3M and the Knogo Predecessor entered into a strategic alliance to provide universal asset protection to libraries across North America. The Company believes that this strategic alliance has strengthened service to library customers. The agreement, effective April 1, 1996, permits Knogo to act as a distributor of all of 3M's library products, including the 3M Tattle-Tape(TM) Security Strips, detection systems, 3M SelfCheck System hardware and software and other 3M library materials flow management products and accessories to public, academic and government libraries. In addition, under the agreement 3M provides service and installation for all new and existing Knogo library customers throughout North America.

     In May 1997, Sentry commenced a joint venture with Talon Medical Ltd. ("Talon") whereby Talon has agreed to serve as Sentry's exclusive distributor of EAS systems to the healthcare industry in North America. Talon, a Texas- based medical device company, will promote KIDSTAT(TM), a perimeter control and infant identification system which can help prevent infant abduction and accidental infant switching in hospitals. According to reports published by The National Center for Missing and Exploited Children, infant abductions occur approximately 12 to 18 times per year, and accidental infant switches may occur over 20,000 times per year.

     In September 1995, Knogo and Asset Management Technologies ("AMT"), a loss prevention consultant to the computer industry, signed an exclusive marketing agreement to provide EAS technology services to the computer industry. The Company believes that the integration of Knogo's SecureBoard(TM) system into an overall loss prevention program in the computer industry would significantly curb thefts of PC boards, memory chips and other computer components. Using SecureBoard(TM) technology, licensed KNOGO ENABLED(TM) board manufacturers can embed EAS material into an internal layer of a printed circuit board, making SecureBoard(TM) the first EAS system to be compatible with high volume printed circuit board manufacturing processes. While marketing continues, no significant revenue was produced from this market to date.

BACKLOG

     The Company's backlog of orders was approximately $10.3 million at December 31, 1997 as compared with approximately $1.7 million at December 31, 1996. The increase is due primarily to orders for the Company's SentryVision(R) systems. The Company anticipates that substantially all of the backlog at the end of 1997 will be delivered during 1998. In the opinion of management, the amount of backlog is not indicative of intermediate or long-term trends in the Company's business.

SERVICE

     Installation, repair and maintenance services for Video and Knogo are performed primarily by the Company's personnel. All products sold or leased are covered either by a short warranty period or an extended warranty period. Generally, Video's products provide for a one-year warranty and Knogo's products for a 90-day warranty. After the warranty period, the Company offers to its customers the option of entering into a maintenance contract with the Company or paying for service on a per call basis.

COMPETITION

     The Company operates in a highly competitive market with many companies engaged in the business of furnishing security services designed to protect against shoplifting and theft. In addition to EAS systems using the concept of tagged merchandise, such services use, among other things, conventional PTZ dome and fixed mount CCTV systems, mirrors, guards, private detectives and combinations of the foregoing. The Company competes principally on the basis of the nature and quality of its products and services and the adaptability of these products to meet specific customer needs and price requirements.

     To the Company's knowledge, there are several other companies that market, directly or through distributors, traditional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic, Checkpoint Systems, Inc., Phillips, Inc., Pelco Manufacturing, Inc., and Ultrak, Inc. are the Company's principal competitors. Many of the Company's competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

     In connection with the Spinoff and Sensormatic Merger, Knogo agreed with Sensormatic that Knogo will not compete with Sensormatic in selling EAS and conventional CCTV products in areas outside of the Territory through the period ending December 29, 1999. However, the agreement does not affect Sentry's ability to sell its SentryVision(R) system worldwide.

PATENTS AND OTHER INTELLECTUAL PROPERTY

VIDEO

     Video's core United States patent, which expires in 2011, covers the cable-free transmission of the video signal to and from the carriage. This technology prevents degradation of the video signal which can result from movement and prolonged friction caused by the carriage. A U.S. patent application, filed in 1997, is pending for improvements made to such technology. Video also has a corresponding Australian patent which was issued in 1995. The Company also has pending five patents for additional corresponding foreign patents. The Company intends to seek patent protection on specific aspects of the SentryVision(R) system. In addition, the Company intends to seek patent protection in the future for certain aspects of new systems which may be developed for Video. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Video.

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

     The Company is aware of an Australian patent and an Australian patent application describing certain aspects of a product which in some respects is similar to the SentryVision(R) system. The Company's patent attorneys have advised it that the Australian patent and Australian patent application appear to have lapsed. To the Company's knowledge, the holder of the Australian patent is not currently marketing, within the United States or Europe, the product covered by the Australian patent. In addition, no issued patents or patent applications corresponding to the Australian patent or the Australian patent application have been uncovered in the United States or any other foreign country.

     The Company is also aware of a British patent application from a third party disclosing aspects of a device which is in some respects similar to the SentryVision(R) system. The Company's patent attorneys have advised it that the British patent application appears to have lapsed. In addition, no issued patents or patent applications corresponding to the British patent application have been uncovered in the United States or any other foreign country. To the Company's knowledge, the applicant is not currently marketing the product described in the application.

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

KNOGO

     Knogo has 23 United States and Canadian patents and three patent applications relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Knogo in its Knoscape RF(TM), Ranger(TM) and Knoscape MM(TM) systems, (ii) various specific improvements used in the Knoscape RF(TM), Ranger(TM) and Knoscape MM(TM) systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Knogo's EAS systems. Although patent protection is advantageous to Knogo, the Company's management does not consider any single patent or patent license owned or held by Knogo to be material to its operations, but believes that Knogo's competitive position ultimately will depend on its experience, know-how and proprietary data, engineering, marketing and service capabilities and business reputation, all of which are outside the scope of patent protection.

     Sensormatic and Knogo license certain patent rights and technology of Old Knogo to each other, for use in their respective territories, pursuant to the License Agreement dated December 29, 1994, entered into in connection with the Sensormatic Merger. In addition, Sensormatic has rights to manufacture and sell SuperStrip within the Territory.

RESEARCH AND DEVELOPMENT

     At December 31, 1997, Sentry had 17 employees located in the United States engaged either full- or part-time in research and engineering and product development. The Company may from time to time retain consultants for specific project assistance. For the years ended December 31, 1997, 1996 and 1995, approximately $1,658,000, $1,686,000 and $1,537,000, respectively, was expended on Company-sponsored research.

VIDEO

     Historically, research and development has been conducted by the Company's engineering, technical and support staff, and by independent contractors. These activities have been integrated during 1997 with Knogo's research and development arm. To date, Video's research and development efforts have focused on developing and improving its traveling camera CCTV security surveillance system.

     During 1997, the majority of the Company's research and development expenditures were directed first to the integration of the Video engineering documentation with Knogo methods and practices and second to an effort to improve the reliability, performance, and manufacturability of the SentryVision(R) product. Improvements made to the SentryVision(R) system as a result of the 1997 research and development effort include the following:

     - upgrade of video cameras to one-piece, auto focus digital control versions
     -    replacement of mechanical end of track sensors with magnetic sensors
     -    phase 1 drive mechanism update with belt drive
     -    phase 2 drive mechanism update using 2 drive motors
     -    carriage pre-set recall capability for parking garage applications
     -    improved brush block assembly
     -    digital carriage to controller communication upgrade
     - redesign of major portions of the electronics for lower cost and improved performance.

The Company believes that as a result of these changes there has been an over-all improvement in customer satisfaction and a simultaneous reduction in field service support costs.

     While the major effort in 1997 was directed at the SentryVision(R) product, the Company also supports a large base of previous generation Video Sentry systems. These systems had been troubled by high failure rates of one particular PC board on the moving carriage. In 1997 an entirely redesigned replacement for the problem assembly was developed and the Company believes these problems have been fully resolved.

     While continuing to support and upgrade the installed base of the current generation SentryVision(R) system and the previous generation systems, the Company recognizes the need to develop newer versions of these systems which will offer substantial improvements in cost, performance, and ease of installation. A two phase approach to this goal is currently being implemented by the research and development group. The first, and more immediate of these two efforts will be to build on the improvements already made to the current SentryVision(R) product while maintaining compatibility with the existing system. The second, a longer term project, is the development of a substantially new system which offers better performance and lower cost by exploiting PC control technologies and dramatic reduction in the size of the carriage and associated track. Completion of the first of these projects, and significant progress on the second, is anticipated for 1998.

KNOGO

     The Company also continued its research and development activities with respect to its EAS products. In 1997, these included continued work on the Knoscape-MM system relating to its introduction into the market, development of the Knoscope-RF systems for hospital applications and additional retail environments, and efforts to improve performance of the Ranger(TM) systems.

     During 1997, Knogo entered into an agreement with a third party pursuant to which Knogo is developing a low-cost 8MHz system for lower-tier retail environments. This work is nearing completion and is expected to be in production during the second quarter of 1998.

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

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries employed 266 full-time employees, of whom four were engaged in executive capacities, 28 in administrative and clerical capacities, 16 in engineering, research and development, 93 in production, 43 in marketing and sales and 82 in customer service. None of the Company's employees are employed pursuant to collective bargaining agreements. The Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES.

     The Company's principal executive, sales and administrative offices, and its United States production, research and development and distribution facilities are located in Hauppauge, New York, in a 68,000 square foot facility leased by the Company. The Company owns a 55,000 square foot manufacturing facility in Cidra, Puerto Rico and a one- story building consisting of approximately 6,000 square feet in Villa Park, Illinois, where its CCTV design office is located. The former facilities of Video in Eden Prairie, Minnesota have been sublet through the period ending with the termination of the overlease on March 31, 1999.


ITEM 3. LEGAL PROCEEDINGS.

     Although the Company is involved in ordinary, routine litigation incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended December 31, 1997, there were no matters submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     (a) Price Range of Common Stock.

     The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the American Stock Exchange composite tape.

                                                                                 STOCK PRICES
                                                                                 -------------

                                                                 HIGH                 LOW                  CLOSE
                                                                 ----                 ---                  ------
1997
     First Quarter (commencing February 13, 1997)..........      $3 7/8               $2 1/4               $3 3/8
     Second Quarter........................................       4 1/4                2 1/4                  4
     Third Quarter.........................................         4                  2 7/16               2 5/8
     Fourth Quarter........................................         3                  1 5/16               1 1/2

1998
     First Quarter (through  March 26, 1998)...............     $2                    $1 3/8               $1 1/2




     (b) Holders of Common Stock.

     The Common Stock began trading on the American Stock Exchange on February 13, 1997 under the symbol "SKV." Prior to such date, no public market for the Common Stock existed. As of March 26, 1998, the Company had 9,750,760 shares of Common Stock issued and outstanding, which were held by 279 holders of record and approximately 3,714 beneficial owners.


     (c) Dividends.

     The payment of future dividends will be a business decision to be made by the Board of Directors of Sentry from time-to-time based upon the results of operations and financial condition of Sentry and such other factors as the Board of Directors considers relevant. Sentry has not paid, and does not presently intend to pay or consider the payment of, any cash dividends on the Common Stock. In addition, covenants in the Company's credit agreement prohibit the Company from paying cash dividends without the consent of the lender.

     Sentry is required to pay certain annual or semiannual dividends on the Class A Preferred Stock. No consent of the Company's commercial lender is required for such payment. The annual dividend rate on each share of the Class A Preferred Stock has been fixed at five percent (5%) of the $5.00 per share face value (the "Face Value") of such stock, payable as described below. The holders of shares of the Class A Preferred Stock are entitled to receive dividends on the following dates (each, a "dividend payment date"): February 12, 1998 and 1999, August 12, 1999 and 2000, February 12, 2000 and 2001; the 12 month period ending on each of the first two dividend payment dates is an "annual dividend period," the six month period ending on each of the next four dividend payment dates is a "semi- annual dividend period," and each such annual dividend period or semi-annual dividend period is a "dividend period." Dividends (whether or not declared) are payable in additional shares of the Class A Preferred Stock during the two annual dividend periods ending on the first two dividend payment dates subsequent to issuance of the Class A Preferred Stock, such that holders shall receive a dividend of 1/20th of a share of Class A Preferred Stock for each share of Class A Preferred Stock held. The first such dividend was paid on February 12, 1998. Beginning with the August 12, 1999 dividend, the holders of shares of the Class A Preferred Stock are entitled to receive, in preference to dividends on all classes of equity securities of Sentry to which the Class A Preferred Stock ranks prior (such securities, the "Junior Stock"), and whether or not declared a dividend payable in cash, out of funds legally available for the payment of dividends, of $0.25 for each share of Class A Preferred Stock held, which dividend shall accrue semi-annually and be due in equal installments on each of the last four dividend payment dates. Each additional share of the Class A Preferred Stock issued as a dividend shall be valued at the Face Value. All dividends paid with respect to shares of the Class A Preferred Stock pursuant to this paragraph shall be paid pro rata to the holders entitled thereto.

     Whenever, at any time or times, any dividend payable shall be in arrears, the holders of the outstanding shares of Class A Preferred Stock shall have the right, voting separately as a class, to elect two directors of Sentry no later than two years after such dividend shall be, and continue, in arrears. Upon the vesting of such right of the holders of Class A Preferred Stock, the maximum authorized number of members of the Sentry Board shall automatically be increased by two and the two vacancies so created shall be filled by vote of the holders of the outstanding shares of Class A Preferred Stock. The right of the holders of Class A Preferred Stock to elect two members of the Sentry Board as aforesaid shall continue until such time as all dividends in arrears shall have been paid in full, at which time such right shall terminate, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above described.

     If the Sentry Board declares, and Sentry pays or sets funds apart for payment of, any dividend on any of the Junior Stock, the holders of the Class A Preferred Stock shall share equally, share and share alike, in the distribution of any and all dividends declared on such Junior Stock, provided that for this purpose each share of Class A Preferred Stock shall be treated as one share of such Junior Stock.

     (d) Redemption Provisions of Class A Preferred Stock.

     The shares of Class A Preferred Stock may be redeemed at the option of the Company beginning February 12, 1998, and are mandatorily redeemable on February 12, 2001. The redemption price is $5.00 per share plus the amount, if any, by which the average of the closing prices for a share of Common Stock during the twenty trading-day period before redemption exceeds $5.00 (such aggregate price, the "Redemption Price").

     OPTIONAL REDEMPTION. Subject to the mandatory redemption provisions of the Class A Preferred Stock summarized below, Sentry may, at its option, redeem the Class A Preferred Stock for cash at any time in whole at the Redemption Price, together with accrued and unpaid dividends, if any, thereon. If Sentry completes a Public Offering (as defined below) or an Acquisition (as defined below) more than 35 days prior to the Mandatory Redemption Date (as defined below), then Sentry may, at its option, redeem the Class A Preferred Stock for Common Stock at the then applicable Redemption Price.

     "Public Offering" means an underwritten public offering of Common Stock with net proceeds resulting therefrom in excess of $12,000,000. "Acquisition" means an acquisition by Sentry of property of or securities issued by a third party in which the consideration paid by Sentry (i) consists, in whole or in part, of shares of Common Stock and (ii) the aggregate value of such shares of Common Stock exceeds $12,000,000; provided that such aggregate value shall be based upon the number of such shares of Sentry Common Stock multiplied by the average of the closing prices for a share of Common Stock during the twenty trading-day period before the closing date of such Acquisition.

     MANDATORY REDEMPTION. On February 12, 2001 (the "Mandatory Redemption Date"), so long as any shares of the Class A Preferred Stock shall be outstanding, Sentry shall redeem at the then applicable Redemption Price any issued and outstanding Class A Preferred Stock at the Redemption Price, together with accrued and unpaid dividends, if any, thereon, for cash or Common Stock, at Sentry's option.

     For additional information with respect to the Class A Preferred Stock, see the information set forth under the caption "Description of Capital Stock" in the Prospectus which forms a part of the Company's Registration Statement on Form S-4 (Registration no. 333-20135). See also Note 1 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The Company was incorporated in October 1996. However, information with respect to the results of operations of the Company in this Form 10-K is presented as if the Spinoff and Sensormatic Merger were consummated as of March 1, 1993. The table below sets forth selected consolidated historical financial data of the Company for the year ended February 28, 1994, the ten-month period ended December 31, 1994 and the years ended December 31, 1995, 1996 and 1997. This consolidated financial data includes certain assets and liabilities of Knogo, on a historical basis, relating to Knogo's operations in the United States, Canada and Puerto Rico prior to February 12, 1997 and include the results of operations of Video Sentry after that date. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


                                                    (Amounts in thousands except for per share data)

                                                        Year ended     Ten Months
                                                        February         Ended                            Year
                                                          28,          December 31,                Ended December 31,
                                                        ----------     ------------      ----------------------------------------
                                                           1994           1994              1995            1996           1997
                                                        ==========     ============      ==========   =============    ==========

SUMMARY OF OPERATIONS DATA:

Sales, service, rentals and other ................      $ 18,243        $ 13,724         $ 17,361        $ 18,612        $ 21,996
Sales to affiliates/Sensormatic ..................        11,375           6,957           12,043           4,651           2,570
Total revenues ...................................        29,618          20,681           29,404          23,263          24,566
Cost of sales ....................................        14,631          10,041           14,425          11,935          12,882
Customer service expenses ........................         3,984           3,353            3,235           2,932           4,772
Selling, general and administrative
expenses .........................................         9,227           9,548            8,235           7,345           9,629
Gain on sale of assets ...........................            --              --               --           2,462              --
Write-off of in-process research and
development ......................................            --              --               --              --          13,200
Income (loss) before income taxes ................           762          (2,858)           1,941           1,847         (17,743)
Net income (loss) ................................           123          (2,833)           1,731           1,183         (17,917)
Preferred stock dividends ........................            --              --               --              --           1,067
Net income (loss) available to
    common shareholders ..........................           123          (2,823)           1,731           1,183         (18,984)
Net income (loss) per common share:
     basic .......................................             *               *             0.37(1)         0.25(1)       (2.08)
     diluted .....................................             *               *             0.35(1)         0.23(1)       (2.08)
SELECTED BALANCE SHEET DATA:
   (at end of period)
   Total assets ..................................      $ 34,583        $ 26,522         $ 29,338        $ 32,857        $ 35,937
   Property, plant and equipment, net ............        12,830           9,842            9,081           7,288           6,948
   Long term bank debt ...........................            --              --               --              --              --
   Obligations under capital leases ..............           688             945              748           3,546           3,313
   Redeemable cumulative  preferred stock.........            --              --               --              --          25,254
   Total common shareholders' equity .............        27,055          20,888           22,669          25,248           1,792



See the notes to the Consolidated Financial Statements included elsewhere herein.

      * Historical per share data for earnings and dividends have not been presented for periods prior to the year ended December 31, 1995 as Knogo was not a publicly-held company during these periods.

     (1) Restated in order to reflect the effect of the recapitalization of Knogo common stock for Sentry common stock, as well as the adoption of Statement of Financial Accounting Standard No. 128 "Earnings per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Consolidated revenues were 6% higher in the year ended December 31, 1997 than in the year ended December 31, 1996. Revenues from customers other than Sensormatic were $20,820,000 or 85% of total revenues as compared to $17,525,000 or 75% of total revenues in the prior year. This represents a 19% increase in revenues from non-Sensormatic customers in 1997 over the prior year. The backlog of unfilled orders expected to be delivered within 12 months was $10.3 million at December 31, 1997 compared to $1.7 million at December 31, 1996.

     Sales increased 18% primarily as a result of the SentryVision(R) traveling CCTV surveillance system acquired during the Merger which represented $4.3 million or 24% of sales in 1997. Sales of traditional CCTV products were flat at $3.6 million in both 1997 and 1996 and represented 20% and 24% of sales, respectively. Sales of EAS systems declined 23% to $7.7 million or 43% of sales in 1997 as compared to $9.3 million or 61% in 1996. Sales of 3M library systems were also flat at $2.3 million in both years representing 13% of sales in 1997 and 15% in 1996. EAS System sales declined as a result of both competitive pressures and the focus of Knogo's marketing force on the commencement of SentryVision(R) marketing efforts.

     Sales to Sensormatic decreased 45% to $2.6 million in 1997 as compared to $4.7 million in 1996. During the first six months of 1997 and in the year ended 1996 when the Supply Agreement was in place, Sensormatic did not meet its minimum order amounts and, accordingly, the Company recorded in other revenues the cumulative profits on the shortfall payable to the Company pursuant to the agreement. These amounts represented $1.2 million and $1.1 million in 1997 and 1996. Although the Supply Agreement officially expired as of June 30, 1997 and minimum purchase obligations ended, Sensormatic continued to purchase certain EAS products from the Company after that period. Sensormatic has indicated it will continue to purchase certain EAS products from the Company in the future. In addition, during 1997, Sentry signed a multi-year agreement with Sensormatic to be the Company's exclusive distributor of SentryVision(R) systems in Latin America and the Caribbean. This agreement marks the Company's first venture outside of North America since the merger between Knogo and Video was consummated.

     The increase in service revenues and other of 18% or $0.6 million in 1997 as compared to 1996 was primarily related to increase in maintenance contracts from the SentryVision(R) customer base.

     Cost of sales to customers other than Sensormatic were 62% of such sales in 1997 as compared to 59% in 1996. The increase in cost of sales percentage is primarily related to the change in product mix. Although the Company made significant cost reductions through better vendor sourcing and engineering improvements to the SentryVision(R) product line since the Merger, these systems still carry lower margins than traditional EAS products. Cost of sales was also negatively impacted by lower fixed cost absorption due to lower production levels during the year at the Company's Puerto Rico manufacturing facility. The gross margins on sales to Sensormatic under the Supply Agreement was fixed at 35%. Margins on the sales to Sensormatic in the second half of the year after the agreement expired were substantially the same.

     Customer service expenses were 63% greater in 1997 as compared to 1996 due to the addition of the Video customer service staff as well as new hires, technical updates made to the existing installed Video customer base and cross training for existing staff on EAS and CCTV (including SentryVision(R)) product lines.

     The increase in selling, general and administrative expenses to $9.6 million in 1997 from $7.3 million in 1996 was primarily a result of higher sales and marketing costs associated with the promotion of the new SentryVision(R) systems and the amortization of goodwill and intangibles acquired in the Merger of $1,429,000 in 1997.

     The Company's research and development costs, which remained substantially the same in dollar terms, were directed primarily towards improvements in the SentryVision(R) systems during the year.

     At the consummation of the Merger in the first quarter of 1997, Sentry recorded for that period a non- recurring charge of $13,200,000 relating to purchased in process research and development. The amount was based on the purchase price allocation and a valuation of existing technology and technology in-process. The charge for in-process research and development equaled its estimated current fair value based on risk adjusted cash flows of specifically identified technologies for which the technological feasibility has not been established and alternative future uses did not exist.

     The Company had net interest expense in the current year as compared to net interest income in 1996. Interest income was $139,000 in 1997 as compared to $164,000 in 1996. As a result of the Merger, the Company reduced the amount of its temporary investments. Interest expense was $307,000 in 1997 as compared to $144,000 in 1996. The increase is primarily related to the capitalized lease on the Company's corporate headquarters entered into at the end of 1996.

     In the first quarter of 1996, the Company sold certain assets to 3M, consisting of patents and technology, for a purchase price of $3.0 million. The proceeds, net of certain costs including patent costs, inventory write downs, new product training costs, legal and other costs, resulted in a gain of approximately $2.5 million which is included in the results of that period.

     Sentry's income taxes in 1997 represent provisions on the cumulative earnings of the Puerto Rico manufacturing operations which cannot be offset by operating losses of other subsidiaries. The higher amount in 1996 was primarily related to the tax on the gain of assets to 3M which were taxed at the statutory federal tax rate.

     As a result of the foregoing, Sentry has a net loss of $17,917,000 in the year ended December 31, 1997 as compared to net income of $1,183,000 in the year ended December 31, 1996.

     Preferred stock dividends of $1,067,000 have been accrued in 1997. These amounts were paid-in-kind as of February 12, 1998. See Note 1 to the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Consolidated revenues were 21% lower in the year ended December 31, 1996 than in the year ended December, 1995. Revenues from customers other than Sensormatic in 1996 were $17,525,000 or 75% of total revenues as compared to $17,361,000 or 59% of total revenues in 1995. The increase in 1996 was attributable to higher sales in the retail and 3M library market segments. Revenues in 1996 included the minimum lease revenue ($1,500,000) under a contract with a retail customer which provided for additional revenues if certain shrinkage reductions are met. Since all of the equipment costs were included in cost of sales, gross margins were adversely impacted.

     Sales by product line to customers other than Sensormatic in 1996 were 61% EAS, 24% CCTV and 15% in 3M library security systems, compared to 89%, 11% and 0%, respectively, in 1995.

     Sales under the Supply Agreement with Sensormatic in 1996 were 4,651,000 or 20% of total revenues as compared to 12,043,000 or 41% of total revenues in 1995. Under the terms of the Supply Agreement, the Company expected a reduction of approximately $4.0 million in revenues in 1996 compared to 1995. However, in 1996, Sensormatic did not meet its minimum order amounts. The Company recorded in other revenues $1,087,000 which represented the minimum contractual margins on the shortfall. Sales represented 85%, and service revenues and other income 15% of total revenues, in 1996 as compared to 91% and 9% in 1995.

     Cost of sales to customers other than Sensormatic was 59% of such sales in 1996 as compared to 45% in 1995. The cost of sales percentage is impacted by the mix of products sold to Knogo's third-party customers. In 1996, Knogo sold a higher percentage of CCTV equipment and 3M library products to its third-party customers than in 1995. These products are not manufactured directly by Knogo and carry lower margins than the traditional EAS products it does produce. In 1996 cost of sales was also impacted by the higher initial costs recorded on the large retail sale noted above. During 1996, there was a substantially lower amount of sales to Sensormatic than in 1995. The gross margin on these sales was fixed at 35% under the Supply Agreement.

     Customer service expenses were lower in 1996 as compared to 1995. This was a result of permanent staff reductions due to more efficient installations and fewer service calls primarily attributable to the transfer of the Company's library maintenance obligations to 3M.

     The decrease in selling, general and administrative expenses in 1996 as compared to 1995 was primarily a result of ongoing cost control measures, lower sales promotional expenses and lower required bad debt and warranty provisions.

         The increase in research and development costs in 1996 as compared to 1995 was a result of substantial efforts, particularly in the fourth quarter, towards improving the SentryVision(R) traveling CCTV surveillance system which the Company commenced selling in the first quarter of 1997.

     The Company's interest income was $164,000 in 1996 as compared to $59,000 in 1995. The increase is due to the investment of proceeds from the sale of assets at the end of the first quarter of 1996. These amounts are shown net of interest expense of $144,000 and $90,000 in the respective 1996 and 1995 periods relating to interest on the settlement of a tax audit in 1996 and payments on capitalized leases for Knogo's computer equipment in both years.

     In 1996, Sentry sold certain assets to 3M, consisting of patents and technology, for a purchase price of $3.0 million. The proceeds, net of certain costs including patent costs, inventory write downs, new product training costs, legal and other costs, resulted in a gain of approximately $2.5 million which is included in other income in 1996. See Note 16 to the Consolidated Financial Statements.

     Sentry's effective tax rate was 36% for 1996 as compared to 11% in 1995. The increase in the rate was primarily related to the tax on the gain on the sale of assets in 1996 which was taxed at the statutory federal tax rate and represents a significant proportion of the taxable income in the current year. The lower rate in 1995 was primarily due to the normal provisions on the earnings of the Puerto Rico manufacturing operations.

     As a result of the foregoing, Sentry had net income of $1,183,000 in 1996 as compared to $1,731,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs over the last three years have been related to acquisitions, working capital and to a lesser extent, capital expenditures. During this time, it has met these liquidity needs primarily through the proceeds from the sale and leaseback transaction involving its corporation headquarters and the sale of certain assets to 3M. During 1997, primarily a result of the Merger, Sentry used approximately $5.5 million in cash. The Company utilized $2.1 million to retire acquired Video debt and $2.4 million for Merger related costs.

     At the end of 1997, the Company entered into a two year secured revolving credit facility with GE Capital Corporation which permits borrowings of up to a maximum of $8.0 million, subject to availability under a borrowing base formula consisting of accounts receivable and inventories. The credit agreement expires on December 31, 1999. The facility is secured by a lien on substantially all of the Company 's assets. At December 31, 1997, the Company had no borrowings under the facility.

     Going forward, Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. The Company anticipates that its 1998 capital expenditures will approximate $1.0 million for product tooling and customer service equipment.

     The Company believes the liquidity provided by future operations, existing cash and the financing arrangements described above should be sufficient to meet the Company's capital requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for periods beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein. SFAS No. 131 is effective for periods beginning after December 15, 1997.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." This Statement specifies certain changes for determining the recognition of revenue for products that contain computer software. The Company is in the process of evaluating the impact of the SOP on its revenue recognition policies. SOP No. 97-2 is effective for periods beginning after December 15, 1997.

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. On January 1, 2000, any computer system or other equipment using date sensitive software which uses only two digits to represent the year, may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     Recognizing the potential impact, the Company began actively resolving its Year 2000 compliance issues in early 1997. Using internal and external resources, the Company analyzed and assessed its business systems, including computer systems, PC's and network hardware, telephone systems, production process controllers, access control, office equipment and the products it sells.

     Upgrades to both mid-range and network computer hardware, operating systems and related infrastructures have been completed and are now Year 2000 compliant. All critical application software has been reviewed and Year 2000 compliant versions have been obtained. The Company has commenced the process of retrofitting custom modifications to the upgraded versions.

     It is anticipated that all applications with forward scheduling impact will be Year 2000 compliant by mid- 1998 with the remainder to be completed by year-end, leaving adequate time to assess and correct any additional issues that may emerge.

     The total cost to the Company of making its systems Year 2000 compliant has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

INFLATION

     The Company does not consider inflation to have a material impact on the results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other sections of this Annual Report on Form 10-k contain "fowrd-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed below, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk inherent in the relatively small number of Video customers, such that any delay or cancellation of orders from one or more of its customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for EAS products in the supermarket sector, the commercial and industrial sector (including in the market for protecting high-value computer-related components) and in the hospital and health care markets will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's EAS products; (iii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business--Competition"; and (iv) the risk resulting from the limited geographical market in which the Company may offer its EAS products, exposing the Company to a possible business downturn caused by a general business decline in that market; this market limitation is contractual and will continue until December 29, 1999.


ITEMS 8 and 14(a)(1) and 14(a)(2).  Financial Statements.
----------------------------------  ---------------------


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                              F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 1997 and 1996           F-3

   Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995                                     F-4

   Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995                                     F-5

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                     F-6

   Notes to Consolidated Financial Statements                             F-7

SCHEDULE II - Valuation and Qualifying Accounts                           S-1

INDEPENDENT AUDITORS' REPORT


Board of Directors
Sentry Technology Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at item 14(a)(1) and (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 12, 1997 Sentry Technology Corporation was established to effect the merger of Knogo North America Inc. and Video Sentry Corporation. The consolidated financial statements as of, and for all periods prior to December 31, 1996 are the historical financial statements of Knogo North America Inc.

DELOITTE & TOUCHE LLP

Jericho, New York
March 3, 1998

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

ASSETS                                                                1997             1996

CURRENT ASSETS
  Cash and cash equivalents                                         $  2,146         $  7,658
  Accounts receivable, less allowance for doubtful
   accounts of $752 and $719, respectively                             6,323            6,229
  Net investment in sales-type leases-current portion                    613            1,496
  Inventories                                                          8,297            6,926
  Prepaid expenses and other current assets                              387              389
                                                                    --------          --------
     Total current assets                                             17,766           22,698

NET INVESTMENT IN SALES-TYPE LEASES - Noncurrent portion                 848            1,205

SECURITY DEVICES ON LEASES - Net                                         151              281

PROPERTY, PLANT AND EQUIPMENT - Net                                    6,948            7,288

GOODWILL AND OTHER INTANGIBLES, including patent costs,
  less accumulated amortization of $1,848 and $292,
  respectively                                                         9,796              364

DEFERRED INCOME TAXES                                                    -                174

OTHER ASSETS                                                             428              847
                                                                    --------          --------
                                                                    $ 35,937          $32,857
                                                                    ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,982          $ 1,101
  Accrued liabilities                                                  2,730            2,268
  Obligations under capital leases-current portion                       218              392
  Deferred income                                                        421              231
                                                                    --------          --------
     Total current liabilities                                         5,351            3,992

OBLIGATIONS UNDER CAPITAL LEASES-Noncurrent portion                    3,095            3,154

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             445              463
                                                                    --------          --------

     Total liabilities                                                 8,891            7,609

COMMITMENTS AND CONTINGENCIES (Notes 1, 12 and 13)

REDEEMABLE CUMULATIVE PREFERRED STOCK                                 25,254              -

COMMON SHAREHOLDERS' EQUITY:
  Common stock, $0.001 par value; authorized 40,000
    shares, issued and outstanding 9,751 and 4,802
    shares, respectively                                                  10                5
  Additional paid-in capital                                          16,785           22,329
  Retained earnings (accumulated deficit)                            (15,003)           2,914
                                                                    --------          --------
                                                                       1,792           25,248
                                                                    --------          --------
                                                                    $ 35,937          $32,857
                                                                    ========          =======

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                      1997           1996           1995
REVENUES:
  Sales                                                             $ 17,965      $ 15,208        $ 14,625
  Sales to Sensormatic                                                 2,570         4,651          12,043
  Service revenues and other                                           4,031         3,404           2,736
                                                                    --------      --------        --------

                                                                      24,566        23,263          29,404
                                                                    --------      --------        --------
COSTS AND EXPENSES:
  Cost of sales                                                       11,177         8,897           6,630
  Cost of sales to Sensormatic                                         1,705         3,038           7,795
  Customer services expenses                                           4,772         2,932           3,235
  Selling, general and administrative expenses                         9,629         7,345           8,235
  Research and development                                             1,658         1,686           1,537
  Purchased in-process research and development (Note 1)              13,200           -               -
  Interest (income) expense                                              168           (20)             31
                                                                    --------      --------        --------

                                                                      42,309        23,878          27,463
                                                                    --------      --------        --------
OPERATING PROFIT (LOSS)                                              (17,743)         (615)          1,941
OTHER INCOME - Gain on sale of assets (Note 16)                         -            2,462             -
                                                                    --------      --------        --------
INCOME (LOSS) BEFORE INCOME TAXES                                    (17,743)        1,847           1,941
INCOME TAXES                                                             174           664             210
                                                                    --------      --------        --------
NET INCOME (LOSS)                                                    (17,917)        1,183           1,731
PREFERRED STOCK DIVIDENDS                                              1,067           -               -
                                                                    --------      --------        --------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                               $(18,984)      $ 1,183        $  1,731
                                                                    ========       =======        ========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                                             $  (2.08)      $  0.25        $   0.37
                                                                    ========       =======        ========
  Diluted                                                           $  (2.08)      $  0.23        $   0.35
                                                                    ========       =======        ========
WEIGHTED AVERAGE COMMON SHARES:
  Basic                                                                9,114        4,796            4,726
                                                                       =====        =====            =====
  Diluted                                                              9,114        5,074            4,897
                                                                       =====        =====            =====

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS)


                                                                                     RETAINED            TOTAL           REDEEMABLE
                                                                 ADDITIONAL          EARNINGS            COMMON          CUMULATIVE
                                          COMMON STOCK             PAID-IN         (ACCUMULATED       SHAREHOLDERS'      PREFERRED
                                        SHARES       AMOUNT        CAPITAL           DEFICIT)             EQUITY            STOCK

BALANCE, JANUARY 1, 1995
 (Restated - Note 1)                    4,698        $  5        $20,883            $   -             $20,888            $   -

Net income                                -            -            -                  1,731            1,731                -

Final distribution of common stock
  (Restated-Note 1)                        28          -             (16)               -                 (16)               -

Exercise of stock options
 (Restated-Note 1)                         32          -              66                -                  66                -
                                        -----        -----       --------            -------          --------          -------

BALANCE, DECEMBER 31, 1995
 (Restated-Note 1)                      4,758          5          20,933               1,731           22,669                -

Net income                                -            -            -                  1,183            1,183                -

Repayment of obligations under
 section 16(b) of the Securities and
 Exchange Act of 1934                     -            -             220                 -                220                -

Income tax benefit related to
 revaluation of corporate
 headquarters                             -            -             978                 -                978                -

Exercise of stock options
 (Restated-Note 1)                         44          -             198                 -                198                -
                                        -----        -----       --------            -------          --------          -------
BALANCE, DECEMBER 31, 1996
 (Restated-Note 1)                      4,802          5          22,329               2,914           25,248                -

Net loss                                 -             -            -                (17,917)         (17,917)               -

Shares issued to Video Sentry
 shareholders in connection with
 the merger (Note 1)                    4,842          5          19,449                -              19,454                -

Preferred shares issued to former
 Knogo N.A. shareholders in
 connection with the merger (Note 1)     -             -         (24,009)               -             (24,009)          24,009

Shares issued to employee benefit
 plan                                      28          -              83                -                  83                -

Repayment of obligations under
 Section 16(b) of the Securities and
 Exchange Act of 1934                    -             -              15                -                  15                -

Preferred stock dividends (Note 1)       -             -          (1,067)               -              (1,067)           1,067

Exercise of stock options                 79           -             (15)               -                 (15)             178
                                        -----        -----       --------            -------          --------          -------
BALANCE, DECEMBER 31, 1997             9,751         $10         $16,785            $(15,003)         $ 1,792          $25,254
                                       =====         ===         =======            ========          =======          =======

See notes to consolidated financial statements.

SENTRY TECHNOLOGY COORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS)


                                                                      1997           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $(17,917)      $1,183       $1,731
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in)operating activities:
 Write-off purchased in-process recearch and development                 13,200           -           -
 Deprecition and amortization of security devices and property,
   plant and equipment                                                    1,166        1,135        1,103
 Amortization of intangibles                                              1,570           60           64
 Deferred income taxes                                                      174         (462)         152
 Provision for bad debts                                                     73           91          352
 Income tax benefit related to the revaluation of coorporate headquarters    -           978            -
 Other                                                                       -           (58)           -
 Changes in operating assets and liabilities:
   Accounts receivable                                                      537         3,279      (5,209)
   Net investment in sales-type leases                                    1,240          (170)       (730)
   Inventories                                                             (485)         (836)        381
   Prepaid expenses and other assets                                        443            33         628
   Accounts payable and accrued liabilities                                (620)        (1,895)     1,032
   Deferred income                                                          169          (138)         48
                                                                         -------       ---------  ---------
      Net cash provided by (used in) operating activities                  (450)        3,200        (448)
                                                                         -------       ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments made to acquire Video Sentry                                   (2,417)           -             -
 Purchase of property, plant and equipment - net                           (288)         (378)       (202)
 Proceeds from sale of corporate headquaters                                 -          4,536            -
 Security devices on lease                                                   (2)          (56)         21
 Intangibles                                                                (52)         (188)        (25)
                                                                         -------       ---------   --------
      Net cash provided by (used in) investing activities                (2,759)        3,914        (206)
                                                                         -------       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of acquired debt                                              (2,136)           -           -
 Proceeds from shareholder repayment of obligations under
   Section 16(b) of the Securities Exchange Act of 1934                      15           220          -
 Repayment of obligations under capital leases                             (428)         (283)       (245)
 Exercise of stock options and warrants                                     163           198          66
 Other                                                                       83             -         (16)
                                                                         -------       ---------    ---------
       Net cash provided by (used in)financing activities                (2,303)          135        (195)
                                                                        --------       ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (5,512)        7,249        (849)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              7,658           409       1,258
                                                                        --------       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 2,146        $7,658       $ 409
                                                                       =========       =========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                              $   310        $  248       $  86
                                                                       =========       =========    ==========
  Income taxes                                                          $    -         $   90       $  26
                                                                       =========       =========    ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Caption lease obligation incurred for the purchase of building, office
 equipment and other assets                                             $   165         $3,081       $ 48
                                                                       =========        ========    ===========
 Common stock issued to acquire Video Sentry                            $19,454         $  -         $  -
                                                                       =========        ========    ===========

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.   BASIS OF PRESENTATION

     Sentry Technology Corporation ("Sentry"), a Delaware corporation, was established to effect the merger of Knogo North America Inc.
     ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12,1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date. Video Sentry is engaged in the design, developments and marketing of a traveling closed circuit television security surveillance system primarily in North America.

     Pursuant to the merger agreement, Sentry issued one share of common stock for each one share of Video Sentry common stock outstanding at the Effective Date. Sentry also issued one share of common stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. common stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred stock is non-voting and subject to mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's common stock at the time of redemption exceeds a hurdle price based on the price of Sentry Common Stock one year after the Effective Date. The minimum hurdle price is $5.00 per share and the maximum is $6.50. The preferred stock is non convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. The total number of Sentry preferred shares authorized is 10,000,000. Undeclared and unpaid cumulative dividends totaled approximately $1,067,000 as of December 31, 1997.

     The merger was accounted for under the purchase method of accounting and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. Goodwill and other intangible assets in the amount of approximately $10,950,000 have been capitalized and nonrecurring charges of approximately $13,200,000 relating to in-process research and development have been expensed. The goodwill and other intangibles are being amortized using the straight-line method over a useful life of seven years. Although Video Sentry shareholders have a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles requires consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. Such other factors to be considered include: (i) key Sentry management positions are held by individuals previously holding similar such positions in Knogo N.A.; (ii) the assets, revenues and net earnings of Knogo N.A. significantly exceed those of Video Sentry; and
     (iii) the market value of the securities received by the former holders of Knogo N.A. Common Stock significantly exceeds the market value of the securities received by the former holders of Video Sentry Common Stock. As a result of these other factors, and solely for accounting and financial reporting purposes, the merger has been accounted for as a reverse acquisition of Video Sentry by Knogo N.A.. Accordingly the financial statements of Knogo N.A. are the historical financial statements of Sentry and the results of Sentry's operations will include the results of operations of Video Sentry after the Effective Date. Common stock, additional paid-in capital and the weighted average common shares have been retroactively restated to the earliest year presented in order to reflect the effect of the recapitalization of Knogo N.A. common stock for Sentry common stock.

     The following unaudited pro forma information for the years ended December 31, 1997 and 1996 includes the operations of the Company and Video Sentry as if the merger had occurred on January 1, 1996. This pro forma information gives effect to the amortization expense associated with goodwill and other intangible asset acquired, dividends accrued on the Sentry Class A Preferred Stock, adjustments related to the fair market value of the assets acquired and liabilities assumed, and the related income tax effects. In addition, this pro forma information excludes the effect of the one-time charges totaling $13,200,000 relating to purchased in-process research and development.

                                                                  YEARS ENDED DECEMBER 31,
                                                                    1997            1996
                                                            (In Thousands, Except per Share Amounts)
     Revenues                                                     $24,619          $25,899
                                                                  =======          =======
     Net loss                                                     $ 5,378          $ 4,900
                                                                  =======          =======
     Net loss available to common shareholders                    $ 6,596          $ 6,112
                                                                  =======          =======
     Net loss per common share                                    $ (0.68)         $ (0.64)
                                                                  =======          =======
     Weighted average common shares                                 9,684            9,613
                                                                    =====            =====


     The Company anticipates that current cash reserves, cash generated by operations, and its bank credit facility will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next 12 months.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - The Company is engaged in one segment and line of business: the design, manufacture, distribution, installation and service of systems designed to deter theft and to detect the unauthorized movement of articles and persons.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION - The Company manufactures security devices which it offers for sale or lease. Revenue related to the sale of equipment is recorded at the time of shipment or upon acceptance by a third-party leasing company of a customer lease and the related equipment. In addition, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases," lease contracts which meet the following criteria are accounted for as sales-type leases: collection is reasonably assured, there are no important uncertainties, and (l) the present value of the rental payments over the term of the lease is at least 90% of the fair value of the equipment or (2) the lease term is equal to 75% or more of the estimated economic life of the equipment or (3) the lease contains a bargain purchase option. Under this method, revenue is recognized as a sale at the time of installation or acceptance by the lessee in an amount equal to the present value of the required rental payments under the fixed, noncancellable lease term. The difference between the total lease payments and the present value is amortized over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease.

     The operating method of accounting for leases is followed for lease contracts not meeting the above criteria. Under this method of accounting, aggregate rental revenue is recognized over the term of the lease (usually 12-48 months), which commences with date of installation or acceptance by the lessee.

     The Company has sold certain of its lease receivables subject to recourse to third-party investors. The uncollected principal balance of the receivables sold totaled approximately $63,000 and $183,000 at December 31, 1997 and 1996, respectively. Receivables sold are supported by the underlying equipment value and credit worthiness of customers. The Company records the receivables sold at their estimated net realiabel value.

     Service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract period. Warranty costs associated with products sold with warranty protection are estimated based on the Company's historical experience and recorded in the period the product is sold.

     Included in accounts receivable at December 31, 1997 and 1996 are unbilled accounts receivable of $1,146,000 and $909,000, respectively.

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

     DEPRECIATION AND AMORTIZATION - Depreciation of security devices on lease and property, plant and equipment is provided for using the straight-line method over their related estimated useful lives. The security devices generally have estimated useful lives of six years, except for security devices related to operating with leases with purchase options are depreciated over the life of the lease.

     GOODWILL AND OTHER INTANGIBLES - Costs and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding l7 years, using the straight-line method. Goodwill and other intangibles are amortized over seven years using the straight-line method.

     IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of," the Company reviews its long-lived assets, including net investment in sales type leases, security devices on lease, property and equipment, intangible assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, will be less than the carrying amount of the assets. Impairment is measured at fair value.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, net investment in sales-type leases, accounts payable and obligations under capital leases) approximate their fair value at December 31, 1997 and 1996 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

     DEFERRED INCOME - Deferred income consist of rentals related to operating leases and maintenance contracts billed or paid in advance.

     INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's foreign entity is the US dollar. Therefore, assets and liabilities of the foreign entity is translated using a combination of current and historical rates. Income and expense accounts are translated primarily using the average rate in effect during the year. Unrealized foreign exchange gains and (losses) resulting from the translation of this entity are included in selling, general and administrative expenses and amounted to approximately $(111,000), $(45,000) and $20,000 for the years ended December 31, 1997,
     1996 and 1995, respectively.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 1997 presentation.

3.   NET INVESTMENT IN SALES-TYPE LEASES AND OPERATING LEASE DATA

     The Company is the lessor of security devices under agreements expiring in various years through 2002. The net investment in sales-type leases consist of:



                                                                 1997           1996
                                                                    (IN THOUSANDS)

     Minimum lease payments receivable                         $1,713         $3,152
     Allowance for uncollectible minimum lease payments           (86)          (157)
     Unearned income                                             (195)          (324)
     Unguaranteed residual value                                   29             30
                                                               ------         -------

     Net investment                                             1,461          2,701
     Less current portion                                         613          1,496
                                                               ------         ------

     Noncurrent portion                                        $  848         $1,205
                                                               ======         ======


     The future minimum lease payments receivable under sales-type leases and noncancellable operating leases are as follows:


                                       SALES-TYPE       OPERATING
     YEAR ENDING                         LEASES           LEASES
     DECEMBER 31,                             (IN THOUSANDS)

     1998                               $  772          $   112
     1999                                  598               61
     2000                                  315               42
     2001                                   24               10
     2002                                    4                2
                                        ------          -------
                                        $1,713          $   227
                                        ======          =======

4.   INVENTORIES

     Inventories consist of the following:


                                        1997           1996
                                           (IN THOUSANDS)

     Raw materials                    $2,662        $2,498
     Work-in-process                   3,765         2,547
     Finished goods                    1,870         1,881
                                       -----         -----
                                      $8,297        $6,926
                                      ======        ======

     Reserves for excess and obsolete inventory totaled $1,246,000 and $1,691,000 as of December 31, 1997 and 1996, respectively and have been included as a component of the above amounts.

5.   SECURITY DEVICES ON LEASE

     Security devices are stated at cost and are summarized as follows:


                                              DECEMBER 31,
                                           1997           1996
                                              (IN THOUSANDS)

     Security devices on lease          $  276        $  525
     Less allowance for depreciation       125           244
                                        ------        ------
                                        $  151        $  281
                                        ======        ======


6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are summarized as follows:


                                    ESTIMATED USEFUL              DECEMBER 31,
                                      LIVES (YEARS)          1997           1996
                                                                (IN THOUSANDS)

     Land                                                   $   506          $  506
     Buildings and improvements          20-25                5,744           5,737
     Machinery and equipment              3-10                3,727           3,472
     Furniture, fixtures and
        office equipment                  3-10                3,661           3,467
     Leasehold improvements               5-10                   11            -
                                                            --------         -------
                                                             13,649          13,182
     Less allowance for
        depreciation                                         6,701           5,894
                                                          --------         -------
                                                          $  6,948         $ 7,288
                                                          ========         =======


     On December 24, 1996, the Company completed a sale-leaseback transaction on the Company's corporate headquarters. (See Note 10.)

7.   OTHER ASSETS

     In January 1995, the Company sold its guest house in Puerto Rico for $800,000 which approximated its carrying value. The Company holds notes with a present value of $236,000 and $389,000 at December 31, 1997 and 1996, respectively, which are receivable in varying amounts through January 2000.

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:



                                                                    DECEMBER 31,
                                                                 1997           1996
                                                                    (IN THOUSANDS)

     Accrued salaries, employee benefits and payroll taxes     $  638         $  733
     Accrued merger costs                                         359            -
     Customer deposits payable                                    262            237
     Accrued warranty costs                                       237            361
     Other accured liabilities                                  1,234            937
                                                               ------         ------
                                                               $2,730         $2,268
                                                               ======         ======


9.   LINE OF CREDIT

     The Company has a revolving line of credit with a financial institution for maximum borrowings of $8 million through December 31, 1999, which is subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable monthly at the lender's Index Rate, as defined (5.9% at December 31, 1997), plus 2.75% per annum. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the line of credit. Borrowings under the line of credit are secured by substantially all of the Company's assets. The terms of the agreement, among other matters, require the Company to maintain certain minimum cash flow and net worth levels, a minimum working capital ratio, and place restrictions on capital expenditures and the payment of dividends (other than dividends on the Series A Preferred Stock described in Note 1). At December 31, 1997, there were no amounts outstanding under the line of credit.

10.  OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

     On December 24, 1996, the Company completed a sale-leaseback transaction on the Company's corporate headquarters. The Company received net proceeds of approximately $4.5 million which approximated the carrying amount of the land and building. The lease covers a period of 20 years with quarterly payments of $131,000. The lease agreement allows for an increase in lease payments for years 4 through 20 based on a formula tied to the Consumer Price Index. Because the fair market value of the land on which the principal premises is built was greater than 25 percent of the total fair value of the leased premises at the inception of the lease, the land and building have been considered separately for the purposes of applying the criteria of SFAS No. 13. The land portion of the lease has been classified as an operating lease. Future minimum payments related to the land portion of the lease are as follows (in thousands):


     YEAR ENDING
     DECEMBER 31,

     1998                               $  148
     1999                                  148
     2000                                  148
     2001                                  148
     2002                                  148
     Thereafter                          2,076
                                        ------
                                        $2,816
                                        ======



     The building portion of the lease has been classified as a capital lease. The Company also leases certain computer and office equipment and related items under noncancellable capital lease arrangements at varying interest rates expiring through February 2001.

     Minimum annual rentals are as follows (in thousands):

     YEAR ENDING
     DECEMBER 31,

     1998                                    $  580
     1999                                       549
     2000                                       449
     2001                                       377
     2002                                       376
     Thereafter                               5,260
                                             ------
                                              7,591
     Less amount representing interest        4,278
                                              -----
     Present value of minimum rentals         3,313
     Less current portion                       218
                                             ------
     Noncurrent portion                      $3,095
                                             ======

     As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The net book value of the building was $2,881,000 and $3,033,000 at December 31, 1997 and 1996, respectively. The capitalized lease asset is being amortized on a straight-line basis over the 20-year lease term. The capitalized lease obligation is being amortized under the interest method over the 20-year lease period, utilizing an imputed interest rate of approximately eleven percent.

     The computer and office equipment and related items are included in property and equipment and other assets with a gross value of $1,591,000 and $1,397,000 at December 31, 1997 and 1996, respectively, and a net book value of $574,000 and $665,000 at December 31, 1997 and 1996, respectively.

11.  COMMON SHAREHOLDERS' EQUITY

     a. EARNINGS PER SHARE ("EPS") - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997       1996        1995
                                      (In Thousands, Except per Share Amounts)
Net income (loss)                       $ (17,917)   $1,183       $1,731
Preferred stock dividends                  (1,067)      -            -
                                        ----------   ------       -------
Net income (loss) available to
   common shareholders                  $ (18,984)   $1,183       $1,731
                                        ==========   =======     =========
Weighted average common shares              9,114     4,796        4,726
                                        ==========   =======     =========
Basic EPS                               $   (2.08)   $ 0.25       $ 0.37
                                        ==========   =======     =========

Net income (loss)                       $ (17,917)   $1,183       $1,731
Preferred stock dividends                  (1,067)    -             -
                                        ----------   -------      ---------
Net income (loss) available to
   common shareholders                  $ (18,984)    $1,183      $1,731
                                        ==========   ========    ===========
Weighted average common shares              9,114      4,796       4,726
Dilutive effect of common stock
   options and warrants                      -           278         171
                                        ----------   ---------   -----------
Weighted average common and
   common equivalent shares                 9,114      5,074       4,897
                                        ==========   =========    ==========

Diluted EPS                             $   (2.08)    $ 0.23      $ 0.35
                                        ==========   =========   ===========


     b. STOCK OPTION PLAN - In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan provides for grants up to 2,250,000 options to purchase the Company's common stock. Awards may be granted by the stock option committee to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. All outstanding stock options were issued at the fair value at the date of grant. At December 31, 1997, 2,214,233 common shares were reserved for issuance in connection with the exercise of stock options.

     Stock option transactions for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                                      WEIGHTED
                                                                      AVERAGE
                                                     NUMBER           EXERCISE
                                                    OF SHARES            PRICE

     Balance, January 1, 1995                        207,952          $   2.40
     Granted                                         233,073              2.91
     Exercised                                       (31,941)             2.06
     Canceled                                        (55,731)             2.63
                                                     -------              ----
     Balance, December 31, 1995                      353,353              2.73

     Granted                                         245,799              6.31
     Exercised                                       (27,117)             2.38
     Canceled                                        (19,963)             5.07
                                                     -------              ----
     Balance, December 31, 1996                      552,072              4.26

     Granted                                         679,500              3.07
     Exercised                                       (35,767)             3.17
     Canceled                                       (161,988)             5.23
                                                    --------              ----
     Balance, December 31, 1997                    1,033,817            $ 3.36
                                                   =========            ======

          In connection with the merger described in Note 1, employees and directors who held options to purchase Knogo N.A. common stock were granted substitute options ("Substitute Knogo N.A. Options") under the 1997 Plan to purchase an aggregate of 552,072 shares of Sentry Common Stock and 552,072 shares of Sentry Class A Preferred Stock at prices determined pursuant to the formula set forth in the Merger Agreement. Employees and directors who held outstanding options to purchase Video Sentry common stock were granted substitute options under the 1997 Plan to purchase 195,000 shares of Sentry Common Stock at prices determined pursuant to the formula set forth in the Merger Agreement.

          At December 31, 1997, options to purchase an aggregate of 549,317 (which include 509,317 outstanding and exercisable substitute Knogo N.A. Options) common shares were vested and currently exercisable at a weighted average exercise price of $4.16 and an additional 484,500 options vest at dates extending through the year 2002. At December 31, 1997, options for 1,180,416 common shares were available for future grants.

          In connection with the divestiture of Knogo N.A. from Knogo Corporation on December 29, 1994, approximately 28,000 equivalent shares of Sentry common stock were issued to former Knogo Corporation employees who were not transferred to Knogo N.A. These shares were distributed in settlement of the cancellation of their Knogo Corporation stock options in 1995.

          As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

          SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 74.3% in 1997, 67.1% in 1996, and 66.0% in 1995; risk free interest rates, 6.5% in 1997, 7.5% in 1996, and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) available to common shareholders would have been $(19,324,000) (($2.12) per diluted share) in 1997, $1,061,000 ($0.21 per diluted share) in 1996, and $1,710,000
          ($0.35 per diluted share) in 1995. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    c. WARRANTS - At December 31,1997, the Company had warrants to purchase 411,250 shares of common stock at exercise prices ranging from $1.33 and $4.95. Such warrants expire through October 1999. During 1997, warrants to purchase 42,864 shares of common stock were exercised at an exercise price of $1.17. At December 31, 1997, 411,250 common shares were reserved for issuance in connection with the exercise of these warrants.

12.  INCOME TAXES

     The components of the Company's income tax provisions for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                          1997        1996       1995
                                                  (In Thousands)

Current:
  Federal                                $ -           $  811    $  51
  State                                    -               94        9
  Puerto Rico                              -              221       (2)
                                        -------       ---------   -------
                                           -            1,126       58
                                        -------       ---------   --------

Deferred:
  Federal                                  -                -        -
  State                                    -                -        -
  Puerto Rico                             174            (462)     152
                                        -------       ---------   --------
                                          174            (462)     152
                                        -------       ---------   --------
                                        $ 174          $  664     $210
                                        =======       =========   ========


The reconciliation between total tax expense and the expected U.S. Federal income tax for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                          1997        1996       1995
                                                  (In Thousands)

Expected tax expense (benefit) at 34% $(6,033)        $  628       $  660
Add (deduct):
  State taxes                             -               94            9
  Nondeductible expenses                5,024             35           37
  U.S. losses producing no tax benefit    767              -            -
  Benefits of nontaxable income of
    Puerto Rico subsidiary/losses
    producing no tax benefit              242             74          (510)
  Prior years' estimated tax adjustment    -            (217)           -
  Other                                   174             50            14
                                        --------       --------      --------
                                         $174          $ 664         $ 210
                                        ========       ========      =========


      Significant components of deferred tax assets and liabilities are comprised of:

                                                       DEFERRED TAX ASSETS (LIABILITIES)
                                               DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                  1997              1996                1995
                                                               (IN THOUSANDS)

ASSETS:

Accounts receivable                           $   278          $    266              $   372
Inventories                                       442               550                  523
Accrued liabilities                               175               181                  315
Property, plant and equipment                      46                14                  914
Intercompany transactions                          16                17                    9
Net operating loss carryforwards                4,337               191                   -
Tax credit carryforwards                          209               209                   98
                                              -------          --------              -------
     Gross deferred tax assets                  5,503             1,428                2,231
Less: Valuation allowance                      (5,455)           (1,160)              (2,101)
                                              --------          --------             --------
                                                   48               268                  130
                                              -------          --------              -------

LIABILITIES:

Tollgate taxes                                    (37)              (74)                (409)
Security devices on lease                         (11)              (20)                  (9)
                                              -------          --------              -------
     Gross deferred tax liabilities               (48)              (94)                (418)
                                              -------          --------              -------

Net deferred tax asset (liability)            $   -            $    174              $  (288)
                                              =======          ========              ========



     The increase in the valuation allowance for the year ended December 31, 1997 was primarily attributable to the increase in net operating loss carryforwards for which realization was not more likely than not. The decrease in the valuation allowance for the year ended December 31, 1996 was due to the decrease in deferred tax assets for which realization was not more likely than not.

     The income tax benefit relating to the sale of the Company's corporate headquarters reduced currently payable taxes and was credited to additional paid-in-capital. Such amount approximated $978,000 for the year ended December 31, 1996.

     The Company's Puerto Rico manufacturing subsidiary is exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996). Under the current law, this exemption from Federal income tax will remain in effect through 2001, will be subject to certain limits during the years 2002 through 2005, and will be eliminated thereafter. Also, the Company was granted a partial income tax exemption under the provisions of the Puerto Rico Industrial Incentives Act of l978 from the payment of Puerto Rico taxes on income derived from marketing certain products manufactured by the subsidiary. The grant provides for a 90% exemption from Puerto Rico taxes until January 1, 2008. The Company provides tollgate taxes on the earnings of the Puerto Rico subsidiary which it intends to remit, in the form of a dividend, to the parent company based upon the applicable rates.

13. COMMITMENTS AND CONTINGENCIES

    a. LITIGATION - The Company is a party to litigation arising in the normal course of business. Management believes the final disposition of such matters will not have a material adverse effect on the consolidated financial statements.

    b. SUPPLY AGREEMENT - Knogo N.A. had a supply agreement in which Sensormatic was obligated to purchase products from Knogo N.A. in the amount of $12,000,000 in 1995, $8,000,000 in 1996 and $4,000,000 in
          1997. Such products were priced to yield a 35% gross margin. In 1997 and 1996, Sensormatic did not meet its minimum order amounts in accordance with the terms of the supply agreement and, accordingly, the Company recorded in revenues the cumulative profits on the shortfall. Although the supply agreement officially expired and minimum purchase obligations ended as of June 30, 1997, Sensormatic continued to purchase these products at similar margins from the Company. Included in accounts receivable at December 31, 1997 and 1996 are amounts due from Sensormatic of $492,000 and $1,212,000, respectively.

    c. LICENSE AGREEMENT - Knogo N.A. entered into a license agreement in which Knogo N.A. has the exclusive right to manufacture and sell existing Knogo N.A. products within the Knogo N.A. territory, and Sensormatic has such rights elsewhere, except that Knogo N.A. and Sensormatic each have the right to develop and market the SuperStrip technology in the Knogo N.A. territory.

    d. 401(K) PLAN - In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 15% of compensation, subject to certain limitations, with the Company making a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also contribute a discretionary contribution, subject to certain conditions, as defined in the Plan. The Company contributed approximately $215,000, $110,000 and $121,000 to the Plan for the years ended December 31, 1997, 1996 and 1995, respectively.

    e. EMPLOYMENT AGREEMENTS - The Company and several key executives entered into employment agreements for terms of two to five years for which the Company will have a minimum commitment of $1,046,000.

14.  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     The Company grants credit to customers who are principally in the retail industry and libraries. During 1997, revenues from a single customer represented approximately 18% of total revenues. During 1996, revenues from a different customer represented approximately 13% of total revenues. No other customer accounted for more than 10% of total revenues for fiscal 1997, 1996 and 1995.

15.  JOINT VENTURE

     In January 1996, the Company acquired a controlling interest in K&M Converting Corp. ("KMCC"), a newly established joint venture entered into with Marian Rubber Products Co., Inc. ("Marian"). KMCC is the exclusive converter of magnetic material into disposable targets or labels used in the Company's EAS systems. The Company contributed $15,000 in cash, $430,000 in inventory, and $49,000 in machinery to KMCC and issued approximately 17,000 equivalent shares of Sentry common stock to Marian in exchange for 50.001% of KMCC. The acquisition was accounted for under the purchase method of accounting and the operating results of KMCC are included in the consolidated operating results of the Company since the date of acquisition. Pro forma results of operations assuming KMCC was acquired as of the beginning of each of the fiscal years ended December 31, 1996 and 1995 would not differ materially from the reported results.

16.  OTHER INCOME - SALE OF ASSETS

     During 1996, the Company completed the sale of certain assets (primarily patents and technology) of its library security systems business to Minnesota Mining and Manufacturing Company ("3M") for a purchase price of $3,000,000, paid at closing. In connection with such sale, the Company and 3M entered into an agreement pursuant to which the Company has become a distributor of certain of 3M's library systems products for an initial term of three years and has agreed not to compete with 3M in the sale of security systems products (other than closed circuit video systems) in the library market except as otherwise contemplated by the transaction documentation. The parties also settled certain patent litigation between them.

     The impact of the transaction resulted in an increase in cash of $3,000,000 and a pretax tax gain of approximately $2,462,000 for the year ended December 31, 1996. The impact on the Company's historical revenues and net income from the sale of products covered by the patents and related technology sold is not material.

                                                            SCHEDULE II

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS)

     COLUMN A                                COLUMN B                   COLUMN C                   COLUMN D           COLUMN E
     ---------                               ---------           ---------------------------       ----------        ---------
                                                                        ADDITIONS
                                                                 ----------------------------
                                                                                  CHARGED TO
                                             BALANCE AT          CHARGED TO         OTHER                             BALANCE
                                             BEGINNING            COST AND        ACCOUNTS          DEDUCTIONS       AT END OF
     DESCRIPTIONS                             OF YEAR             EXPENSES        - DESCRIBE        - DESCRIBE         YEAR

Year ended December 31, 1997:
 Allowance for doubtful accounts             $   719             $    73          $    8  (1)       $     48 (2)     $    752
                                             =======             =======          =======           ========         ========
 Allowance for uncollectible minimum
  lease payments                             $   157             $  (71)                                             $     86
                                             =======             ======                                              ========

 Reserve for excess and obsolete
  inventory                                  $ 1,691             $  444                             $    889 (2)     $  1,246
                                             =======             ======                             ========         ========

Year ended December 31, 1996:
 Allowance for doubtful accounts             $   931             $   91           $    8 (1)        $    311 (2)     $    719
                                             =======             ======           ======            ========         ========

 Allowance for uncollectible
  minimum lease payments                     $   159             $   (2)                                             $    157
                                             =======             ======                                              ========

 Reserve for excess and obsolete
  inventory                                  $ 1,441             $  470                             $    220(2)     $  1,691
                                             =======             ======                             ========         ========

Year ended December 31, 1995:
 Allowance for doubtful accounts             $   862             $  352           $   34 (1)        $   317(2)      $    931
                                             =======             ======           ======            =======          ========

 Allowance for uncollectible
  minimum lease payments                     $   111             $   48                                              $    159
                                             =======             ======                                              ========
Reserve for excess and obsolete
  inventory                                  $ 1,343             $  394                              $  296(2)       $  1,441
                                             =======             ======                              ======          ========

(1)   Recoveries of accounts written off.
(2)   Amounts written off.

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No.'s 333-34867 and 333-34929 of Sentry Technology Corporation each on Form S-8 of our report dated March 3, 1998, appearing in this Annual Report on Form 10-K of Sentry Technology Corporation for the year ended December 31, 1997.


DELOITTE & TOUCHE LLP


Jericho, New York
March 26, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Part III information will be set forth in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report on Form 10-K:

          (1)(2) Consolidated Financial Statements of Company and its subsidiaries for the year ended December 31, 1997 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-K. See the Index to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries.

          (3)       Exhibits required to be filed by Item 601 of Regulation S-K:

          MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS:

          10.1      1997 Stock Incentive Plan. Incorporated by reference to
                    Exhibit 10.5 to Company's Registration Statement on Form S-4 (No. 333-20135).

          10.2 Retirement Savings 401(k) Plan. Incorporated by reference to Exhibit 10.6 to Company's Registration Statement on Form S-4 (No. 333-20135).

          10.3 Form of Employment Agreement, dated as of February 12, 1997, between Company and Thomas A. Nicolette. Incorporated by reference to Exhibit 10.1 to Company's Registration Statement on Form S-4 (No. 333-20135)

          10.4 Form of Employment Agreement, dated as of February 12, 1997, between Company and Peter J. Mundy. Incorporated by reference to Exhibit 10.2 to Company's Registration Statement on Form S-4 (No. 333-20135).

          10.5 Form of Employment Agreement, dated as of February 12, 1997, between Company and Peter Y. Zhou. Incorporated by reference to Exhibit 10.3 to Company's Registration Statement on Form S-4 (No. 333-20135).

         OTHER EXHIBITS:

          2.1 Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of November 27, 1996 among Video Corporation, Knogo North America Inc., Sentry Technology Corporation, Viking Merger Corp. and Strip Merger Corp., as amended by Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of January 10, 1997. Incorporated by reference to Exhibit 2.1 to Company's Registration Statement on Form S-4 (No. 333-20135).

         3.1 Form of Amended and Restated Certificate of Incorporation of the Company, together with Form of Certificate of Designations of Sentry Technology Corporation Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-20135).

         3.2 Form of Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-4 (No. 333-20135).

         10.7 Form of Loan Agreement and related agreements among the Company, Knogo North America Inc., Video Sentry Corporation and General Electric Capital Corporation.

         10.8 Form of Contribution and Divestiture Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc.

         10.9 Form of License Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc.

         10.10 Form of Lease Agreement dated December 24, 1996 between Knogo North America Inc. and NOG(NY) QRS 12-23, Inc.

         10.11 Form of Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company.

         21         Subsidiaries of the Company.

         23         Consent of Deloitte & Touche LLP

(b) No reports on Form 8-K were filed for the Company during the relevant period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SENTRY TECHNOLOGY CORPORATION



                                               By: /S/ PETER J. MUNDY
                                                  --------------------------
                                                   Peter J. Mundy
                                                   Vice President-Finance,
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer

Dated:  March 26, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

       SIGNATURE                                      TITLE


/S/ THOMAS A. NICOLETTE                  President, Chief Executive Officer
------------------------                 and Director
Thomas A. Nicolette

/S/ ROBERT D. FURST, JR.                 Director
------------------------
Robert D. Furst, Jr.


/S/ PAUL D. MELLIN                       Director
-----------------------
Paul D. Mellin


/S/ WILLIAM A. PERLMUTH                   Director
-------------------------
William A. Perlmuth


/S/ ROBERT L. BARBANELL                   Director
--------------------------
Robert L. Barbanell


/S/ PETER J. MUNDY                        Vice President-Finance,
--------------------------                Chief Financial and
Peter J. Mundy                            Accounting Officer,
                                          Secretary and Treasurer

Dated:  March 26, 1998

                                  EXHIBIT INDEX


10.7 Form of Loan Agreement and related agreements among the Company, Knogo North America Inc., Video Sentry Corporation and General Electric Capital Corporation.

10.8 Form of Contribution and Divestiture Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc.

10.9 Form of License Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc.

10.10 Form of Lease Agreement dated December 24, 1996 between Knogo North America Inc. and NOG(NY)QRS 12-23, Inc.

10.11 Form of Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company.

21     Subsidiaries of the Company.

23.    Consent of Deloitte & Touche LLP