Form 10-Q
period 1998-03-31
SENTRY TECHNOLOGY CORP
filed 1998-05-14
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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

Yes      X                 No  ______


Number of shares outstanding of issuer's common stock as of May 13, 1998 was 9,750,760.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX

                                                                      PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets --
          March 31, 1998 and December 31, 1997                            3

          Condensed Consolidated Statements of Operations --
          Three Months Ended March 31, 1998 and 1997                      4

          Condensed Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1998 and 1997                      5

          Notes to Condensed Consolidated Financial
          Statements -- March 31, 1998                                   6 - 7


Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                  8 - 9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 9


Signatures                                                                 9

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                 March 31,           December 31,
                                                                  1998                   1997
                                                                  ----                   ----
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $   1,435             $   2,146
     Accounts receivable, less allowance for doubtful
       accounts of $737 and $752, respectively                      6,249                 6,323
      Net investment in sales-type leases -
       current portion                                                587                   613
      Inventories                                                   8,465                 8,297
      Prepaid expenses and other current assets                       513                   387
                                                                ---------             ---------
          Total current assets                                     17,249               17,766

NET INVESTMENT IN SALES-TYPE LEASES -
     non-current portion                                              718                   848
SECURITY DEVICES ON LEASE, net                                        163                   151
PROPERTY, PLANT AND EQUIPMENT, net                                  6,848                 6,948
GOODWILL AND OTHER INTANGIBLES, net                                 9,403                 9,796
OTHER ASSETS                                                          427                  428
                                                                ---------              ---------
                                                                $  34,808              $  35,937
                                                                =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                                      $   1,052              $    ---
     Accounts payable                                               1,608                  1,982
     Accrued liabilities                                            2,740                  2,730
     Obligations under capital leases -
       current portion                                                201                    218
     Deferred income                                                  447                    421
                                                                ---------                -------
          Total current liabilities                                 6,048                  5,351

OBLIGATIONS UNDER CAPITAL LEASES -
     non-current portion                                            3,222                   3,095
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                          439                     445
                                                                 --------                ---------
               Total liabilities                                    9,709                   8,891

REDEEMABLE CUMULATIVE PREFERRED STOCK                              25,560                  25,254

COMMON SHAREHOLDERS' EQUITY
     Common stock                                                      10                      10
     Additional paid-in capital                                    16,479                  16,785
     Accumulated deficit                                          (16,950)                (15,003)
                                                                 ---------               ---------
                                                                     (461)                  1,792
                                                                 ---------               ---------
                                                                 $  34,808              $  35,937
                                                                 =========               =========

Seee notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  1998                     1997
                                                                  ----                     ----
REVENUES                                                       $  5,198                  $   5,103

COSTS AND EXPENSES:
Cost of sales                                                     2,835                      2,499
Customer service expenses                                         1,387                        837
Selling, general and administrative expenses                      2,468                      2,435
Research and development                                            336                        430
Interest expense (income), net                                       98                        (54)
Purchased in-process research and development                       ---                     13,200
                                                               --------                  ---------
                                                                  7,124                     19,347
                                                               --------                  ---------

OPERATING LOSS                                                   (1,926)                   (14,244)

INCOME TAXES                                                         21                         36
                                                                -------                  ---------
NET LOSS                                                        (1,947)                   (14,280)

PREFERRED STOCK DIVIDENDS                                          306                        ---
                                                               --------                   ---------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS                   $  (2,253)                 $ (14,280)
                                                             ==========                 =========

NET LOSS PER SHARE
      Basic                                                  $    (.23)                 $   (1.95)
                                                            -----------                 ----------
      Diluted                                                $    (.23)                 $   (1.95)
                                                            ===========                 ===========

WEIGHTED AVERAGE COMMON SHARES
      Basic                                                      9,751                       7,330
                                                                 -----                       -----
      Diluted                                                    9,751                       7,330
                                                                 -----                       -----


See notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                    1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $ (1,947)         $(14,280)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
         Write-off of purchased in-process research
            and development                                                         ---             13,200
         Depreciation and amortization of security
            devices and property, plant and equipment                                301               292
         Amortization of goodwill and intangibles                                    397               272
         Provision for bad debts                                                       5                91
      Changes in operating assets and liabilities,
         net of effects of business acquired:
         Accounts receivable                                                          69             1,245
         Net investment in sales-type leases                                         156                92
         Inventories                                                                (168)             (523)
         Accounts payable                                                           (374)             (328)
         Accrued liabilities                                                          10              (803)
         Other, net                                                                 (105)               96
                                                                                 ---------         ---------

               Net cash used in operating activities                              (1,656)             (646)
                                                                                 ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                                 (25)              ---
      Security devices on lease                                                      (22)               39
      Intangibles                                                                     (4)              ---
                                                                                 ---------           ---------

               Net cash (used in) provided by investing activities                   (51)              39
                                                                                      ----           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings, net                                       1,052                ---
      Repayment of acquired debt                                                     ---            (2,166)
      Repayment of obligations under capital leases                                  (56)             (167)
                                                                                   ------           --------
               Net cash provided by (used in) financing activities                   996            (2,333)
                                                                                   -------          --------

DECREASE IN CASH                                                                    (711)           (2,940)

CASH, at beginning of period                                                       2,146             7,658
                                                                                  -------          ---------
CASH, at end of period                                                          $  1,435           $ 4,718
                                                                                =========          =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998


NOTE A -- BASIS OF PRESENTATION - KNOGO NORTH AMERICA INC. AND VIDEO SENTRY CORPORATION MERGER Sentry Technology Corporation ("Sentry"), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The merger has been accounted for as a reverse acquisition of Video Sentry by Knogo N.A. Accordingly the financial statements of Knogo N.A. are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video Sentry after the Effective Date. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date.

The consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. Interim results are not necessarily indicative of results for a full year.


NOTE B -- NET INVESTMENT IN SALES-TYPE LEASES The Company is the lessor of security devices under agreements expiring in various years through 2002. The net investment in sales-type leases consists of:

                                                               MARCH 31, 1998         DECEMBER 31, 1997
                                                               --------------         -----------------
                                                                             (in thousands)
Minimum lease payments receivable                               $   1,512                 $   1,713
Allowance for uncollectible minimum lease payments                    (76)                      (86)
Unearned income                                                      (160)                     (195)
Unguaranteed residual value                                            29                        29
                                                                 ---------                 ---------
Net investment                                                      1,305                     1,461
Less current portion                                                  587                       613
                                                                 ---------                 ---------
Non-current portion                                              $    718                  $    848
                                                                 =========                 =========


NOTE C -- INVENTORIES Inventories consist of the following:

                                                               MARCH 31, 1998         DECEMBER 31, 1997
                                                               --------------         -----------------
                                                                             (in thousands)

Raw materials                                                   $   3,281                 $   2,662
Work-in-process                                                     3,180                     3,765
Finished goods                                                      2,004                     1,870
                                                                 ---------                 ---------
                                                                $   8,465                 $   8,297
                                                                 =========                 =========

Reserves for excess and obsolete inventory totaled $1,295,000 and $1,246,000 as of March 31, 1998 and December 31, 1997, respectively and have been included as a component of the above amounts.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998


NOTE D  --  SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase $2 million of products from Knogo N.A. per quarter through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $767,000 and $774,000 in the quarters ended March 31, 1998 and 1997, respectively. In the first quarter of 1997, Sensormatic did not meet its minimum order amounts in accordance with the terms of the supply agreement and, accordingly, the Company recorded in revenues an amount of $502,000 representing the cumulative profits on the shortfall payable to the Company pursuant to the agreement. Included in accounts receivable as of March 31, 1998 and December 31, 1997 are amounts due from Sensormatic of $646,000 and $492,000, respectively.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Consolidated revenues were 2% higher in the first quarter ended March 31, 1998 than in the quarter ended March 31, 1997. Revenues from third party customers, other than Sensormatic, in the current periods were $4,431,000 or 85% of total revenues, as compared to $3,827,000 or 75% of total revenues in the prior year period. These amounts represent a 16% increase over the first quarter in the previous year. The increase is primarily due to higher sales in the CCTV product lines, including the SentryVision(R) traveling CCTV surveillance system, which was partially offset by lower retail and library EAS sales. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins (See Note D). Sales to Sensormatic were $767,000 and $774,000 in the quarters ended March 31, 1998 and 1997, respectively. Revenues in the first quarter of 1997 also included $502,000 representing the cumulative profits on the shortfall of minimum orders payable to the Company in accordance with the terms of the supply agreement.

Cost of sales were 55% of total revenues in the three months ended March 31, 1998 compared to 49% in the same period in the previous year. Approximately 5% of this increase is attributable to the amount of cumulative profits on the minimum order shortfall under the supply agreement included in revenues in the first quarter of 1997, which has no corresponding cost of sales. The 1998 cost of sales percentage was also negatively impacted by a greater mix of distributed CCTV products sold. These products are not produced by the Company and therefore carry lower margins than the traditional CCTV and SentryVision(R) systems the Company currently manufactures. This was offset, in part, by higher fixed cost absorption due to higher production levels during the quarter in the Company's manufacturing facility.

Customer service expenses were 66% higher in the first quarter of 1998 than in the first quarter of 1997, but was about the same level as in the fourth quarter of 1997. The higher costs were associated with the number of customer service technicians and installers retained in anticipation of releases from the Company's substantial backlog of orders.

Selling, general and administrative expenses remained approximately the same in both amount and percentage of total revenues. Current period increases in amortization of goodwill and intangibles and warranty costs were offset partially by lower sales promotional expenses and the result of ongoing cost control measures.

The decrease in research and development costs in the first quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 is a result of a reduction in staff levels and prototype costs associated with the completion of certain EAS related projects.

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

The Company had net interest expense in the current year period as compared to net interest income in the 1997 period. Interest income was $11,000 in the first quarter of 1998 as compared to $75,000 in the same period of 1997 due to lower amounts of temporary investments. Interest expense was $109,000 in the three month period ended March 31, 1998 as compared to $21,000 in the same period of 1997. The increase is primarily due to borrowings under the Company's revolving credit agreement which became effective during the first quarter of 1998.

Sentry's income taxes in both periods represent provisions on the cumulative earnings of the Puerto Rico manufacturing operations which cannot be offset by operating losses of other subsidiaries.

As a result of the foregoing, Sentry had a net loss of $1,947,000 in the quarter ended March 31, 1998 as compared to a net loss of $14,280,000 in the quarter ended March 31, 1997.

Preferred stock dividends of $306,000 have been accrued in the first quarter of 1998. This amount will be paid-in-kind as of February 12, 1999.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


FINANCIAL CONDITION AS OF MARCH 31, 1998

During the quarter the Company funded its operations and capital expenditures through borrowings under its revolving credit facility and use of existing cash.

The Company believes the liquidity provided by future operations, existing cash and financing arrangements should be sufficient to meet the Company's capital requirements for the next twelve months.


PART II  -  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits:
               27.     Financial Data Schedule (For SEC use only)

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SENTRY TECHNOLOGY CORPORATION

 Date: May 14, 1998                     By: /S/ PETER J. MUNDY
                                            ------------------
                                           Peter J. Mundy, Vice President -
                                           Finance and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)