Form 10-Q
period 1998-06-30
SENTRY TECHNOLOGY CORP
filed 1998-08-07
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


Commission File Number     1-12727


                          SENTRY TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter )


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


     _____________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____


Number of shares outstanding of issuer's common stock as of August 7, 1998 was 9,750,760.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX

                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets --
              June 30, 1998 and December 31, 1997                          3

              Condensed Consolidated Statements of Operations --
              Three Months Ended June 30, 1998 and 1997
              and Six Months Ended June 30, 1998 and 1997                  4

              Condensed Consolidated Statements of Cash Flows --
              Six Months Ended June 30, 1998 and 1997                      5

              Notes to Condensed Consolidated Financial
              Statements -- June 30, 1998                                6 - 7


Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition              8 - 9


PART II.   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             9


Signatures                                                                 9


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                      June 30,            December 31,
                                                                       1998                  1997

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                      $ 1,451              $ 2,146
      Accounts receivable, less allowance for doubtful
         accounts of $725 and $752, respectively                       7,184                6,323
      Net investment in sales-type leases -
         current portion                                                 561                  613
      Inventories                                                      8,185                8,297
      Prepaid expenses and other current assets                          504                  387
                                                                 ------------            ------------
               Total current assets                                   17,885               17,766

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                601                  848
SECURITY DEVICES ON LEASE, net                                           144                  151
PROPERTY, PLANT AND EQUIPMENT, net                                     6,548                6,948
GOODWILL AND OTHER INTANGIBLES, net                                    9,010                9,796
OTHER ASSETS                                                             344                  428
                                                                   ---------             --------

                                                                   $  34,532            $  35,937
                                                                   =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Short-term borrowings                                        $   1,901            $     ---
      Accounts payable                                                 1,072                1,982
      Accrued liabilities                                              2,734                2,730
      Obligations under capital leases -
         current portion                                                 178                  218
      Deferred income                                                    447                  421
                                                                   ---------            ---------
               Total current liabilities                               6,332                5,351

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                              3,180                3,095
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             412                  445
                                                                  ----------            ---------
               Total liabilities                                       9,924                8,891

REDEEMABLE CUMULATIVE PREFERRED STOCK                                 25,877               25,254

COMMON SHAREHOLDERS' EQUITY
      Common stock                                                        10                   10
      Additional paid-in capital                                      16,162               16,785
      Accumulated deficit                                            (17,441)              (15,003)
                                                                    ---------            ---------
                                                                      (1,269)               1,792
                                                                    ---------            ---------

                                                                   $  34,532             $  35,937
                                                                   =========             =========



See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                 Three Months Ended                      Six Months Ended
                                                      JUNE 30,                                JUNE 30,
                                              1998              1997                   1998            1997


REVENUES                                   $   7,199         $   5,622             $  12,397        $  10,725

COSTS AND EXPENSES:
Cost of sales                                  3,155             3,140                 5,990            5,639
Customer service expenses                      1,649             1,112                 3,036            1,949
Selling, general and
   administrative expenses                     2,443             2,201                 4,911            4,636
Research and development                         330               419                   666              849
Interest (income) expense, net                   113                77                   211               23
Purchased in-process
   research and development                      ---               ---                  ---            13,200

                                            ---------         ---------             ---------        ---------


                                               7,690             6,949                14,814           26,296
                                            ---------         ---------             ---------        ---------

OPERATING LOSS                                  (491)           (1,327)               (2,417)         (15,571)

INCOME TAXES                                     ---                36                    21              72
                                            ---------         ---------             ---------        ---------

NET LOSS                                        (491)           (1,363)               (2,438)         (15,643)

PREFERRED STOCK DIVIDENDS                        317               457                   623              457
                                            ---------         ---------             ---------        ---------

NET LOSS ATTRIBUTED
   TO COMMON SHAREHOLDERS             $         (808)        $  (1,820)            $  (3,061)       $ (16,100)
                                      ==============         =========             =========        =========

NET LOSS PER SHARE
      Basic                             $       (.08)        $    (.19)            $    (.31)       $   (1.89)
                                      ==============         =========             =========        =========
      Diluted                           $       (.08)        $    (.19)            $    (.31)       $   (1.89)
                                      ==============         =========             =========        =========

WEIGHTED AVERAGE
   COMMON SHARES
      Basic                                    9,751             9,672                 9,751            8,501
                                           =========         =========             =========        =========
      Diluted                                  9,751             9,672                 9,751            8,501
                                           =========         =========             =========        =========




See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                 Six Months Ended
                                                                                      JUNE 30,
                                                                              1998              1997


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $ (2,438)          $(15,643)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
         Write-off of purchased in-process research
            and development                                                     ---             13,200
         Depreciation and amortization of security
            devices and property, plant and equipment                           590                631
         Amortization of goodwill and intangibles                               793                674
         Provision for bad debts                                                  7                 43
      Changes in operating assets and liabilities,
         net of effects of business acquired:
         Accounts receivable                                                   (868)             1,357
         Net investment in sales-type leases                                    299                903
         Inventories                                                            112               (452)
         Accounts payable                                                      (910)            (1,391)
         Accrued liabilities                                                      4             (2,391)
         Other, net                                                             (40)               218
                                                                           ---------           ---------

               Net cash used in operating activities                         (2,451)            (2,851)
                                                                             ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                            (16)              (122)
      Security devices on lease                                                 (29)                26
      Intangibles                                                                (7)                ---
                                                                           ---------            ---------

               Net cash used in investing activities                            (52)               (96)
                                                                                ---                ---

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings, net                                  1,901                ---
      Repayment of acquired debt                                                ---             (2,166)
      Repayment of obligations under capital leases                             (93)              (253)
      Exercise of stock options and warrants                                    ---                138
                                                                           ---------          ---------

               Net cash provided by (used in) financing activities            1,808             (2,281)
                                                                              -----             ------

DECREASE IN CASH                                                               (695)            (5,228)

CASH, at beginning of period                                                  2,146              7,658
                                                                           ---------          ---------
CASH, at end of period                                                    $   1,451          $   2,430
                                                                           =========          =========



See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


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


NOTE B -- NET INVESTMENT IN SALES-TYPE LEASES The Company is the lessor of security devices under agreements expiring in various years through 2002. The net investment in sales-type leases consists of:



                                                            JUNE 30, 1998               DECEMBER 31, 1997
                                                            -------------               -----------------
                                                                           (in thousands)

Minimum lease payments receivable                           $   1,337                   $   1,713
Allowance for uncollectible minimum lease payments                (67)                        (86)
Unearned income                                                  (135)                       (195)
Unguaranteed residual value                                        27                          29
                                                              ---------                  ---------
Net investment                                                  1,162                       1,461
Less current portion                                              561                         613
                                                              ---------                  ---------
Non-current portion                                         $     601                   $     848
                                                              =========                   =========


NOTE C -- INVENTORIES Inventories consist of the following:



                                                            JUNE 30, 1998               DECEMBER 31, 1997
                                                            -------------               -----------------
                                                                           (in thousands)

Raw materials                                            $       3,483                   $  2,662
Work-in-process                                                  2,675                      3,765
Finished goods                                                   2,027                      1,870
                                                             ---------                  ---------
                                                             $   8,185                   $  8,297
                                                             =========                  =========

Reserves for excess and obsolete inventory totaled $1,351,000 and $1,246,000 as of June 30, 1998 and December 31, 1997, respectively and have been included as a component of the above amounts.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


NOTE D  --  SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase $2 million of products from Knogo N.A. per quarter through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $531,000 and $529,000 in the quarters ended June 30, 1998 and 1997 and $1,298,000 and $1,303,000 in the six month periods ended June 30, 1998 and 1997, respectively. In the first quarter and first six months of 1997, Sensormatic did not meet its minimum order amounts in accordance with the terms of the supply agreement and, accordingly, the Company recorded in revenues amounts of $674,000 and $1,176,000 representing the cumulative profits on the shortfall payable to the Company pursuant to the agreement. Included in accounts receivable as of June 30, 1998 and December 31, 1997 are amounts due from Sensormatic of $312,000 and $492,000, respectively.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Consolidated revenues were 28% and 16% higher in the second quarter and six month period ended June 30, 1998 than in the quarter and six month period ended June 30, 1997. Revenues from third party customers, other than Sensormatic, in the current periods were $6,668,000 and $11,099,000 or 93% and 90% of total revenues as compared to $4,419,000 and $8,246,000 or 79% and 77% of total revenues in the prior year periods. The backlog of unfilled orders expected to be delivered within the next twelve months was $8.5 million at June 30, 1998 as compared to $3.5 million at June 30, 1997.

The increase in revenues in both the quarter and six months ended June 30, 1998 is attributable to higher sales in the CCTV product lines, including SentryVision(R) traveling CCTV surveillance system, which grew at rates of 150% and 165% over the sales in the prior year periods, respectively. A SentryVision(R) sale to a multi-level parking garage accounted for $1,170,000 in June 1998. Electronic Article Surveillance (EAS) system sales remained relatively unchanged from the second quarter, but were 17% lower in the first six months of 1998 over the comparable period in the prior year. Sales of 3M library systems were 42% and 33% lower in the second quarter and first six months of 1998 as compared to the prior year periods.

Although the supply agreement expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins (See Note
D). Sales to Sensormatic in the quarter and six month period ended June 30, 1998 were $531,000 and $1,298,000 as compared to $529,000 and $1,303,000 in the prior year periods. Revenues in the second quarter and first half of 1997 also included $674,000 and $1,176,000, respectively, representing the cumulative profits on the shortfall of minimum orders payable to the Company in accordance with the supply agreement.

Service and other revenues increased by $209,000 and $183,000 second quarter and first six months of 1998 over the same periods in the prior year primarily as a result of increased SentryVision(R) maintenance contracts.

Cost of sales were 44% and 48% of total revenue in the three and six months ended June 30, 1998 compared to 56% and 53% in the same periods in the previous year. The reduction in percentages in the current periods is primarily attributable to better product sourcing and engineering improvements in the CCTV and SentryVision(R) product lines and higher fixed cost absorption due to higher production levels in the Company's manufacturing facility.

Customer service expenses were higher in both the second quarter and first six months of 1998 as compared to both the second quarter and first six months of 1997 due to a higher number of customer service representatives required to install and maintain the increasing CCTV and SentryVision(R) customer base.

Selling, general and administrative expenses decreased to 34% and 40% of revenues in the second quarter and first six months of 1998 as compared to 39% and 43% in the same periods in 1997. The increase in the amounts in the current periods related to higher warranty costs and amortization of patents and goodwill and were partially offset by lower sales promotional expenses.

The 21% decrease in research and development costs in the second quarter and 22% decrease in the first six months ended June 30, 1998 compared to the same periods ended June 30, 1997 is a result of a reduction in staff levels and prototype costs associated with the completion of certain EAS related projects.

At the consummation of the merger in the first quarter of 1997, Sentry recorded for that period a non-recurring charge of $13,200,000 relating to purchased in-process research and development. The amount was based on the purchase price allocation and a valuation of existing technology and technology in-process. The charge for in-process research and development equaled its estimated current fair value based on risk adjusted cash flows of specifically identified technologies for which the technological feasibility has not been established and alternative future uses do not exist.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


Net interest expenses for the second quarter and first six months of 1998 increased by $36,000 and $188,000, respectively, over the same periods of 1997. This increase is due to borrowings under the Company's revolving credit agreement which became effective during the first quarter of 1998.

Sentry has not provided for income taxes in the second quarter of 1998 due to the net loss. Income taxes in the first quarter of 1998 and both periods presented in 1997 represent provisions on the cumulative earnings of the Puerto Rico manufacturing operations which cannot be offset by operating losses of other subsidiaries.

As a result of the foregoing, Sentry had a net loss of $491,000 and $2,438,000 in the quarter and six months ended June 30, 1998 as compared to a net loss of $1,363,000 and 15,643,000 in the quarter and six months ended June 30, 1997.

Preferred stock dividends of $317,000 and $623,000 have been accrued in the second quarter and first six months of 1998 as compared to $457,000 in the second quarter and first six months of 1997. These amounts will be paid-in-kind as of February 12, 1999.


FINANCIAL CONDITION AS OF JUNE 30, 1998

During the quarter the Company funded its operations and capital expenditures through borrowings under its revolving credit facility and use of existing cash.

The Company believes the liquidity provided by future operations, existing cash and financing arrangements will be sufficient to meet the Company's capital requirements for the next twelve months.


PART II  -  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits:
               10.12  First Amendment and Waiver to the Loan and
                      Security Agreement Between the Company and General Electric Capital Corporation Dated June 30, 1998
               27.    Financial Data Schedule (For SEC use only)

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SENTRY TECHNOLOGY CORPORATION


  Date: AUGUST 7, 1998                  By: /S/  PETER J. MUNDY
                                            Peter J. Mundy, Vice President -
                                            Finance and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)