Form 10-Q
period 1998-09-30
SENTRY TECHNOLOGY CORP
filed 1998-11-06
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

Yes  X               No


Number of shares outstanding of issuer's common stock as of November 6, 1998 was 9,750,760.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX


                                                                  PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets --
          September 30, 1998 and December 31, 1997                   3

          Condensed Consolidated Statements of Operations --
          Three Months Ended September 30, 1998 and 1997
          and Nine Months Ended September 30, 1998 and 1997          4

          Condensed Consolidated Statements of Cash Flows --
          Nine Months Ended September 30, 1998 and 1997              5

          Notes to Condensed Consolidated Financial
          Statements -- September 30, 1998                         6 - 7


Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition            7 - 9



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                          9


Signatures                                                           9

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                        September 30,           December 31,
                                                                            1998                     1997

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                         $   1,300                 $   2,146
      Accounts receivable, less allowance for doubtful
         accounts of $691 and $752, respectively                            9,052                     6,323
      Net investment in sales-type leases -
         current portion                                                      547                       613
      Inventories                                                           8,298                     8,297
      Prepaid expenses and other current assets                               483                       387
                                                                         --------                 ----------
               Total current assets                                        19,680                    17,766

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                     508                       848
SECURITY DEVICES ON LEASE, net                                                116                       151
PROPERTY, PLANT AND EQUIPMENT, net                                          6,443                     6,948
GOODWILL AND OTHER INTANGIBLES, net                                         8,623                     9,796
OTHER ASSETS                                                                  267                       428
                                                                        ---------                 ---------
                                                                        $  35,637                 $  35,937
                                                                        =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Short-term borrowings                                             $   2,459                 $     ---
      Accounts payable                                                      1,823                     1,982
      Accrued liabilities                                                   3,157                     2,730
      Obligations under capital leases -
         current portion                                                      203                       218
      Deferred income                                                         359                       421
                                                                        ---------                 ---------
               Total current liabilities                                    8,001                     5,351

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                                   3,107                     3,095
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                  405                       445
                                                                        ---------                 ---------
               Total liabilities                                           11,513                     8,891

REDEEMABLE CUMULATIVE PREFERRED STOCK                                      26,197                    25,254

COMMON SHAREHOLDERS' EQUITY
      Common stock                                                             10                        10
      Additional paid-in capital                                           15,842                    16,785
      Accumulated deficit                                                 (17,925)                  (15,003)
                                                                        ---------                 ---------
                                                                           (2,073)                    1,792
                                                                        ---------                 ---------
                                                                        $  35,637                 $  35,937
                                                                        =========                 =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                 Three Months Ended                      Nine Months Ended
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                               1998             1997                  1998               1997
                                               ----             ----                  ----               ----
REVENUES                                    $   8,100         $   6,435             $  20,497        $  17,160

COSTS AND EXPENSES:
Cost of sales                                   4,001             3,397                 9,991            9,036
Customer service expenses                       1,637             1,415                 4,673            3,364
Selling, general and
   administrative expenses                      2,461             2,395                 7,372            7,031
Research and development                          343               405                 1,009            1,254
Interest expense, net                             141                78                   352              101
Purchased in-process
   research and development                       ---               ---                   ---           13,200
                                          ------------      ----------------      -----------        ----------
                                                8,583             7,690                23,397           33,986
                                            ---------         ---------             ---------        ---------

OPERATING LOSS                                   (483)           (1,255)               (2,900)         (16,826)

INCOME TAXES                                      ---                36                    21              108
                                            ---------         ---------             ---------        ---------

NET LOSS                                         (483)           (1,291)               (2,921)         (16,934)

PREFERRED STOCK DIVIDENDS                         320               305                   943              762
                                            ---------         ---------             ---------         ---------
NET LOSS ATTRIBUTED
   TO COMMON SHAREHOLDERS                 $      (803)        $  (1,596)            $  (3,864)        $(17,696)
                                            ==========         =========            =========          ========

NET LOSS PER SHARE
      Basic                               $      (.08)        $    (.16)            $    (.40)        $  (1.99)
                                            ==========         =========            =========          ========
      Diluted                             $      (.08)        $    (.16)            $    (.40)        $  (1.99)
                                            ==========         =========            =========          ========

WEIGHTED AVERAGE
   COMMON SHARES
      Basic                                     9,751             9,706                 9,751            8,903
                                            =========         =========             =========        =========
      Diluted                                   9,751             9,706                 9,751            8,903
                                            =========         =========             =========        =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)



                                                                               Nine Months Ended
                                                                                 SEPTEMBER 30,
                                                                              1998           1997


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                             $ (2,921)       $(16,934)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
         Write-off of purchased in-process research
            and development                                                     ---          13,200
         Depreciation and amortization of security
            devices and property, plant and equipment                           867             899
         Amortization of goodwill and other intangibles                       1,190           1,075
         Provision for bad debts                                                 15              30
      Changes in operating assets and liabilities,
         net of effects of business acquired:
         Accounts receivable                                                 (2,744)            779
         Net investment in sales-type leases                                    406           1,066
         Inventories                                                             (1)           (583)
         Accounts payable                                                      (159)         (1,266)
         Accrued liabilities                                                    427          (2,342)
         Other, net                                                             (55)            625
                                                                           ---------        ---------
               Net cash used in operating activities                         (2,975)         (3,451)
                                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net                           (175)           (169)
      Security devices on lease                                                 (14)             20
                                                                           ---------        ---------
               Net cash used in investing activities                           (189)           (149)
                                                                           ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings, net                                  2,459              ---
      Repayment of acquired debt                                                ---          (2,166)
      Repayment of obligations under capital leases                            (141)           (337)
      Exercise of stock options and warrants                                    ---             138
      Other                                                                     ---              83
                                                                           ---------        ---------
               Net cash provided by (used in) financing activities            2,318          (2,282)
                                                                           ---------        ---------

DECREASE IN CASH                                                               (846)         (5,882)

CASH, at beginning of period                                                  2,146           7,658
                                                                           ---------        ---------
CASH, at end of period                                                    $   1,300       $   1,776
                                                                           =========        =========


See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


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


NOTE B -- NET INVESTMENT IN SALES-TYPE LEASES The Company is the lessor of security devices under agreements expiring in various years through 2002. The net investment in sales-type leases consists of:


                                                                           SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                                        (in thousands)

Minimum lease payments receivable                                          $   1,210                 $   1,713
Allowance for uncollectible minimum lease payments                               (61)                      (86)
Unearned income                                                                 (118)                     (195)
Unguaranteed residual value                                                       24                        29
                                                                           ---------                 ---------
Net investment                                                                 1,055                     1,461
Less current portion                                                             547                       613
                                                                           ---------                 ---------
Non-current portion                                                        $     508                 $     848
                                                                           =========                 =========

NOTE C -- INVENTORIES Inventories consist of the following:

                                                                           SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                                        (in thousands)
Raw materials                                                            $     3,147                    $2,662
Work-in-process                                                                2,933                     3,765
Finished goods                                                                 2,218                     1,870
                                                                           ---------                 ---------
                                                                           $   8,298                 $   8,297
                                                                           =========                 =========

Reserves for excess and obsolete inventory totaled $1,342,000 and $1,246,000 as of September 30, 1998 and December 31, 1997, respectively and have been included as a component of the above amounts.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER  30, 1998


NOTE D  --  SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase $2 million of products from Knogo N.A. per quarter through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $116,000 and $518,000 in the quarters ended September 30, 1998 and 1997 and $1,414,000 and $1,821,000 in the nine month periods ended September 30, 1998 and 1997, respectively. In the first six months of 1997, Sensormatic did not meet its minimum order amounts in accordance with the terms of the supply agreement and, accordingly, the Company recorded in revenues an amount of $1,176,000 representing the cumulative profits on the shortfall payable to the Company pursuant to the agreement. Included in accounts receivable as of September 30, 1998 and December 31, 1997 are amounts due from Sensormatic of $112,000 and $492,000, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Consolidated revenues were 26% and 19% higher in the third quarter and nine month period ended September 30, 1998 than in the quarter and nine month period ended September 30, 1997. Revenues from third party customers, other than Sensormatic, in the current periods were $7,984,000 and $19,083,000 or 99% and 93% of total revenues as compared to $5,917,000 and $14,163,000 or 92% and 83% of total revenues in the prior year periods. The backlog of unfilled orders expected to be delivered within the next twelve months was $6.4 million at September 30, 1998 as compared to $4.4 million at September 30, 1997.

The increase in revenues in both the quarter and nine months ended September 30, 1998 is attributable to higher sales in the CCTV product lines, including SentryVision(R) traveling CCTV surveillance system, which grew at rates of 57% and 105% over the sales in the prior year periods, respectively. Electronic Article Surveillance (EAS) system sales in the third quarter of 1998 increased by 42% over the third quarter of 1997, but remained relatively unchanged in the first nine months of 1998 over the comparable period in the prior year. Sales of 3M library systems were 28% and 32% lower in the third quarter and first nine months of 1998 as compared to the prior year periods.

Although the supply agreement expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins (See Note
D). Sales to Sensormatic in the quarter and nine month period ended September 30, 1998 were $116,000 and $1,414,000 as compared to $518,000 and $1,821,000 in the prior year periods. Revenues in the first nine months of 1997 also included $1,176,000, representing the cumulative profits on the shortfall of minimum orders payable to the Company in accordance with the supply agreement.

Service and other revenues decreased by $204,000 and $21,000 in the third quarter and first nine months of 1998 over the same periods in the prior year primarily as a result of lower lease rental income and contracted engineering fees.

Cost of sales were 49% of total revenue in both the three and nine months ended September 30, 1998 compared to 53% in the same periods in the previous year. The reduction in percentages in the current periods is primarily attributable to better product sourcing and engineering improvements in the CCTV and SentryVision(R) product lines and higher fixed cost absorption due to higher production levels in the Company's manufacturing facility in the first half of 1998.

Customer service expenses were higher in both the third quarter and first nine months of 1998 as compared to both the third quarter and first nine months of 1997 due to a higher number of customer service representatives required to install and maintain the increasing CCTV and SentryVision(R) customer base.

Selling, general and administrative expenses decreased to 30% and 36% of revenues in the third quarter and first nine months of 1998 as compared to 37% and 41% in the same periods in 1997. The increase in current spending in the quarterly periods presented is primarily due to higher consulting and financing costs while the increase in the cumulative nine month periods is primarily due to higher warranty provisions, goodwill and patent amortization and consulting fees. These amounts were offset by lower sales promotion costs in both current periods presented.

The 15% decrease in research and development costs in the third quarter and 20% decrease in the first nine months ended September 30, 1998 compared to the same periods ended September 30, 1997 is a result of a reduction in staff levels and prototype costs associated with the completion of certain EAS related projects.

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

Net interest expenses for the third quarter and first nine months of 1998 increased by $63,000 and $251,000, respectively, over the same periods of 1997. This increase is due to borrowings under the Company's revolving credit agreement which became effective during the first quarter of 1998.

Sentry has not provided for income taxes in the third quarter of 1998 due to the net loss. Income taxes in the first quarter of 1998 and both periods presented in 1997 represent provisions on the cumulative earnings of the Puerto Rico manufacturing operations which cannot be offset by operating losses of other subsidiaries.

As a result of the foregoing, Sentry had a net loss of $483,000 and $2,921,000 in the quarter and nine months ended September 30, 1998 as compared to a net loss of $1,291,000 and $16,934,000 in the quarter and nine months ended September 30, 1997.

Preferred stock dividends of $320,000 and $943,000 have been accrued in the third quarter and first nine months of 1998 as compared to $305,000 and $762,000 in the third quarter and first nine months of 1997. These amounts will be paid-in-kind as of February 12, 1999.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter the Company funded its operations and capital expenditures through borrowings under its revolving credit facility and use of existing cash.

The Company believes the liquidity provided by future operations, existing cash and financing arrangements will be sufficient to meet the Company's capital requirements for the next twelve months.

During 1998, Sentry embarked on a program to reduce operating and manufacturing costs through the consolidation of facilities company wide. The most significant portions of the program include the relocation of its CCTV design center from Illinois to its corporate headquarters in New York, which was completed in the second quarter, and the closing of its Puerto Rico manufacturing plant which will be completed by year end. The Puerto Rico facility was originally established in 1985 as a low cost operation for the labor intensive manufacturing of Knogo's worldwide supply of EAS tags and, in later years, detection systems. Primarily as a result of the acquisition by Sensormatic Electronics Corporation of Knogo's international EAS business, sales of EAS tags and systems declined resulting in excess capacity in the Puerto Rico plant. Additionally, technological advances made in the EAS products and in the CCTV products acquired in the merger with Video Sentry Corporation resulted in a lower labor content in all of the Company's manufactured products. The majority of the manufacturing operations currently performed in Puerto Rico will be transferred to available space in its New York distribution center. Based on current production levels, the consolidation of facilities will result in future annual savings in excess of $1 million through reductions in cost of sales and operating expenses. The New York facility will have more than sufficient production capacity to meet Sentry's projected future growth.

The overall costs of these facility consolidations have not been and are not expected to be material to the Company's operations. In addition, the Company anticipates recognizing a gain on the eventual sales of these facilities.

The Company's plan to become Year 2000 compliant is well underway with completion expected in the first quarter of 1999. All enterprise solution software with forward scheduling impact has now been made compliant. The cost of becoming compliant, which in total is not expected to exceed $100,000 and approximately $60,000 has been incurred in the first nine months of 1998, is included in normal operating expenses.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitations the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties as indicated from time to time in the Company's filings with the Securities and Exchange Commission.


PART II  -  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

      (a)      List of Exhibits:
               27.  Financial Data Schedule (For SEC use only)

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended September 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SENTRY TECHNOLOGY CORPORATION


Date: NOVEMBER 6, 1998                        By: /S/  PETER J. MUNDY
                                                  Peter J. Mundy, Vice
                                                  President - Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)