Form 10-K
period 1998-12-31
SENTRY TECHNOLOGY CORP
filed 1999-03-30
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

 /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/ / /

At March 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,447,000 based upon the closing price of such securities on the American Stock Exchange on that date. At March 29, 1999, the Registrant had outstanding 9,750,760 shares of Common Stock and 5,333,334 shares of Class A Preferred Stock.

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

          Knogo is engaged in the design, manufacture, sale, installation and servicing of a complete line of electronic article surveillance ("EAS") equipment. Knogo was incorporated in Delaware in October 1996, while its corporate predecessors had been in business for over 30 years prior thereto. Knogo's immediate predecessor, also named Knogo North America, Inc. (the "Knogo Predecessor") was created in connection with an Amended and Restated Agreement and Plan of Merger (the "Sensormatic Merger Agreement"), dated as of August 14, 1994, among Sensormatic Electronics Corporation ("Sensormatic"), Knogo Corporation ("Old Knogo") and the Knogo Predecessor. Pursuant to the Sensormatic Merger Agreement, Old Knogo merged with and into Sensormatic on December 29, 1994 (the "Sensormatic Merger"). Immediately prior to the Sensormatic Merger, Old Knogo contributed to the Knogo Predecessor all of Old Knogo's operations in the United States, Canada and Puerto Rico and distributed all of the stock of the Knogo Predecessor to the former shareholders of Old Knogo (the "Spinoff"). At the time of the Spinoff, the Knogo Predecessor changed its fiscal year end from February 28 to December 31.

The SentryVision(r) System

          Video's proprietary CCTV system, called SentryVision(r), is well suited for loss prevention surveillance in retail stores and distribution centers as well as security surveillance for monitoring and deterring illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. The SentryVision(r) system may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 1998, 992 SentryVision(r) systems had been installed in approximately 396 customer locations in North America. Current customers include Lowe's Home Centers, Target Stores, Eckerd Corporation, Mills Fleet Farm, Winn Dixie, Federal Express, UPS, J.C. Penney, Canadian Tire, Estee Lauder, Kohl's Department Stores, Disney Direct Marketing and Duke University. The Company believes that, by expanding surveillance coverage, the SentryVision(r) systems have enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Video's customers to date, the Company believes the SentryVision(r) system is a cost-effective solution which can improve the operations of its customers.

          The SentryVision(r) system consists of a camera carriage unit, a continuous track with a tinted enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries two pan/tilt/zoom CCTV cameras, electronic transmission components and motor drives. The carriage track and enclosure are designed to custom lengths for more complete viewing. Using Video's patented transmission technology, the carriage unit transmits video and control signals from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as videocassette recorders, alarm inputs, fixed cameras, PTZ dome cameras, switches/multiplexers, voice intercom systems and panic buttons.

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

          Video sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, the Company has identified a number of specific market segments for which the SentryVision(r) systems are well suited for loss prevention surveillance, including home centers, mass merchandise chains, supermarkets, hypermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers.

          The SentryVision(r) system is typically installed in retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Video specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with the SentryVision(r) system. The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting or employee theft. The SentryVision(r) system is installed near the ceiling along the rows of cash registers and between the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Video's current installations indicate significant improvements in detecting shoplifting and employee theft. The SentryVision(r) system is generally sold in conjunction with conventional CCTV applications. A significant percentage of all SentryVision(r) customers incorporate conventional CCTV into their overall security solutions. Customers using the SentryVision(r) system have reported significant reductions in theft-related inventory shrinkage.

          * Retail Market Applications Home Centers. Video has installed 690 systems in 248 store locations for six customers in the home center segment of the retail market. In the past three years, the SentryVision(r) system has been installed in 239 locations for Lowe's Home Centers, a 500 store chain, and in 23 locations for Mills Fleet Farm, a 32 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage, with Lowe's Home Centers choosing to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system. Video received Security magazine's "Best" award for New Security Installation in June 1994 for its installation in the Mills Fleet Farm store in Brooklyn Park, Minnesota.

               According to industry publications, the home center market consists of approximately 2,300 companies operating over 7,000 stores in the United States, with the top ten companies operating over 2,500 stores. Typical systems for home center installations range in price from $30,000 for smaller stores to $150,000 for larger stores requiring more carriage runs to provide adequate coverage.

          * Mass Merchandise Chains. Video has installed 49 systems in 26 store locations for six customers in this segment, including Target Stores and TJ Maxx. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. According to industry publications, the mass merchandise market in the United States had approximately 140 companies operating over 10,000 store locations, with the top ten companies operating approximately 7,400 of these stores. Typical systems for mass merchandise stores range in price from $20,000 for smaller stores or target coverage areas to $130,000 for large systems.

          * Supermarkets. Video has installed 25 systems in 24 store locations for seven supermarket customers. The targeted coverage in most of these installations has been the entire retail space. The supermarket segment of the market is very fragmented in the United States. According to industry publications, approximately 2,000 companies operated nearly 34,000 stores, with over half of those companies having fewer than four stores. The top 25 companies operate about 40% of the total stores. Typical systems for supermarket installations range in price from $15,000 for smaller stores to $50,000 for larger stores.

          * Drug Stores. Video has installed 25 systems in 25 store locations for three drug store customers, including a major national drug store chain of approximately 1,750 stores. The targeted coverage area for these customers is the entire store. According to industry publications, the drug store market consisted of approximately 1,800 companies operating approximately 45,000 stores. Typical systems for the drug store market range in price from $15,000 for smaller stores to $50,000 for larger stores.

               Industrial Market Applications

          * Distribution Centers. Video also provides loss prevention surveillance for distribution centers and warehouses, and has installed 63 systems in 27 distribution centers for 21 different customers including Kohl's, Target Stores, Borders Group, Disney Direct Marketing and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision(r) system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision(r) system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs. Typical systems for distribution center installations range in price from $50,000 for a small system to over $200,000 for a large system.

          * Manufacturing and Transportation Facilities. So far SentryVision(r) use in factories has been limited but the benefits of continuous tracking of industrial operations and processes indicate future growth. Continued expansion of the SentryVision(r) dealer program will generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Recent installations include Federal Express and UPS. Typical systems for manufacturing and transportation facilities range in price from $40,000 for a small system to over $200,000 for a large system.

               Institutional Market Applications
          * Corrections, Parking and Government Institutions. The Company has installed 108 systems in three parking garages at Duke University's Medical Center with major benefits identified as savings in guard costs, vandalism, safety and theft. SentryVision(r) has been installed in correctional facilities in Texas, California, New Mexico and Illinois. Expansion of correctional applications is expected due to reported safety benefits of continuous coverage in dormitory, recreation and visitation areas. As successful installations take place, requests for proposals have increased. SentryVision(r) installations have also been completed in various government agencies including the Federal Reserve Bank, US Postal Service, US Immigration Service and the US Marine Corps.


Conventional CCTV System

          Conventional CCTV is cost effective in many applications and is the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, VCR's, monitors, switchers, multiplexers and controllers. As all of this equipment is manufactured for Video by outside vendors, the Company can provide its customers with state-of-the-art equipment for specific applications at favorable costs. The Company believes that, while less profitable than SentryVision(r) and traditional EAS products, the CCTV products complement the Company's other surveillance systems and provide retailers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when an alarm is triggered.

          Many companies have traditionally selected between conventional CCTV systems and SentryVision(r) systems for their security solutions. The Company has received indications that Lowe's Home Centers expects the bulk of its orders in 1999 to be for conventional CCTV systems.

          Remote video transmission and digital recording are other potential growth areas for Video. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and eliminating the videotape. Video markets the remote video transmission system with software developed by Prism Video, Inc., a third-party vendor.

          Video's customers include ten of the top 20 United States retailers. According to STORES magazine, the top 20 retailers have approximately 45,000 stores. The Company's strategy is to build upon Video's initial retail sales by implementing a direct sales program targeting the "Big Box" retail market, including the top 100 United States retailers.

          The Company continues to expand conventional CCTV installations in industrial and institutional facilities. During 1998, three express package companies became significant customers, Federal Express, United Parcel Service and Emery Air Freight. The use of CCTV surveillance continues to grow in both new and existing correctional facilities and Sentry now has CCTV installations in 7 state or county facilities.

          In 1998 The Company began a new program marketing CCTV to the school (K-12) market. Several successful installations were completed with reported benefits including decreased vandalism and improved safety. In schools, conventional CCTV is an extremely cost effective security option with Remote Video Transmission an attractive option for large school districts.

          The Company estimates the US retail CCTV market to be approximately $300 million per year. Comparable estimates for the institutional and industrial CCTV markets are $98 million and $193 million per year, respectively.

EAS Systems

          The EAS systems which Knogo manufactures are based upon three distinct technologies. One, the Swept Radio Frequency ("Knoscape RF(tm)") system, uses medium frequency transmissions in the two to nine megahertz range. Second, the Dual Radio Frequency ("Ranger (tm)") system, uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Micro-Magnetics ("Knoscape MM(tm)") system, uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz. Knogo also manufactures a non-electronic dye-stain pin ("KnoGlo(tm)"). Since 1996, Knogo has been an authorized distributor of the library security systems and related products of Minnesota Mining and Manufacturing Company ("3M").

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

          Knogo has also devoted resources to the development of its asset protection business in non-traditional areas, particularly in the area of manufactured hard goods such as printed circuit boards, computer processor and memory chips and related components. No significant revenue has been received to date in connection with this line of business.

          EAS systems consist of detection devices which are triggered when articles or persons tagged with wafers or tags pass through the detection device. The principal application of the Knoscape RF(tm) and Ranger(tm) systems is to detect and deter theft of soft goods such as clothing, while the Knoscape MM(tm) systems are primarily used to detect and deter the theft of hard goods including packaged goods, books and videos.

          At December 31, 1998, the approximate number of Knogo's EAS Systems sold or leased exceeded 24,300.

Swept and Dual Radio Frequency Detection Systems

          Knogo manufactures and distributes the Knoscape RF(tm) system, the principal application of which is to detect and deter shoplifting and employee theft of clothing in retail establishments. Knogo also manufactures and distributes the Ranger(tm) system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas which ordinarily would require multiple Knoscape RF(tm) systems for adequate protection. The Knoscape RF(tm) and Ranger(tm) systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling and mounted in or on the floor for a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags, containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF(tm) systems or installation of one or more Ranger (tm) systems, the Company's products have the ability to protect any size entrance or exit.

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

          Knoscape RF(tm) and Ranger (tm) systems generally have an economic useful life of six years (although many of Knogo's systems have been operating for longer periods), have a negligible false alarm rate and are adaptable to meet the diversified article surveillance needs of individual retailers.

Magnetic Detection Systems

          The primary application of Knoscape MM(tm) systems is to detect and deter theft in "hard goods" applications such as supermarkets, bookstores and in other specialty stores such as video, drug, liquor, shoe, record and sporting goods.

          Knoscape MM(tm) systems use detection monitors which are activated by electromagnetically sensitized strips. The MM targets are typically attached to the articles to be protected and are easily camouflaged on a wide array of products. The detection monitors used by the Knoscape MM(tm) systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced, making them suitable for a variety of retail applications. In addition, the MM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected, which the Company believes is a particularly desirable feature for use with items such as compact discs, CD-ROM's and videotapes, which may be "checked-out" and later returned. Accurate deactivation is also very important when the item to be protected is a personal accessory that will be carried by its owner from place to place, such as pocket books, pens, lipstick, shoes, camera film and cameras.

          The Knoscape MM(tm) system offers retailers several features not available in Knoscape RF(tm) and Ranger (tm) systems. Since the target is very small, relatively inexpensive and may be inserted at the point of manufacture or packaging, it provides retailers with a great deal of flexibility and is practical for permanent attachment to a wide variety of hard goods, especially low profit-margin products. The target can be automatically deactivated at check-out, eliminating the risk of triggering alarms when merchandise leaves the store and saving sales personnel valuable time. Since the targets can be incorporated directly into a price tag, they are convenient to use.

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

Bookings

          Of Sentry's bookings for the year ended December 31, 1998, approximately 18% were attributable to SentryVision(r), 28% to CCTV, 47% to EAS and 7% to 3M library security systems. For the year ended December 31, 1997, approximately 46% were attributable to SentryVision(r) (including several multi-year orders), 15% were attributable to CCTV, 30% to EAS, 9% to 3M library security systems. For the year ended December 31, 1996, approximately 23% were attributable to CCTV and 77% to EAS.

Major Customers

          Although the composition of the Company's largest customers has changed from year to year, a significant portion of the Company's revenues has been attributable to a limited number of major customers. Sales to Sensormatic accounted for 10% and 20% of total revenues in 1997 and 1996 respectively. In 1998 and 1997, Lowe's Home Centers accounted for 22% and 18%, respectively, of total sales. In 1996 Goody's Family Clothing accounted for 13%, of total revenues. No other customers accounted for more than 10% of the Company's sales during 1998, 1997 or 1996. While the Company believes that one or more major customers could account for a significant portion of the Company's sales for at least the next two years, the Company anticipates that its customer base will continue to expand and that in the future the Company will be less dependent on major customers.

Production

Video

          Video's manufacturing operations consist primarily of the assembly of its camera carriages and control units using materials and manufactured components purchased from third parties. Video is not dependent upon any particular supplier for these materials or components. Some parts are stock, "off-the-shelf" components, and other materials and system components are designed by Video and manufactured to Video's specifications. Final assembly operations are conducted at the Company's facilities in Hauppauge, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each system component undergoes a quality assurance check by Video prior to its shipment to an installation site. Video is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

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

Knogo

          Knogo produces at the Company's facilities in Hauppauge, New York, or purchases through suppliers, its Knoscape RF(tm), Ranger(tm), Knoscape MM(tm) and KnoGlo(tm), or their components. Production consists of assembling electronic and mechanical components and printed circuitry which Knogo purchases from various suppliers. Knogo's specially designed tools, plastic cases for the tags, and the target bands used in Knogo's system for patient and personnel control, are produced to Knogo's specifications by independent contractors using existing molds and tooling. Knogo is not dependent on any one supplier or group of suppliers of components for its systems. The Company's policy is to maintain Knogo's inventory at a level which is sufficient to meet projected demand for its products. The Company does not anticipate any difficulties in continuing to obtain suitable components for Knogo at competitive prices in sufficient quantities as and when needed.

          In October, 1998 the Company ceased manufacturing at its Cidra, Puerto Rico facility and consolidated all manufacturing and assembly at the Company's Hauppauge, New York facility. The Puerto Rico facility was sold in February 1999.

Marketing

          The Company markets its products for Video and Knogo, jointly, through the direct efforts of approximately 25 salespersons located in select metropolitan areas across the United States and Canada, as well as through a network of over 100 dealers/system integrators. Marketing efforts include participation in trade shows, advertising in trade publications, targeted direct mailings and telemarketing.

Video

          To date, virtually all SentryVision(r) and conventional CCTV Systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision(r) systems have been invoicing 50% of total cost upon shipment of the product and 50% on the completion of the installation.

          While most of the current SentryVision(r) and conventional CCTV sales have been made to home centers, retail chains and distribution centers, the Company's 1998 marketing plan for Video also emphasized correctional facilities, institutional and industrial prospects. These efforts resulted in SentryVision(r) or conventional CCTV installations in seven correctional facilities, five school districts and in multiple facilities for major express package delivery companies.

          Beginning in mid-1998, the Company began a program to market SentryVision(r) through qualified security dealers and integrators. Much of the industrial and institutional SentryVision(r)/CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, the Company is able to reach a far larger number of SentryVision(r) prospects and penetrate the market more rapidly. During the 2nd half of 1998, the program generated much interest through trade advertising, direct mail and trade show participation. By year end, a non-exclusive contractual relationship with over 100 security dealers was established. These and additional dealers are expected to generate significant SentryVision(r) installations in industrial and institutional facilities in 1999.

          In addition, the Company began to market SentryVision(r) internationally using independent distributors. The distribution agreements generally appoint a distributor for a specified term as the exclusive distributor for a specified territory. The agreements require the distributor to purchase a minimum dollar amount of the Company's product during the term of the agreement to retain exclusivity. The Company sells its products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 1998, the Company had signed distribution agreements for Canada, Brazil, UK, France, Switzerland, Spain, Portugal, South Africa and Korea.

          During 1998 Video placed in service 198 SentryVision(r) systems and 4,405 CCTV cameras and peripherals.

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

          During the year ended December 31, 1998, Knogo placed in service 439 Knoscape RF(tm), Ranger(tm), and Knoscape MM(tm) systems, compared to 600 systems in the prior year. The Company does not believe that the loss of any one EAS customer would have a material adverse effect on the Company's business.

          RF and Ranger systems will continue to be used by apparel and department stores due to wide exit areas and desire for deterrence of reusable hard tags. Both the Silver Cloud(tm) and Knoscape RF systems are universal in that they can detect both 2 MHZ hard tags and 8 MHZ labels. Supermarkets, bookstores, video stores and specialty stores remain good prospects for MM systems due to the small size and low cost of Micro-Magnetic strips. In 1999, Knoscape MM Systems will feature updated digital electronics. Knoscape MM Systems detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

          The library market continues to be a substantial market for magnetic technology. In March 1996, 3M and Knogo entered into a strategic alliance to provide universal asset protection to libraries across North America. The agreement, recently extended through March 2002, permits Knogo to act as a distributor of all of 3M's library products, including the 3M Tattle-Tape(tm) Security Strips, detection systems, 3M SelfCheck System hardware and software and other 3M library materials flow management products and accessories to public, academic and government libraries. In 1998, the Company designed and developed for 3M a new library specific magnetic EAS system which in turn will be added to this product listing. Under the agreement 3M provides service and installation for all new and existing Knogo library customers throughout North America.

          The Company markets EAS technology services to the computer industry through its patented SecureBoard(tm) process. The Company believes that the integration of Knogo's SecureBoard(tm) system into an overall loss prevention program in the computer industry would significantly curb thefts of PC boards, memory chips and other computer components. Using SecureBoard(tm) technology, licensed KNOGO ENABLED(tm) board manufacturers can embed EAS material into an internal layer of a printed circuit board, making SecureBoard(tm) the first EAS system to be compatible with high volume printed circuit board manufacturing processes. While marketing continues, no significant revenue was produced from this market to date.

Backlog

          The Company's backlog of orders was approximately $4.1 million at December 31, 1998 as compared with approximately $10.3 million at December 31, 1997. The decrease is due primarily to the timing of orders from the Company's major customers. The Company anticipates that substantially all of the backlog at the end of 1998 will be delivered during 1999. In the opinion of management, the amount of backlog is not indicative of intermediate or long-term trends in the Company's business.

Seasonal Aspects of the Business

          The Company's current customers are primarily dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. In the Company's experience, orders and installations are generally the lowest in the first quarter of each year.

Service

          Installation services are performed by both the Company's personnel and carefully screened and supervised subcontractors. Repair and maintenance services for Video and Knogo are performed primarily by the Company's personnel. All products sold or leased are covered either by a short warranty period or an extended warranty period. Generally, Video's products provide for a one-year warranty and Knogo's products for a 90-day warranty. After the warranty period, the Company offers to its customers the option of entering into a maintenance contract with the Company or paying for service on a per call basis.

          Throughout 1998, the Company's focus was on recruiting and training entry level installers for SentryVision(r) and CCTV. The plan was to strategically locate teams throughout North America for cost effective coverage. As the CCTV/SentryVision(r) business grew, Sentry was able to keep pace with the installation schedules. Hotel and meal costs for installation teams, however, began to quickly grow as the Company was successful in selling larger CCTV/SentryVision(r) projects for which installations lasted from a week to a month. To reduce the costs, some major installations were selectively sub-contracted to local contractors. This resulted in lower installation costs without a sacrifice in installation quality and cost versus employee labor.

          Sentry expects to support the growth of the CCTV/SentryVision(r) business in 1999 exclusively through the use of subcontractors, while maintaining only currently existing installation and service capabilities. This strategy should result in a substantial expense savings when compared to the cost of enlarging the Company's installation staff.

          Qualified supervisors will inspect subcontracted jobs and provide technical support as needed. In addition, these supervisors will provide training and support for the existing and additional domestic and international distributors and dealers.

          The use of subcontractors for installations is expected to grow in the years ahead. Sentry's employee base will become more technically skilled as the mechanical work diminishes. The Company will focus on EAS, SentryVision(r) and CCTV technical service and maintenance and subcontract installation. In this way, the Company retains its reputation of technical expertise within the industry.

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

          To the Company's knowledge, there are several other companies that market, directly or through distributors, traditional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic, Checkpoint Systems, Inc., Phillips, Inc., Pelco Manufacturing, Inc., and Ultrak, Inc. are the Company's principal competitors. Outside the US, the Company is aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B. and DETI in France and Moving Cameras Ltd. in the UK. Some of the Company's competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

          In connection with the Spinoff and Sensormatic Merger, Knogo agreed with Sensormatic that Knogo will not compete with Sensormatic in selling EAS and conventional CCTV products in areas outside of the United States, Canada and Puerto Rico through the period ending December 29, 1999. However, the agreement does not affect Sentry's ability to sell its SentryVision(r) system worldwide.

Patents and Other Intellectual Property

Video

          Video's core United States patent, which expires in 2011, covers the cable-free transmission of the video signal to and from the carriage. This technology prevents degradation of the video signal which can result from the movement of and prolonged friction caused by the carriage. A U.S. patent application was recorded in 1998 for improvements made to such technology. Video also has received a corresponding European patent and nine foreign country patents. The Company also has pending four patents for additional corresponding foreign patents. The Company intends to seek patent protection on specific aspects of the SentryVision(r) system, as well as for certain aspects of new systems which may be developed for Video. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Video.

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

Knogo

          Knogo has 25 United States and Canadian patents and three patent applications relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Knogo in its Knoscape RF(tm), Ranger(tm) and Knoscape MM(tm) systems, (ii) various specific improvements used in the Knoscape RF(tm), Ranger(tm) and Knoscape MM
(tm) systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Knogo's EAS systems. Although patent protection is advantageous to Knogo, the Company's management does not consider any single patent or patent license owned or held by Knogo to be material to its operations, but believes that Knogo's competitive position ultimately will depend on its experience, know-how and proprietary data, engineering, marketing and service capabilities and business reputation, all of which are outside the scope of patent protection.

          Sensormatic and Knogo license certain patent rights and technology of Old Knogo to each other, for use in their respective territories, pursuant to the License Agreement dated December 29, 1994, entered into in connection with the Sensormatic Merger. In addition, Sensormatic has rights to manufacture and sell SuperStrip within the United States, Canada and Puerto Rico. In 1998, the Company filed a first U.S. patent application for optically identifying counterfeit goods and a second U.S. patent application for confirming the authenticity of an article using a magnetic reader.

Research and Development

          At December 31, 1998, Sentry had 14 employees located in the United States engaged either full- or part-time in research and engineering and product development. The Company may from time to time retain consultants for specific project assistance. For the years ended December 31, 1998, 1997 and 1996, approximately $1,342,000, $1,658,000 and $1,686,000, respectively, was expended on Company-sponsored research.

Video

          During 1998, the majority of the Company's research and development expenditures were directed towards improving the reliability, performance, and manufacturability of the SentryVision(r) product.

          While continuing to support and upgrade the installed base of the current generation SentryVision(r) system and the previous generation systems, the Company recognized the need to develop newer versions of these systems which will offer substantial improvements in cost, performance, and ease of installation. A two phase approach to this goal has been implemented by the research and development group. The first, and more immediate of these two efforts was to build on the improvements already made to the current SentryVision(r) product while maintaining compatibility with the existing system. The second, a longer term project, is the development of a substantially new system which offers better performance and lower cost by exploiting PC control technologies and dramatic reduction in the size of the carriage and associated track. In 1998, the Company substantially completed the first of these projects, and made significant progress on the second.

Knogo

          The Company continued its research and development activities with respect to EAS products. In 1998, these included the development of a new Silver Cloud overhead system which detects all 8 MHz hard tags and disposable paper tags sold by the Company and others in the industry. In addition, continued improvements were made to the performance of Knoscape RF(tm) and Ranger(tm) systems.

          During 1998, Sentry designed and developed for 3M a new magnetic EAS library system which resulted in revenues to the Company of $1.2 million. It also completed its project for the development of a low-cost 8 MHz system for another third party for lower-tier retail environments.

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

Employees

          At December 31, 1998, the Company and its subsidiaries employed 216 full-time employees, of whom four were engaged in executive capacities, 21 in administrative and clerical capacities, 13 in engineering, research and development, 56 in production, 33 in marketing and sales and 89 in customer service. None of the Company's employees are employed pursuant to collective bargaining agreements. The Company believes that its relations with its employees are good.


Item 2. Properties.

          The Company's principal executive, sales and administrative offices, and its United States production, research and development and distribution facilities are located in Hauppauge, New York, in a 68,000 square foot facility leased by the Company. At December 31, 1998, the Company owned a 55,000 square foot manufacturing facility in Cidra, Puerto Rico and a one-story building consisting of approximately 6,000 square feet in Villa Park, Illinois. Both facilities were sold in February 1999. The former facilities of Video in Eden Prairie, Minnesota have been sublet through the period ending with the termination of the overlease on March 31, 1999.


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


Item 4. Submission of Matters to a Vote of Security Holders.

          During the fourth quarter of the fiscal year ended December 31, 1998, there were no matters submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                    PART II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

        (a)     Price Range of Common Stock.

          The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the American Stock Exchange composite tape.


                                            Stock Prices

                                  High           Low               Close
1998
        First Quarter             $2          $ 1 1/4               $ 1 1/4
        Second Quarter             1 1/2          7/8                 1 1/16
        Third Quarter              1 1/8          9/16                  13/16
        Fourth Quarter             1              1/2                   5/8


1999
        First Quarter
         (through March 29, 1999) $11/16         $5/16               $ 5/16

        (b)     Holders of Common Stock.

          The Common Stock began trading on the American Stock Exchange on February 13, 1997 under the symbol "SKV." Prior to such date, no public market for the Common Stock existed. As of March 29, 1999, the Company had 9,750,760 shares of Common Stock issued and outstanding, which were held by 264 holders of record and approximately 4,000 beneficial owners.

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

          Sentry is required to pay certain annual or semiannual dividends on the Class A Preferred Stock. Under the terms of the Company's loan agreement as presently in effect, no consent of the Company's commercial lender is required for such payment. However, based on current discussions with the Company's lender, cash dividends on the Class A Preferred Stock are expected to be restricted. The annual dividend rate on each share of the Class A Preferred Stock has been fixed at five percent (5%) of the $5.00 per share face value (the "Face Value") of such stock, payable as described below. The holders of shares of the Class A Preferred Stock are entitled to receive dividends on the following dates (each, a "dividend payment date"): February 12, 1998 and 1999, August 12, 1999 and 2000, February 12, 2000 and 2001; the 12 month period ending on each of the first two dividend payment dates is an "annual dividend period," the six month period ending on each of the next four dividend payment dates is a "semi-annual dividend period," and each such annual dividend period or semi-annual dividend period is a "dividend period." Dividends (whether or not declared) are payable in additional shares of the Class A Preferred Stock during the two annual dividend periods ending on the first two dividend payment dates subsequent to issuance of the Class A Preferred Stock, such that holders shall receive a dividend of 1/20th of a share of Class A Preferred Stock for each share of Class A Preferred Stock held. The last such dividend was paid on February 12, 1999. Beginning with the August 12, 1999 dividend, the holders of shares of the Class A Preferred Stock are entitled to receive, in preference to dividends on all classes of equity securities of Sentry to which the Class A Preferred Stock ranks prior (such securities, the "Junior Stock"), and whether or not declared, a dividend payable in cash, out of funds legally available for the payment of dividends, of $0.25 for each share of Class A Preferred Stock held, which dividend shall accrue semi-annually and be due in equal installments on each of the last four dividend payment dates. All dividends paid with respect to shares of the Class A Preferred Stock pursuant to this paragraph shall be paid pro rata to the holders entitled thereto.

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

          No cash dividends may be paid on any Junior Stock until all accumulated dividends on the Class A Preferred Stock shall have been paid. If the Sentry Board declares, and Sentry pays or sets funds apart for payment of, any dividend on any of the Junior Stock, the holders of the Class A Preferred Stock shall share equally, share and share alike, in the distribution of any and all dividends declared on such Junior Stock, provided that for this purpose each share of Class A Preferred Stock shall be treated as one share of such Junior Stock.

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

          Mandatory Redemption. On February 12, 2001 (the "Mandatory Redemption Date"), so long as any shares of the Class A Preferred Stock shall be outstanding, Sentry shall redeem any issued and outstanding Class A Preferred Stock at the then applicable Redemption Price, together with accrued and unpaid dividends, if any, thereon, for cash or Common Stock, at Sentry's option. If funds are not legally available for the payment of the Mandatory Redemption and the Company does not issue Common Stock to pay the Redemption Price, each outstanding share of Class A Preferred Stock shall automatically convert into a subordinated promissory note payable one year from the Mandatory Redemption Date and bearing interest at a rate of 6% per annum. The notes shall be subordinated to the prior payment in full of all senior indebtedness, as defined in the Certificate of Designation.

          For additional information with respect to the Class A Preferred Stock, see Note 1 to the Consolidated Financial Statements.

Item 6. Selected Financial Data


          The Company was incorporated in October 1996. However, information with respect to the results of operations of the Company in this Form 10-K is presented as if the Spinoff and Sensormatic Merger were consummated as of March 1, 1994. The table below sets forth selected consolidated historical financial data of the Company for the ten-month period ended December 31, 1994 and the years ended December 31, 1995, 1996, 1997 and 1998. This consolidated financial data includes certain assets and liabilities of Knogo, on a historical basis, relating to Knogo's operations in the United States, Canada and Puerto Rico prior to February 12, 1997 and include the results of operations of Video Sentry after that date. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


                                                    (Amounts in thousands except for per share data)
                                        Ten Months
                                          Ended                                     Year
                                        December 31,                           Ended December 31,
                                        1994               1995            1996      1997      1998

Summary of Operations Data:

  Sales, service, rentals and other     $13,724           $17,361         $18,612    $21,996    $26,364
  Sales to affiliates/Sensormatic         6,957            12,043           4,651      2,570      1,792
  Total revenues                         20,681            29,404          23,263     24,566     28,156
  Cost of sales                          10,041            14,425          11,935     12,882     14,412
  Customer service expenses               3,353             3,235           2,932      4,772      6,253
  Selling, general and administrative
     expenses                             9,548             8,235           7,345      9,629     10,118
 Gain on sale of assets                    -                  -             2,462         -          -
 Write-off of in-process research and
  development                              -                  -               -       13,200         -
 Income (loss) before income taxes       (2,858)            1,941           1,847    (17,743)    (4,483)
 Net income (loss)                       (2,833)            1,731           1,183    (17,917)    (4,504)
 Preferred stock dividends                 -                  -               -        1,067      1,263
 Net income (loss) available to
  common shareholders                    (2,823)            1,731           1,183    (18,984)    (5,767)
 Net income (loss) per common share:
             basic                          *                0.37            0.25      (2.08)     (0.59)
             diluted                        *                0.35            0.23      (2.08)     (0.59)
Selected Balance Sheet Data:
 (at end of period)
 Working capital                         $9,559           $11,326         $18,076    $12,415    $12,668
 Total assets                            26,522            29,338          32,857     35,937     33,496
 Property, plant and equipment, net       9,842             9,081           7,288     6,948       4,348
Obligations under capital leases            945               748           3,546     3,313       3,241
Redeemable cumulative preferred stock        -                 -              -      25,254      26,517
Total common shareholders' equity        20,888            22,669          25,248     1,792      (3,975)

See the notes to the Consolidated Financial Statements included elsewhere herein.

 * Historical per share data for earnings and dividends have not been presented for the ten months ended December 31, 1994 as Knogo was not a publicly-held company during this period.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

          Consolidated revenues were 15% higher in the year ended December 31, 1998 than in the year ended December 31, 1997. Revenues from customers other than Sensormatic were $26,364,000 or 94% of total revenues as compared to $20,820,000 or 85% of total revenues in the prior year. This represents a 27% increase in revenues from non-Sensormatic customers in 1998 over the prior year. The backlog of unfilled orders expected to be delivered within twelve months was $4.1 million at December 31, 1998 compared to $10.3 million at December 31, 1997. The reduction in backlog is primarily due to the timing of blanket orders received from its major customers as of year end.

          Sales increased 26% primarily as a result of higher sales of traditional CCTV products which increased 90% to $6.9 million or 30% of sales in 1998 as compared to $3.6 million or 20% of sales in 1997. Sales of the SentryVision(r) traveling CCTV surveillance systems increased 43% to $6.2 million or 27% of sales in 1998 as compared to $4.3 million or 24% of sales in the previous year. EAS system sales decreased slightly to $7.6 million from $7.7 million representing 34% and 43% of sales in 1998 and 1997, respectively. Sales of 3M library systems decreased 17% to $1.9 million or 9% of sales as compared to $2.3 million or 13% in 1997. The Company continued its efforts to market CCTV and SentryVision(r) systems to parking garages, transportation centers, retail and distribution centers, correctional facilities and educational market segments. EAS and 3M library system sales declined as a result of both competitive pressures and continued marketing focus on CCTV products.

          Although the supply agreement with Sensormatic expired and minimum purchase obligations ended as of June 30, 1997, Sensormatic continued to purchase certain EAS products from the Company at substantially similar margins. Sales to Sensormatic decreased by 30% to $1.8 million in 1998 as compared to $2.6 million in 1997. Sensormatic has indicated it will continue to purchase certain EAS products from the Company in the future.

          The decline in service revenues and other of 8% or $0.3 million was primarily related to a decrease in service billings from the EAS customer base. Included in other revenues in 1998 were $1.2 million in engineering fees from 3M for the design and development of a new EAS library system. In 1997, other revenues included $1.2 million representing the cumulative profits on the shortfall on minimum orders under the supply agreement with Sensormatic.

          During 1998, Sentry embarked on a program to reduce operating and manufacturing costs through the consolidation of facilities company-wide. The most significant portions of the program included the relocation of its CCTV design center from Illinois to its corporate headquarters in New York, which was completed in the second quarter, and the closing of its Puerto Rico manufacturing plant which was completed before year end. The Puerto Rico facility was originally established in 1985 as a low cost operation for the labor intensive manufacturing of Knogo's worldwide supply of EAS tags and, in later years, detection systems. Primarily as a result of the 1994 acquisition by Sensormatic of Knogo's international EAS business, sales of EAS tags and systems declined resulting in excess capacity in the Puerto Rico plant. Additionally, technological advances made in the EAS products and in the CCTV products acquired in the merger with Video Sentry Corporation resulted in a lower labor content in all of the Company's manufactured products. Manufacturing operations previously performed in Puerto Rico have been transferred to available space in its New York distribution center. Based on current production levels, the Company anticipates that the consolidation of facilities will result in future annual savings in excess of $1 million through reductions in cost of sales and operating expenses. Management believes that the New York facility will have more than sufficient production capacity to meet Sentry's projected future growth. The overall cost of these facility consolidations was $1.2 million in 1998. Of such charges, $0.8 million was included in cost of sales relating to costs to move inventory and manufacturing equipment, hiring and training costs and certain inventory write-downs and $0.4 million was included in selling, general and administrative expenses related to the write-down of one of our facilities to net realizable value, employee separation costs and the net losses on the disposal of excess equipment.

          Cost of sales to customers other than Sensormatic and excluding the consolidation of facility charges above were 55% of such sales in 1998 as compared to 62% in 1997. The reduction in percentage in 1998 is primarily attributable to better product sourcing and engineering improvements in the CCTV and SentryVision(r) product lines.

          Customer service expenses increased 31% in 1998 as compared to 1997 due to a higher number of customer service representatives required to install and maintain the increasing CCTV and SentryVision(r) customer base.

          Selling, general and administrative expenses increased 5% to $10.1 million from $9.6 million but decreased as a percentage of total revenues to 36% from 39% in 1998 and 1997, respectively. The increase in spending in 1998 is primarily related to the consolidation of facilities charges noted above, higher warranty and financing costs offset by lower sales and marketing expenses.

          The Company's research and development costs decreased by 19% in 1998 as compared to 1997. Efforts in 1998 were primarily directed towards improvements in the Sentry Vision(r) systems and the design and development of a new EAS library system for 3M.

          At the consummation of the merger in the first quarter of 1997, Sentry recorded for that period a non-recurring charge of $13,200,000 relating to purchased in-process research and development. The amount was based on the purchase price allocation and a valuation of existing technology and technology in-process. The charge for in-process research and development equaled its estimated current fair value based on the risk adjusted cash flows of specifically identified technologies for which the technological feasibility has not been established and alternative future uses did not exist.

          Net interest expense increased by $345,000 in 1998 over 1997 primarily due to borrowings under the Company's revolving credit agreement, which became effective at the beginning of 1998.

          Sentry's income taxes in 1998 and 1997 represent provisions on the cumulative earnings of the Puerto Rico manufacturing which cannot be offset by operating losses of other subsidiaries.

          As a result of the foregoing, Sentry had a net loss of $4,504,000 in the year ended in December 31, 1998 as compared to a net loss of $17,917,000 in the year ended December 31, 1997.

          Preferred stock dividends of $1,263,000 and $1,067,000 have been accrued in 1998 and 1997, respectively. These amounts have been paid-in-kind as of February 12, 1999 and 1998, respectively.

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

          Sales increased 18% primarily as a result of the SentryVision(r) traveling CCTV surveillance system acquired during the Merger which represented $4.3 million or 24% of sales in 1997. Sales of traditional CCTV products were flat at $3.6 million in both 1997 and 1996 and represented 20% and 24% of sales, respectively. Sales of EAS systems declined 23% to $7.7 million or 43% of sales in 1997 as compared to $9.3 million or 61% in 1996. Sales of 3M library systems were flat at $2.3 million in both years representing 13% of sales in 1997 and 15% in 1996. EAS System sales declined as a result of both competitive pressures and the refocusing of Knogo's marketing efforts on Sentry Vision(r).

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

          Cost of sales to customers other than Sensormatic were 62% of such sales in 1997 as compared to 59% in 1996. The increase in cost of sales percentage is primarily related to the change in product mix. Although the Company made significant cost reductions through better vendor sourcing and engineering improvements to the SentryVision(r) product line since the Merger, these systems still carried lower margins than traditional EAS products. Cost of sales was also negatively impacted by lower fixed cost absorption due to lower production levels during the year at the Company's Puerto Rico manufacturing facility. The gross margins on sales to Sensormatic under the Supply Agreement was fixed at 35%. Margins on the sales to Sensormatic in the second half of the year after the agreement expired were substantially the same.

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

          At the consummation of the Merger in the first quarter of 1997, Sentry recorded for that period a non-recurring charge of $13,200,000 relating to purchased in process research and development. The amount was based on the purchase price allocation and a valuation of existing technology and technology in-process. The charge for in-process research and development equaled its estimated current fair value based on risk adjusted cash flows of specifically identified technologies for which the technological feasibility has not been established and alternative future uses did not exist.

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

Liquidity and Capital Resources

          The Company's liquidity needs over the last three years have been related to working capital, acquisitions and, to a lesser extent, capital expenditures. During this time, it has met these liquidity needs primarily through the proceeds from borrowings under its revolving credit facility, the sale and leaseback transaction involving its corporate headquarters and the sale of certain assets to 3M.

          The Company has a secured revolving credit facility with GE Capital Corporation which permits borrowings of up to a maximum of $8 million, subject to availability under a borrowing base formula consisting of accounts receivable and inventories. The credit agreement expires on December 31, 1999. The facility is secured by a lien on substantially all of the Company's assets. At December 31, 1998, the Company had borrowings of $2,765,000 under the facility. Based upon discussions between Sentry's management and senior lending officers at GE Capital Corporation, Sentry believes that a new facility will be made available to it for at least the same amount and on substantially the same terms as are currently available to the Company (except restricting the payment of cash dividends -- See "Market for the Company's Common Equity and Related Stockholder Matters").

          Subsequent to year-end the Company sold its Puerto Rico and Illinois facilities for a gain of approximately $500,000 which will be recorded in the first quarter of 1999. The cash proceeds, which were in excess of $2 million, were used to reduce borrowings under the revolving credit facility.

          Going forward, Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. The Company anticipates that its significant 1999 capital expenditures will consist of $700,000 to upgrade computer hardware and software and to acquire customer service equipment.

          The Company anticipates that current cash reserves, cash generated by operations and the sale of certain facilities in the first quarter of 1999 and the financing arrangements described above should be sufficient to meet the Company's working capital requirements as well as future capital expenditure requirements for the next twelve months.

Recently Issued Accounting Standard

          During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 1999. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of this statement will have a material impact on the Company's consolidated financial statements.

Preparation for the Year 2000

          Many existing computer programs were designed and developed without considering the upcoming change in the century, which could lead to the failure of computer applications or create erroneous results by or at the Year 2000. On January 1, 2000, any computer system or other equipment using date sensitive software which uses only two digits to represent the year may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

          Recognizing the potential impact, the Company began actively resolving its Year 2000 compliance issues in early 1997. Using internal and external resources, the Company analyzed and assessed its business systems, including computer systems, PC's and network hardware, telephone systems, production process controllers, access control, office equipment and the products it sells.

          Upgrades to both mid-range and network computer hardware, operating systems and related infrastructures have been completed and are now Year 2000 compliant. All critical application software has been reviewed and Year 2000 compliant versions have been obtained. The Company has completed the process of retrofitting custom modifications to the upgraded versions. All applications with forward scheduling impact are now considered to be Year 2000 compliant. The Company believes its manufactured products are Year 2000 compliant.

          The cost of becoming compliant is not expected to exceed $320,000 and approximately $99,000 was incurred in 1998. The remaining costs relate primarily to hardware upgrades to the Company's PC's and telephone systems which will be completed by mid-1999. There can be no assurance that the Company will not incur unanticipated costs or that it will be able to successfully address all Year 2000 issues.

          The impact of the Year 2000 issue on the Company will also be affected by the Year 2000 readiness of its business partners, customers, suppliers and vendors and providers of facilities, equipment and services. Failure by these third parties to be Year 2000 compliant may adversely affect, among other things, the Company's production, revenue and the timing of cash receipts. The Company has begun to make inquiries of such third parties in this regard and based on the responses to these inquiries, the Company will decide to what extent, if any, a contingency plan should be developed. To date, however, the Company has received only preliminary feedback from such third parties and has not independently confirmed any information received from such third parties with respect to Year 2000 issues. As such, there can be no assurance that such third parties will address the Year 2000 issue and complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's business.

Inflation

          The Company does not consider inflation to have a material impact on the results of operations.

Cautionary Statement Regarding Forward-Looking Statements

          The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed below, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk inherent in the relatively small number of Video customers, such that any delay or cancellation of orders from one or more of its customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified subcontractors to provide future installation services; (v) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business-Competition"; and (vi) the risk resulting from the limited geographical market in which the Company may offer its EAS products, exposing the Company to a possible business downturn caused by a general business decline in that market; this market limitation is contractual and will continue until December 29, 1999.

Items 8 and 14(a)(1) and 14(a)(2).  Financial Statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS                                                    Page
INDEPENDENT AUDITORS' REPORT                                          30
CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of December 31, 1998 and 1997      31
    Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996                                32
    Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 1998, 1997 and 1996                    33
    Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1998, 1997 and 1996                   34
     Notes to Consolidated Financial Statements                       35

SCHEDULE II - Valuation and Qualifying Accounts                       48

INDEPENDENT AUDITORS' REPORT

Board of Directors
Sentry Technology Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at item 14(a)(1) and (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Jericho, New York
March 9, 1999

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(In Thousands, Except Par Value Amounts)

ASSETS                                                                 1998            1997

CURRENT ASSETS
  Cash and cash equivalents                                           $873           $2,146
  Accounts receivable, less allowance for doubtful
    accounts of $651 and $752, respectively                          9,308            6,323
  Net investment in sales-type leases - current portion                574              613
  Inventories                                                        7,382            8,297
  Prepaid expenses and other current assets                            371              387
  Assets held for sale (Note 18)                                     1,691               -
                                                                  -----------      ----------
           Total current assets                                     20,199           17,766

NET INVESTMENT IN SALES-TYPE LEASES -
  Noncurrent portion                                                   466              848

SECURITY DEVICES ON LEASE - Net                                         65              151

PROPERTY, PLANT AND EQUIPMENT - Net                                  4,348            6,948

GOODWILL AND OTHER INTANGIBLES, including patent costs,
  less accumulated amortization of $3,292 and $1,848, respectively   8,222            9,796

OTHER ASSETS                                                           196              428
                                                                 ------------       -----------
                                                                   $33,496          $35,937
                                                                 ============       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                          $2,765             $-
  Accounts payable                                                   1,257            1,982
  Accrued liabilities                                                3,080            2,730
  Obligations under capital leases - current portion                   180              218
  Deferred income                                                      249              421
                                                                  -----------        ----------
           Total current liabilities                                 7,531            5,351

OBLIGATIONS UNDER CAPITAL LEASES - Noncurrent portion                3,061            3,095

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                           362              445

           Total liabilities                                        10,954            8,891
                                                                   -----------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 12 and 13)

REDEEMABLE CUMULATIVE PREFERRED STOCK                               26,517           25,254

COMMON SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value; authorized 40,000 shares,
    issued and outstanding 9,751 and 9,751 shares, respectively         10               10
  Additional paid-in capital                                        15,522           16,785
  Accumulated deficit                                              (19,507)         (15,003)
                                                                 -------------     --------------
         Total common shareholders' equity (deficit)                (3,975)           1,792
                                                                 -------------     --------------
                                                                   $33,496          $35,937
                                                                 =============     ==============
See notes to consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands, Except per Share Amounts)

                                                         1998           1997        1996
REVENUES:
  Sales                                                $22,639       $17,965       $15,208
  Sales to Sensormatic                                   1,792         2,570         4,651
  Service revenues and other                             3,725         4,031         3,404
                                                      ------------   ----------   -----------
                                                        28,156        24,566        23,263
COSTS AND EXPENSES:
  Cost of sales                                         13,200        11,177         8,897
  Cost of sales to Sensormatic                           1,212         1,705         3,038
  Customer services expenses                             6,253         4,772         2,932
  Selling, general and administrative expenses          10,118         9,629         7,345
  Research and development                               1,343         1,658         1,686
  Purchased in-process research and development (Note 1)   -          13,200           -
  Interest expense (income)                                513           168           (20)
                                                      ------------   ----------   -----------
                                                        32,639        42,309        23,878
                                                      ------------   ----------   -----------
OPERATING LOSS                                          (4,483)      (17,743)         (615)
OTHER INCOME - Gain on sale of assets (Note 16)            -               -         2,462
                                                      ------------   ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                       (4,483)      (17,743)        1,847
INCOME TAXES                                                21           174           664
                                                      ------------   ----------   -----------
NET INCOME (LOSS)                                       (4,504)      (17,917)        1,183
PREFERRED STOCK DIVIDENDS                                1,263         1,067            -
                                                      ------------   ----------   -----------
NET INCOME (LOSS) ATTRIBUTED TO
  COMMON SHAREHOLDERS                                  $(5,767)      $(18,984)     $1,183
                                                      ============  ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                                 $(0.59)        $(2.08)      $0.25
                                                      ============  ===========   ===========
  Diluted                                               $(0.59)        $(2.08)      $0.23
                                                      ============  ===========   ===========
WEIGHTED AVERAGE COMMON SHARES:
  Basic                                                  9,751          9,114       4,796
                                                      ============  ===========   ===========
  Diluted                                                9,751          9,114       5,074
                                                      ============  ===========   ===========
See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands)

                                                                               Retained                 Total            Reedemable
                                                             Additional         Earnings               Common            Cumulative
                                           Common Stock       Paid-In         (Accumulated           Shareholders'       Preferred
                                        Shares     Amount      Capital           Deficit)                Equity            Stock

BALANCE, JANUARY 1, 1996              4,758         $5         $20,933          $1,731                 $22,669               $-

Net income                             -            -            -               1,183                   1,183                -

Repayment of obligations under
  section 16(b) of the Securitites
  and Exchange Act of 1934             -            -              220             -                       220                -

Income tax benefit related to
  revaluation of corporate
  headquarters                         -            -              978             -                       978                -

Exercise of stock options and
  warrants                              44         -               198             -                       198                -
                                   ------------ ----------    -----------       ----------             --------          ---------
BALANCE, DECEMBER 31, 1996           4,802         5            22,329           2,914                  25,248                -

Net loss                              -            -               -           (17,917)                (17,917)               -

Shares issued to Video Sentry
  shareholders in connection with
  the merger (Note 1)                4,842         5           19,449              -                    19,454                -

Preferred shares issued to former
  Knogo N.A. shareholders in
  connection with the merger (Note 1)  -           -          (24,009)             -                   (24,009)             24,009

Shares issued to employee benefit
  plan                                  28         -               83              -                        83                -

Repayment of obligations under
  Section 16(b) of the Securities and
  Exchange Act of 1934                   -         -               15              -                        15                -

Preferred stock dividends (Note 1)       -         -           (1,067)             -                    (1,067)             1,067

Exercise of stock options and warrants  79         -             (15)              -                       (15)               178
                                   ------------ ----------    -----------       ----------             --------          ---------
BALANCE, DECEMBER 31, 1997           9,751         10         16,785           (15,003)                  1,792             25,254

Net loss                               -           -              -             (4,504)                 (4,504)               -

Preferred stock dividends (Note 1)     -           -           (1,263)             -                    (1,263)              1,263
                                   ------------ ----------    -----------       ----------             --------          ---------
BALANCE, DECEMBER 31, 1998           9,751        $10         $15,522         $(19,507)                $(3,975)            $26,517
                                   ============ ==========    ===========     ============             ==========        =========

See notes to consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands)

                                                                            1998               1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $(4,504)          $(17,917)          $1,183
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
   Write-off of purchased in-process research and development                 -               13,200             -
Depreciation and amortization of security devices and property,
      plant and equipment                                                   1,106              1,166            1,135
    Amortization of intangibles and other assets                            1,596              1,570               60
    Deferred income taxes                                                     -                  174             (462)
    Provision for bad debts                                                     2                 73               91
    Income tax benefit related to the revaluation of  corporate headquarters    -                  -              978
    Loss on impairment of assets                                              145                  -               -
    Other                                                                       -                  -              (58)
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (2,987)               537            3,279
      Net investment in sales-type leases                                     421              1,240             (170)
      Inventories                                                             915               (485)            (836)
      Prepaid expenses and other assets                                       165                443               33
      Accounts payable and accrued liabilities                               (375)              (620)          (1,895)
      Deferred lease rentals                                                 (172)               169             (138)
                                                                          -----------       ------------       -----------
           Net cash provided by (used in) operating activities             (3,688)              (450)           3,200

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments made to acquire Video Sentry Corporation                             -             (2,417)             -
  Purchase of property, plant and equipment - net                             (94)              (288)           (378)
  Proceeds from sale of corporate headquarters                                  -                 -            4,536
  Security devices on lease                                                     5                 (2)            (56)
  Intangibles                                                                 (22)               (52)           (188)
                                                                          -----------       ------------       -----------
           Net cash provided by (used in) investing activities               (111)            (2,759)          3,914
                                                                          -----------       ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit                         2,765                 -               -
  Repayment of acquired debt                                                    -             (2,136)             -
  Proceeds from shareholder repayment of obligations under
    Section 16(b) of the Securities Exchange Act of 1934                        -                 15             220
  Repayment of obligations under capital leases                              (239)              (428)           (283)
  Exercise of stock options and warrants                                        -                163             198
  Other                                                                         -                 83              -
                                                                          -----------       ------------       -----------
           Net cash provided by (used in) financing activities              2,526             (2,303)            135
                                                                          -----------       ------------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,273)            (5,512)          7,249

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                2,146              7,658             409
                                                                          -----------       ------------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $873             $2,146          $7,658
                                                                          ===========       ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $509               $310            $248
                                                                          ===========       ============      ============
    Income taxes                                                              $21               $-              $ 90
                                                                          ===========       ============      ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Capital lease obligations incurred for the purchase of building, office
  equipment and other assets                                                 $167               $165            $3,081
                                                                          ===========       ============      ============
  Common stock issued to acquire Video Sentry Corporation                      $-            $19,454              $-
                                                                          ===========       ============      ============
See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.      BASIS OF PRESENTATION

Sentry Technology Corporation ("Sentry") a newly publicly traded Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date. Prior to the merger, Video Sentry was engaged in the design, development and marketing of a traveling closed circuit television security surveillance system throughout the United States.

Pursuant to the merger agreement, Sentry issued one share of common stock for each one share of Video Sentry common stock outstanding at the effective time of the merger. Sentry also issued one share of common stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. common stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred is non-voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's common stock at the time of redemption exceeds $5.00 per preferred share. The preferred stock is non convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. The total number of Sentry preferred shares authorized is 10,000,000. Undeclared and unpaid cumulative dividends totaled approximately $1,120,000 as of December 31, 1998.

The merger was accounted for under the purchase method of accounting and, accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair market values at the date of acquisition. Goodwill and other intangible assets in the amount of approximately $10,950,000 were capitalized and nonrecurring charges of approximately $13,200,000 relating to in-process research and development were expensed. The goodwill and other intangibles are being amortized using the straight-line method over a useful life of seven years. Although Video Sentry shareholders had a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles required consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. Such other which were considered included: (i) key Sentry management positions were held by individuals previously holding similar such positions in Knogo N.A.; (ii) the assets, revenues and net earnings of Knogo N.A. significantly exceed those of Video Sentry; and (iii) the market value of the securities received by the former holders of Knogo N.A. Common Stock significantly exceeded the market value of the securities received by the former holders of Video Sentry Common Stock. As a result of these other factors, and solely for accounting and financial reporting purposes, the merger was accounted for as a reverse acquisition of Video Sentry by Knogo N.A.. Accordingly the financial statements of Knogo N.A. are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video Sentry after the Effective Date. Common stock, additional paid-in capital and the weighted average common shares have been retroactively restated to the earliest year presented in order to reflect the effect of the recapitalization of Knogo N.A. common stock for Sentry Technology Corporation common stock.

The following unaudited pro forma information for the years ended December 31, 1997 and 1996 includes the operations of the Company and Video Sentry Corporation as if the merger has occurred on January 1, 1996. This pro forma information gives effect to the amortization expense associated with goodwill and other intangible asset acquired, dividends accrued on the Sentry Class A Preferred Stock, adjustments related to the fair market value of the assets acquired and liabilities assumed, and the related income tax effects. In addition, this pro forma information excludes the effect of the one-time charges totaling $13,200,000 relating to purchased research and development.

                                            1997             1996
                                                (In Thousands)
                                             Except per Share Amounts)

Revenues                                     $24,619          $25,899
                                             =======          =======

Net Loss                                     $ 5,378          $ 4,900
                                             =======          =======

Net loss attributed to common shareholders   $ 6,596          $ 6,112
                                             =======          =======

Ney loss per common share                    $ (0.68)         $ (0.64)
                                             =======          =======

Weighted average common shares                 9,684            9,613
                                             =======          =======

The Company anticipates that current cash reserves, cash generated by operations and the sale of certain facilities in the first quarter of 1999, and its revolving line of credit will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next 12 months.


2.      SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is engaged in one segment and line of business, the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and employee theft and by commercial manufacturng and governmental customers to protect people and assets. Other than sales to Sensormatic, sales to customers outside the United States were not significant. Sales to Sensormatic were shipped to locations in Western Europe.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - The Company manufactures security devices which it offers for sale or lease. Revenue related to the sale of equipment is recorded at the time of shipment. For sales-type leases, revenue is recognized at the time of installation or acceptance by the lessee in an amount equal to the present value of the required rental payments under the fixed, noncancellable lease term. The difference between the total lease payments and the present value is amortized over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease.

For operating leases, aggregate rental revenue is recognized over the term of the lease (usually 12-48 months), which commences with date of installation or acceptance by the lessee. Service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract period. Warranty costs associated with products sold with warranty protection are estimated based on the Company's historical experience and recorded in the period the product is sold.

Included in accounts receivable at December 31, 1998 and 1997 is unbilled accounts receivable of $2,847,000 and $1,146,000, respectively.

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

Impairment of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of," the Company reviews its long-lived assets, including security devices on lease, property and equipment, intangible assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

Fair Value of Financial Instruments - It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, net investment in sales-type leases, accounts payable and obligations under capital leases) approximate their fair value at December 31, 1998 and 1997 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

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

Foreign Currency Translation - The functional currency of the Company's foreign entity is the US dollar. Unrealized foreign exchange transaction gains and losses are included in selling, general and administrative expenses and amounted to approximately $120,000, $111,000 and $45,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

3. NET INVESTMENT IN SALES-TYPE LEASES AND OPERATING LEASE DATA The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consist of:

                                                        December 31,
                                                      1998          1997
                                                        (In Thousands)

Minimum lease payments receivable                     $1,204        $1,713
Allowance for uncollectible minimum lease payments       (60)          (86)
Unearned income                                         (120)         (195)
Unguaranteed residual value                               16            29
                                                    ------------   -----------
Net investment                                         1,040         1,461
Less current portion                                     574           613
                                                    ------------   -----------
Noncurrent portion                                      $466          $848
                                                    ============   ===========

The future minimum lease payments receivable under sales-type leases and noncancellable operating leases are as follows:

                                      Sales-Type      Operating
Year Ending                              Leases        Leases
December 31,                                (In Thousands)

1999                                     $694            $89
2000                                      408             57
2001                                       78             14
2002                                       18              2
2003                                        6              -
                                      ----------      ---------
                                       $1,204           $162
                                      ==========      ==========


4.      INVENTORIES
Inventories consist of the following:

                                         December 31,
                                      1998       1997
                                       (In Thousands)

Raw materials                        $2,497    $2,662
Work-in-process                       3,058     3,765
Finished goods                        1,827     1,870
                                    --------- ----------
                                     $7,382    $8,297
                                   ========== ==========

Reserves for excess and obsolete inventory totaled $1,318,000 and $1,246,000 as of December 31, 1998 and 1997, respectively, and have been included as a component of the above amounts.

5.      SECURITY DEVICES ON LEASE
Security devices are stated at cost and are summarized as follows:

                                           December 31,
                                         1998    1997
                                         (In Thousands)

Security devices on lease             $154            $276
Less allowance for depreciation         89             125
                                     ---------     --------
                                       $65            $151
                                     =========     ========


6.      PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and are summarized as follows:

                                        Estimated Useful            December 31,
                                          Lives (Years)           1998     1997
                                                                  (In Thousands)

 Land                                                             $-        $506
Buildings and improvements                 20-25                  3,033    5,744
Machinery and equipment                     3-l0                  2,613    3,727
Furniture, fixtures and office equipment    3-l0                  3,433    3,661
Leasehold improvements                      5-l0                    250       11
                                                                --------- ------
                                                                  9,329   13,649
Less allowance for depreciation                                   4,981    6,701
                                                                --------- ------
                                                                 $4,348   $6,948
                                                                ========= ======

7.      OTHER ASSETS

In January 1995, the Company sold its guest house in Puerto Rico for $800,000 which approximated its carrying value. The Company holds notes with a present value of $136,000 and $236,000 at December 31, 1998 and 1997, respectively, which are receivable in varying amounts through January 2000.


8.      ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                            December 31,
                                                           1998         1997
                                                            (In Thousands)

Accrued salaries, employee benefits and payroll taxes      $979         $638
Accrued installation costs                                  549          131
Accrued warranty costs                                      298          237
Customer deposits payable                                   206          262
Accrued merger costs                                         -           359
Other accrued liabilities                                 1,048        1,103
                                                       -----------   ---------
                                                         $3,080        $2,730
                                                       ===========   =========


9.      REVOLVING LINE OF CREDIT

The Company has a revolving line of credit with a financial institution for maximum borrowings of $8 million through December 31, 1999, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable monthly at the lender's Index Rate, as defined, (5.3% at December 31, 1998), plus 4.25% per annum. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. Borrowings under the line is secured by substantially all of the Company's assets. The terms of the agreement, among other matters, requires the Company to maintain certain minimum cash flow and net worth levels, a minimum working capital ratio, and places restrictions on capital expenditures and prohibits the payment of dividends (other than dividends on the Series A Preferred Stock described in Note 1). The Company had borrowings on the line of credit totaling $2,765,000 and $0 for the years ended December 31, 1998 and 1997, respectively.

The Company was not in compliance with the minimum cash flow and minimum net worth covenants of the revolving line of credit as of December 31, 1998. The financial institution has granted a waiver relating to the noncompliance with these covenants.

10.   OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

On December 24, 1996, the Company completed a sale-leaseback transaction on the Company's corporate headquarters. The Company received net proceeds of approximately $4.5 million which approximated the carrying amount of the land and building. The lease covers a period of 20 years with quarterly payments of $131,000. The lease agreement allows for an increase in lease payments for years 4 through 20 based on a formula tied to the Consumer Price Index. Because the fair market value of the land on which the principal premises is built was greater than 25 percent of the total fair value of the leased premises at the inception of the lease, the land and building have been considered separately for the purposes of applying the criteria of SFAS No. 13 "Accounting for Leases." The land portion of the lease has been classified as an operating lease. Future minimum payments related to the land portion of the lease are as follows (in thousands):

Year Ending
December 31,

1999                        $148
2000                         148
2001                         148
2002                         148
2003                         148
Thereafter                 1,928
                        ----------
                          $2,668
                        ==========


The building portion of the lease has been classified as a capital lease. The Company also leases certain computer and office equipment and related items under noncancellable capital lease arrangements at varying interest rates expiring through 2003.

Minimum annual rentals are as follows (in thousands):

Year Ending
December 31,

1999                                       $537
2000                                        501
2001                                        445
2002                                        445
2003                                        387
Thereafter                                4,886
                                       -----------
                                          7,201
Less amount representing interest         3,960
                                       -----------
Present value of minimum rentals          3,241
Less current portion                        180
                                       ------------
Noncurrent portion                       $3,061
                                       ===========

As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The net book value of the building was $2,730,000 and $2,881,000 at December 31, 1998 and 1997, respectively. The capitalized lease asset is being amortized on a straight-line basis over the 20-year lease term. The capitalized lease obligation is being amortized under the interest method over the 20-year lease period, utilizing an imputed interest rate of approximately eleven percent.

Computer and office equipment and related items under capital leases are included in property and equipment and other assets with a gross value of $1,178,000 and $1,591,000 at December 31, 1998 and 1997, respectively, and a net book value of $415,000 and $574,000 at December 31, 1998 and 1997, respectively.

11. COMMON SHAREHOLDERS' EQUITY

   a. Earnings Per Share ("EPS") - Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share are as follows:

                                         1998          1997          1996
                                        (In Thousands, Except per Share Amounts)

Net income (loss)                       $(4,504)     $ (17,917)     $1,183
Preferred stock dividends                (1,263)        (1,067)       -
                                       -----------   -----------   ----------
Net income (loss) attributed to
      common shareholders               $(5,767)      $(18,984)     $1,183
                                       ===========   ===========   ===========
Weighted average common shares            9,751          9,114       4,796

Basic EPS                                $(0.59)        $(2.08)      $0.25
                                       ===========   ===========   ===========

Net income (loss)                       $(4,504)      $(17,917)     $1,183
Preferred stock dividends                (1,263)       (1,067)       -
                                       -----------   -----------   ----------
Net income (loss) attributed to
      common shareholders               $(5,767)     $(18,984)      $1,183
                                       ============  ===========   ===========
Weighted average common shares            9,751        9,114         4,796
Dilutive effect of common stock
     options and warrants                   -            -             278
                                       ------------  -----------   -----------
Weighted average common and
     common equivalent shares              9,751       9,114         5,074
                                       ============  ===========   ===========
Diluted EPS                               $(0.59)     $(2.08)        $0.23

   b. Stock Option Plan - In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan provides for grants up to 2,250,000 options to purchase the Company's common stock. Awards may be granted by the stock option committee to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. All outstanding stock options were issued at not less than the fair value of the related common stock at the date of grant. At December 31, 1998, 2,214,233 common shares were reserved for issuance in connection with the exercise of stock options.

        Stock option transactions for the years ended December 31, 1998, 1997 and 1996 are as follows:




                                                                   Weighted
                                                                   Average
                                                   Number          Exercise
                                                of Shares           Price

Balance, January 1, 1996                         353,353            $2.73

Granted                                          245,799             6.31
Exercised                                        (27,117)            2.38
Canceled                                         (19,963)            5.07
                                               --------------    ------------
Balance, December 31, 1996                       552,072             4.26

Granted                                          679,500             3.07
Exercised                                        (35,767)            3.17
Canceled                                        (161,988)            5.23
                                              ---------------    ------------
Balance, December 31, 1997                     1,033,817             3.36

Granted                                          463,700             2.15
Exercised                                          -                  -
Canceled                                        (328,156)            2.32
                                             -----------------   ------------
Balance, December 31, 1998                     1,169,361            $3.17
                                             =================   ============


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

At December 31, 1998, options to purchase 1,169,361 shares of common stock were outstanding at exercise prices ranging from $1.70 to $8.42. At December 31, 1998, options to purchase an aggregate of 572,161 (which include 484,861 outstanding and exercisable substitute Knogo N.A. options) common shares were vested and currently exercisable at a weighted average exercise price of $4.00 and an additional 597,200 options vest at dates extending through the year 2003. At December 31, 1998, options for 1,044,872 common shares were available for future grants.

As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 81.6% in 1998, 74.3% in 1997, and 67.1% in 1996; risk free interest rates, 5.5% in 1998, 6.5% in 1997, and 7.5% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997, and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) attributed to common shareholders would have been $(6,159,000) (($0.63) per diluted share) in 1998, $(19,324,000) (($2.12) per diluted share) in 1997, and $1,061,000 ($0.21 per diluted share) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   c. Warrants - At December 31,1998, warrants to purchase 287,500 shares of common stock were outstanding at exercise prices ranging from $3.38 to $4.95. Such warrants expire through October 1999. At December 31, 1998, 287,500 common shares were reserved for issuance in connection with the exercise of these warrants. 12. INCOME TAXES The components of the Company's income tax provisions are as follows:

                                                1998    1997    1996
                                                     (In Thousands)

Current:
  Federal                                        $-      $-       $811
  State                                           -       -         94
  Puerto Rico                                     21      -        221
                                               ------  ------    -------
                                                  21      -      1,126
                                               ------  ------    ------
Deferred:
  Puerto Rico                                   -       174      (462)
                                               ------- -------  ---------
                                                -       174      (462)
                                              -------  -------  ---------
                                                $21    $174      $664
                                              =======  ======== ==========

The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                                   1998      1997         1996
                                                         (In Thousands)

Expected tax expense (benefit) at 34%            $(1,524)  $(6,033)      $628
Add (deduct):
  State taxes                                       -         -            94
  Nondeductible expenses                             590     5,024         35
  U.S. losses producing no tax benefit               866       767         -
  Benefits of nontaxable income of
    Puerto Rico subsidiary/losses producing
    no tax benefit                                   107       242         74
  Prior years' estimated tax adjustment               -         -        (217)
  Other                                              (18)      174         50
                                               ------------ ---------- --------
                                                     $21      $174       $664
                                               ============ ========== ========


Significant components of deferred tax assets and liabilities at December 31, 1998 and 1997 are comprised of:

                                          Deferred Tax Assets (Liabilities)
                                            1998            1997
                                              (In Thousands)
 Assets:

Accounts receivable                       $241              $278
Inventories                                488               442
Accrued liabilities                        203               175
Property, plant and equipment               45                46
Intercompany transactions                   12                16
Net operating loss carryforwards         5,139             4,337
Tax credit carryforwards                   209               209
                                        ----------        ----------
           Gross deferred tax assets     6,337             5,503
Less:  Valuation allowance              (6,318)           (5,455)

                                            19                48
                                        ---------        -----------
Liabilities:

Tollgate taxes                             (19)              (37)
Security devices on lease                   -                (11)
                                        ---------        -----------
    Gross deferred tax liabilities         (19)              (48)
                                        ---------        -----------
Net deferred tax asset (liability)      $  -               $  -
                                        =========        ===========



The increase in the valuation allowance for the years ended December 31, 1998 and 1997 was primarily attributable to the increase in net operating loss carryforwards for which realization was not more likely than not.

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


   b. Supply Agreement - Knogo N.A. had a supply agreement in which Sensormatic was obligated to purchase products from Knogo N.A. in the amount of $8,000,000 in 1996 and $4,000,000 in 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. In 1997 and 1996, Sensormatic did not meet its minimum order amounts in accordance with the terms of the supply agreement and, accordingly, the Company recorded in revenues the cumulative profits on the shortfall. Although the supply agreement officially expired and minimum purchase obligations ended as of June 30, 1997, Sensormatic continued to purchase these products at similar margins from the Company. Included in accounts receivable at December 31, 1998 and 1997 are amounts due from Sensormatic of $162,000 and $492,000, respectively.

   c. License Agreement - Knogo N.A. entered into a license agreement in which Knogo N.A. has the exclusive right to manufacture and sell existing Knogo products within the Knogo N.A. territory, and Sensormatic has such right elsewhere, except that Knogo N.A. and Sensormatic each have the right to develop and market the SuperStrip technology in the Knogo N.A. territory.

   d. 401(k) Plan - In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 15% of compensation, subject to certain limitations, with the Company making a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also contribute a discretionary contribution, subject to certain conditions, as defined in the Plan. The Company contributed approximately $130,000, $215,000, and $110,000 to the Plan for the years ended December 31, 1998, 1997 and 1996 , respectively.

   e. Employment Agreements - The Company and several key executives entered into employment agreements with remaining terms of one to three years for which the Company will have a minimum commitment of $880,000.

14. MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

The Company grants credit to customers who are principally in the retail industry and libraries. During 1998 and 1997, revenues from a single customer represented approximately 22% and 18% of total revenues, respectively. During 1996, revenues from a different customer represented 13% of total revenues. No other customer accounted for more than 10% of total revenues for fiscal 1998, 1997 and 1996.

15. JOINT VENTURE

In January 1996, the Company acquired a controlling interest in K&M Converting Corp. ("KMCC"), a newly established joint venture entered into with Marian Rubber Products Co., Inc. ("Marian"). KMCC is the exclusive converter of magnetic material into disposable targets or labels used in the Company's EAS systems. The Company contributed $15,000 in cash, $430,000 in inventory, and $49,000 in machinery to KMCC and issued 20,000 shares of Knogo N.A. common stock to Marian in exchange for 50.001% of KMCC. The acquisition was accounted for under the purchase method of accounting and the operating results of KMCC are included in the consolidated operating results of the Company since the date of acquisition. Pro forma results of operations assuming KMCC was acquired as of the beginning of fiscal year ended December 31, 1996 would not differ materially from the reported results.

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

17. REVENUE BY PRODUCT LINE

 Revenues by product line are as follows:

                                        1998            1997            1996
                                                  (in thousands)
EAS systems                             9,408          10,249          13,989
Traditional CCTV products               6,892           3,623           3,567
Sentry Vision traveling CCTV products   6,202           4,322             -
3M library systems                      1,929           2,341           2,303
Service revenues and other              3,725           4,031           3,404
                                     ----------     -----------     ----------
 Total Revenues                       $28,156         $24,566         $23,263
                                     ===========    ===========     ==========

18. SUBSEQUENT EVENT

In February 1999, the Company sold its Puerto Rico manufacturing facility and Illinois CCTV design center and related land for net proceeds in excess of $2.0 million. At December 31, 1998, included in assets held for sale was $1,691,000 representing the net carrying amount of these properties. A gain representing the excess of the net proceeds over the carrying value of these properties will be recognized in the first quarter of 1999.

                                                              SCHEDULE II

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1998, 1997 AND 1996
(In Thousands)



COLUMN A                               COLUMN B                        COLUMN C                       COLUMN D            COLUMN E
                                                                       Additions
                                                                               Charged to
                                      Balance at            Charged to          Other                                     Balance
                                      beginning             Cost and           Accounts               Deductions         at end of
Descriptions                          of Year               Expenses          - describe             - describe            Year
                                                                                 (1)                    (2)
Year ended December 31, 1998:
  Allowance for doubtful accounts     $752                      $2              $11                     $114                $651
                                    ========                  =====            =======                 ======              ======
  Allowance for uncollectible
    minimum lease payments             $86                    $(26)                                                          $60
                                    ========                  =====            =======                 ======              ======
  Reserve for excess and obsolete
    inventory                       $1,246                    $328                                       $256             $1,318
                                    ========                  =====            =======                 ======              ======
Year ended December 31, 1997:
  Allowance for doubtful accounts     $719                     $73                $8                      $48               $752
                                    ========                  =====            =======                 ======              ======
  Allowance for uncollectible
   minimum lease payments             $157                    $(71)                                                          $86
                                    ========                  =====            =======                 ======              ======
  Reserve for excess and
   obsolete inventory               $1,691                    $444                                       $889              $1,246
                                    ========                  =====            =======                 ======              ======
Year ended December 31, 1996:
  Allowance for doubtful accounts     $931                     $91                $8                     $311                $719
                                    ========                  =====            =======                 ======              ======
  Allowance for uncollectible
   minimum lease payments             $159                     $(2)                                                          $157
                                    ========                  =====            =======                 ======              ======
  Reserve for excess and
   obsolete inventory               $1,441                    $470                                       $220              $1,691
                                    ========                  =====            =======                 ======              ======

(1)     Recoveries of accounts written off.
(2)     Amounts written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Company.
Item 11.  Executive Compensation.
Item 12.  Security Ownership of Certain Beneficial Owners and Management.
Item 13.  Certain Relationships and Related Transactions.

        Part III information will be set forth in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)        The following documents are filed as a part of this report on Form
           10-K:

           (1) (2) Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1998 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-K. See the Index to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries.

           (3)      Exhibits required to be filed by Item 601 of Regulation S-K:

        Management Contracts or Compensatory Plans or Arrangements:

           10.1     1997 Stock Incentive Plan. Incorporated by reference to
                    Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 333-20135).

           10.2     Retirement Savings 401(k) Plan. Incorporated by reference to
                    Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 333-20135).

           10.3 Employment Agreement, dated as of February 12, 1997, between the Company and Thomas A. Nicolette. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 333-20135)

           10.4 Employment Agreement, dated as of February 12, 1997, between the Company and Peter J. Mundy. Incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form S-4 (No. 333-20135).

           10.5 Employment Agreement, dated as of February 12, 1997, between the Company and Peter Y. Zhou. Incorporated by reference to
                    Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 333-20135).

           10.6 Employment Agreement, dated as of March 1, 1998, between the Company and John Whiteman.

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

           3.1 Amended and Restated Certificate of Incorporation of the Company, together with Form of Certificate of Designations of Sentry Technology Corporation Class A Preferred Stock. Incorporated by reference to Exhibit 3.1 to Company's Registration Statement on Form S-4 (No. 333-20135).

           3.2      Bylaws of the Company. Incorporated by reference to Exhibit
                    3.2 to Company's Registration Statement on Form S-4 (No. 333-20135).

           10.7 Loan Agreement and related agreements among the Company, Knogo North America Inc., Video Sentry Corporation and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for fiscal 1997.

           10.8 Contribution and Divestiture Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for fiscal 1997.

           10.9 License Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for fiscal 1997.

           10.10 Lease Agreement dated December 24, 1996 between Knogo North America Inc. and NOG (NY) QRS 12-23, Inc. Incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for fiscal 1997.

           10.11 Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company. Incorporated by reference to Exhibit 10.11 to the Company's annual report on Form 10-K for fiscal 1997.

           10.12 First Amendment and Waiver to the Loan and Security Agreement Between the Company and General Election Capital Corporation Dated June 30, 1998. Incorporated by reference to Exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

           10.13 Amendment No. 1 dated December 22, 1998, to the Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company.

           21       Subsidiaries of the Company. Incorporated by reference to
                    Exhibit 21 to the Company's annual report on form 10-K for fiscal 1997.

           23       Consent of Deloitte & Touche LLP

           27       Financial Data Schedule


   (b) No reports on Form 8-K were filed for the Company during the relevant period.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SENTRY TECHNOLOGY CORPORATION


                                       By: /S/ Peter J. Mundy
                                          ----------------------------
                                           Peter J. Mundy
                                           Vice President-Finance,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

Dated:  March 29, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

        Signature                             Title


/s/ THOMAS A. NICOLETTE                 President, Chief Financial Officer
---------------------------             and Director
Thomas A. Nicolette

/s/ PETER J. MUNDY                      Vice President-Finance,
---------------------------             Chief Financial and Accounting Officer,
Peter J. Mundy                          Secretary and Treasurer


/s/ WILLIAM A. PERLMUTH                 Chairman of the Board of Directors
---------------------------
William A. Perlmuth


/s/ ROBERT D. FURST, JR.                Director
---------------------------
Robert D. Furst, Jr.


/s/ PAUL D. MELLIN                      Director
---------------------------
Paul D. Mellin


/s/ ROBERT L. BARBANELL                 Director
---------------------------
Robert L. Barbanell



Dated:  March 29, 1999

EXHIBIT INDEX

          10.6 Employment Agreement, dated as of March 1, 1998, between the Company and John Whiteman.

          10.13 Amendment No. 1 dated December 22, 1998, to the Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company.

          23        Consent of Deloitte & Touche LLP.

          27        Financial Data Schedule