Form 10-K/A
period 1998-12-31
SENTRY TECHNOLOGY CORP
filed 1999-04-28
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/ No ___

At April 27, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,936,308 based upon the closing price of such securities on the American Stock Exchange on that date. At April 27, 1999, the Registrant had outstanding 9,750,760 shares of Common Stock and 5,333,334 shares of Class A Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

     Because definitive proxy soliciting material relating to the Annual Meeting of Stockholders of Sentry Technology Corporation (the "Company" or "Sentry") will be filed later than April 30, 1999, the information called for by Items 10, 11, 12 and 13 of Part III of the Company's Form 10-K for the year ended December 31, 1998 is included in this Amendment No. 1 on Form 10-K/A to such Form 10-K.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The following sets forth information regarding the persons serving as Directors of the Company:

     PAUL D. MELLIN, age 35, has been a Director since August 1997, when he was appointed to fill a vacancy on the Board of Directors. Mr. Mellin joined the BT Alex Brown Incorporated mergers and acquisitions group in 1996. Prior to Mr. Mellin's joining BT Alex Brown, he was a member of the mergers and acquisitions group at Smith Barney. Mr. Mellin's term as a Director expires at the 1999 Annual Meeting of Stockholders.

     WILLIAM A. PERLMUTH, age 69, has been Chairman of the Board of Directors of the Company since January 1997. Prior thereto, Mr. Perlmuth served as a Director of several predecessors of the Company from 1979 to February 1997. Mr. Perlmuth has been a partner in the law firm of Stroock & Stroock & Lavan LLP in New York, New York for more than five years and is presently of counsel to such firm. Such firm and Mr. Perlmuth have performed legal services for the Company. The aggregate amount of fees paid by the Company to Stroock & Stroock & Lavan LLP was less than 5% of the law firm's gross revenues for the last fiscal year. The Company believes that the billing rates for the foregoing legal services were no less favorable to the Company than could have been obtained from unaffiliated parties for comparable services. Mr. Perlmuth's term as a Director expires at the 1999 Annual Meeting of Stockholders.

     ROBERT L. BARBANELL, age 68, has been Director since February 1997. He has been President of Robert L. Barbanell Associates, Inc., a financial consultancy firm, since July 1994. Prior thereto, Mr. Barbanell served in various capacities at Bankers Trust New York Corporation, where he was Managing Director of the European Merchant Bank of Bankers Trust International PLC from 1991 to 1994; Managing Director of BT Securities Corporation from 1989 to 1991; Managing Director of Bankers Trust Company from 1986 to 1989; Senior Vice President of Bankers Trust Company from 1981 to 1986. Prior to his service with Bankers Trust, Mr. Barbanell served in various executive capacities at Amcon Group, Inc. and GI Export Corporation. Mr. Barbanell currently serves on the Boards of Directors of Marine Drilling Companies, Inc., Kaye Group, Inc. and Cantel Industries, Inc. Mr. Barbanell's term as a Director expires at the 2001 Annual Meeting of Stockholders.

     ROBERT D. FURST, JR., age 46, has been a Director of the Company since its inception. Prior thereto he was a Director of Video Sentry Corporation ("Video Sentry"), a predecessor of the Company, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also the founder and owner of Furst Capital Management, a firm specializing in trading government and equity securities as well as commodity futures. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst currently serves on the Boards of Directors of NOW Technologies, Inc., a privately-held manufacturer of chemical packaging and dispensing systems serving the semi-conductor industry; Lucht, Inc., a privately-held manufacturer of high volume photographic printers and other equipment; and Neighborhood Marketing Corporation, a privately-held consumer promotion and database marketing company utilizing proprietary patented technologies. Mr. Furst's term as a Director expires at the 2000 Annual Meeting of Stockholders.

     THOMAS A. NICOLETTE, age 48, has been President, Chief Executive Officer and a Director of the Company since January 1997. Prior thereto, Mr. Nicolette served in various capacities at several predecessors of the Company, including Knogo North America Inc., where he was President, Chief Executive Officer and a Director from December 1994 to February 1997, and Knogo Corporation, where he was a Director from 1987 until December 1994, Chief Executive Officer from May 1994 to December 1994 and President and Chief Operating Officer from 1990 to May 1994. Prior thereto he served in other positions as an officer at Knogo Corporation. Mr. Nicolette serves on the Board of Directors of SenTech EAS Corporation and is Vice Chairman of the Board of Trustees of WLIW, the Long Island-based affiliate of the Public Broadcasting System. Mr. Nicolette's term as a Director expires at the 2000 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

     The following sets forth information regarding the persons serving as executive officers of the Company:

      NAME                   AGE              OFFICE

Thomas A. Nicolette.......   48    President, Chief Executive Officer and a
                                   Director of Sentry since January 1997. Prior thereto, Mr. Nicolette served in various capacities at several predecessors of Sentry, including Knogo North America Inc., where he was President, Chief Executive Officer and a
                                   Director from December 1994 to February 1997, and Knogo Corporation, where he was a Director from 1987 until December 1994, Chief
                                   Executive Officer from May 1994 to December
                                   1994 and President and Chief Operating
                                   Officer from 1990 to May 1994. Prior thereto he served in other positions as an officer at Knogo Corporation. Mr. Nicolette serves on the Board of Directors of SenTech EAS
                                   Corporation and is Vice Chairman of the Board of Trustees of WLIW, the Long Island-based affiliate of the Public Broadcasting System.

Peter J. Mundy............   42    Vice President-Finance and Chief Financial
                                   Officer of Sentry. Mr. Mundy also serves as Secretary and Treasurer of the Company. Mr.
                                   Mundy was Vice President - Finance, Chief
                                   Financial Officer, Secretary and Treasurer of
                                   Knogo North America Inc. from December 1994.
                                   Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice
                                   President - Corporate Controller from May
                                   1994 and, prior to such time, Corporate
                                   Controller and Controller since 1982. Mr.
                                   Mundy is a Certified Public Accountant.

 Peter Y. Zhou...........    59    Vice President - Technology of Sentry. Dr.
                                   Zhou was Vice President - Technology of Knogo
                                   North America Inc. from December 1994. Prior thereto, Dr. Zhou served as an officer of Knogo Corporation where he was Senior Vice
                                   President - Technology from 1992 and Vice
                                   President - Research from 1988.

 John F. Whiteman.........   40    Mr. Whiteman became Senior Vice President -
                                   Sales and Marketing of Sentry in January
                                   1998. Prior thereto he was Senior Vice
                                   President - Sales and Marketing of Knogo
                                   North America Inc. since January 1997; Vice
                                   President Sales - West of Knogo North America
                                   Inc. and Knogo Corporation from 1994 to 1996;
                                   and, prior to such time, served in various sales positions with Knogo Corporation since
                                   1986.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, Directors and greater than ten-percent Stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file.

     Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation for the Company's fiscal year ended December 31, 1998 of the Company's Chief Executive Officer and each of three other executive officers of the Company:

                                                      LONG-TERM          ALL OTHER
                            ANNUAL COMPENSATION(1)    COMPENSATION(1)    COMPENSATION(1)(2)
                            -----------------------   ---------------    -------------------
                                                        SECURITIES
NAME AND                                                UNDERLYING
PRINCIPAL POSITION          YEAR   SALARY      BONUS    OPTIONS (#)

Thomas A. Nicolette,        1998   $198,380      -        50,000         $4,800
President and CEO           1997    194,167      -       100,000          4,390
                            1996    150,000      -        83,181          4,391

Peter J. Mundy,             1998    119,028      -        20,000          3,571
Vice President-Finance      1997    118,110      -        40,000          3,543
Secretary and Treasurer     1996    103,800      -        33,272          3,114

John F. Whiteman            1998    145,476      -        30,000          4,364
Sr. Vice President          1997    149,120    $30,943    40,000          3,586
Sales and Marketing         1996    103,057     32,760    16,636          3,573

Peter Y. Zhou,              1998    128,947      -        12,500          3,868
Vice President -            1997    128,833      -        40,000          3,865
Technology                  1996    120,000      -        33,272          3,600

------------------------

(1) Compensation information for 1996 reflects compensation paid to the named executive officers by Knogo, the predecessor of the Company. Share information is provided on a converted basis, giving effect to the exchange of shares of such predecessors for shares of the Company pursuant to the terms of the merger of Knogo and Video Sentry into subsidiaries of the Company on February 12, 1997.

(2) Amounts shown consist of the Company's matching contributions under the Retirement Savings 401(k) Plan.

     As to various items of personal benefits, the Company has concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.

OPTIONS GRANTED IN LAST FISCAL YEAR

     The following table sets forth certain information concerning options granted during 1998 to each person named in the Summary Compensation Table:


                       NUMBER OF
                       SECURITIES      % OF TOTAL                                  POTENTIAL REALIZABLE VALUE AT ASSUMED
                       UNDERLYING      GRANTED TO                                       ANNUAL RATE OF STOCK PRICE
                         OPTIONS      EMPLOYEES IN     EXERCISE     EXPIRATION         APPRECIATION FOR OPTION TERM
NAME                     GRANTED          1998         PRICE(1)       DATE                 5%                   10%

Thomas A. Nicolette     50,000            18.5%          $2.37       1/6/08             $60,934             $154,419
Peter J. Mundy          20,000             7.4%           2.37       1/6/08              24,374               61,768
John F. Whiteman        30,000            11.1%           2.37       1/6/08              36,561               92,651
Peter Y. Zhou           12,500             4.6%           2.37       1/6/08              15,234               38,605


---------------
(1)      These options were granted with an exercise price greater than the market value of the Common Stock on the date of the grant.  The closing price of the Common Stock on such date was $1 15/16.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 1998 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 1998, both exercisable (E) and unexercisable (U), and the value of such options as of that date.

                                                            NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN THE
                                                            OPTIONS AT YEAR-END(#)      MONEY OPTIONS AT YEAR END($)
                          SHARES
                          ACQUIRED ON        VALUE          EXERCISABLE/                EXERCISABLE/
NAME                      EXERCISE(#)        REALIZED($)    UNEXERCISABLE               UNEXERCISABLE

Thomas A. Nicolette          -                   -          E        217,139            E        -
                                                            U        130,000            U        -
Peter J. Mundy               -                   -          E         81,614            E        -
                                                            U         52,000            U        -
John F. Whiteman             -                   -          E         26,716            E        -
                                                            U         62,000            U        -
Peter Y. Zhou                -                   -          E         78,703            E        -
                                                            U         44,500            U        -


---------------

COMPENSATION OF DIRECTORS

     Directors who are also full-time employees of Sentry receive no additional compensation for their services as Directors. Each non-employee Director receives $12,000 annually for services on the Board and $1,000 per Board meeting (other than telephonic meetings) attended. In addition, each non-employee Director who is a member of any committee of the Board receives $500 for attendance at any meeting of such committee which is held neither immediately before nor immediately after a Sentry Board meeting; PROVIDED, HOWEVER, that the chairman of the Audit Committee of the Board receives $1,000 for attendance at any such separately held meeting of the Audit Committee and $500 for attendance at any meeting of such committee held either immediately before or immediately after a Board meeting.

     In addition, each non-employee Director is eligible to participate in the 1997 Stock Incentive Plan of Sentry. Options for 15,000 shares of Common Stock at an exercise price of $3.00, vesting in equal portions over a five-year period, were granted by the Board to each non-employee Director on February 13, 1997, and to Mr. Mellin on August 11, 1997 when he became a Director. On February 13, 1998, each non-employee Director also received a grant of options to purchase 3,000 shares of Common Stock at an exercise price of $2.37, vesting in equal portions over a five year period.

EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS;
CHANGE OF CONTROL ARRANGEMENTS

     The employment agreement between the Company and Mr. Nicolette is for a term ending February 11, 2001. In addition to establishing Mr. Nicolette's annual compensation of $200,000 per year, together with an opportunity to receive up to an additional 50% of such amount, based upon certain performance-based criteria, the use of an automobile and the receipt of life insurance in the amount of $1,000,000, the agreement requires that the Company grant to Mr. Nicolette options to acquire 100,000 shares of Common Stock, with such options vesting at 20% per annum during the five year period commencing on the date of the grant thereof. These options were granted in February 1997. The employment agreements of Mr. Mundy and Dr. Zhou provide for an initial term of two years, with subsequent automatic one year renewals, at annual salaries of $120,000 and $130,000, respectively. In addition to their annual salaries, Mr. Mundy and Dr. Zhou received options to purchase 40,000 shares of Common Stock, vesting at 20% per annum during the five year period commencing on February 10, 1997. The employment agreement of Mr. Whiteman is for a term ending December 31, 1999 at an annual salary of $150,000. The employment agreements of Messrs. Nicolette, Mundy, Whiteman and Dr. Zhou provide for a cost of living adjustment to the base annual salary of each such executive calculated based upon the percentage increase of the Consumer Price Index (as defined in such agreements).

     The employment agreements of Messrs. Nicolette, Mundy, Whiteman and Dr. Zhou provide that in the event of a change in control of the Company, the term of each of their employment will be automatically extended for the period ending two years in the case of Mr. Nicolette's agreement and one year in the case of each of the other agreements, following the date of such change in control. Following such change in control, each of such persons will have the right to terminate his employment for good reason while continuing to receive the salary and bonus otherwise payable thereunder for the remainder of the employment term. Additionally, the employment agreements provide that in the event of a change in control all options held by the employee, whether or not then vested, would fully vest. If the change in control was not approved by a majority of the Existing Directors (as defined in the Company's Certificate of Incorporation), each such officer would be entitled to receive cash in cancellation of such options in an amount equal to the difference between the exercise price of such options and the market price of the Common Stock at the time of cancellation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Sentry Common Stock and Class A Preferred Stock at April 27, 1999, as to each (i) beneficial owner of five percent or more of the Common Stock, (ii) Sentry Director, (iii) executive officer of Sentry and (iv) all Directors and executive officers as a group. On April 27, 1999, 9,750,760 shares of Common Stock and 5,333,334 shares of Preferred Stock were outstanding. The Class A Preferred Stock is non-voting.


NAME AND ADDRESS OF              SHARES OF                 PERCENT OF
BENEFICIAL OWNERS                COMMON STOCK              CLASS(1)

Walter & Edwin Schloss
Associates L.P.
52 Vanderbilt Avenue
New York, NY  10017                674,892 (2)              6.9%


                                      Shares of      Percent          Shares of Class a        Percent
Directors and Executive Officers      Common Stock   of Class(1)      Preferred Stock          of Class(3)

Thomas A. Nicolette                     400,878(4)      4.0%             323,396(5)              5.9%

Peter J. Mundy                          120,222(6)      1.2%              95,200(7)              1.8%

John F. Whiteman                         56,309(8)       *                41,771(9)               *

Peter Y. Zhou                           106,968(10)     1.1%              87,234(11)             1.6%

Paul D. Mellin                            3,600(12)      *                    -                    -

Robert L. Barbanell                      11,600(13)      *                16,537                   *

William A. Perlmuth
c/o Stroock & Stroock & Lavan LLP
180 Maiden Lane
New York, NY  10038                     908,968(14)     9.3%             962,361(15)            18.6%

Robert D. Furst, Jr.
3900 Walden Road
Deephaven, MN  55391                    824,522(16)     8.5%              35,910                  *

All Sentry Directors and
executive officers as a
group (8 persons)                      2,432,976(17)   23.7%           1,593,030(18)           27.9%

---------------------------

*    Less than one percent

(1)  Based on 9,750,760 shares of Common Stock outstanding as of April 27, 1999.
     Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of Common Stock which could be purchased by the indicated person within 60 days upon exercise of stock options.

(2)  Includes 10,070 shares of Common Stock beneficially owned solely by Mr.
     Walter J. Schloss, and 8,022 shares of Common Stock beneficially owned solely by Mr. Edwin W. Schloss.

(3)  Based on 5,333,334 shares of Class A Preferred Stock outstanding as of
     April 27, 1999. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of Class A Preferred Stock which could be purchased by the indicated person within 60 days upon exercise of stock options.

(4) Excludes 41,590 shares of Common Stock held by a trust for the benefit of Mr. Nicolette's wife, as to which shares Mr. Nicolette disclaims beneficial ownership. Includes 74,862 shares of Common Stock held by Mr. Nicolette as co-trustee under trusts for the benefit of his minor children and as to which shares Mr. Nicolette disclaims beneficial ownership. Also includes
     247,139 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(5) Excludes 45,852 shares of Class A Preferred Stock held by a trust for the benefit of Mr. Nicolette's wife, as to which shares Mr. Nicolette disclaims beneficial ownership. Includes 82,536 shares of Common Stock held by Mr.
     Nicolette as co-trustee under trusts for the benefit of his minor children and as to which shares Mr. Nicolette disclaims beneficial ownership. Also includes 197,138 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(6) Includes 93,614 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(7) Includes 73,614 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(8) Includes 40,716 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.

(9) Includes 18,716 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.

(10) Includes 89,203 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(11) Includes 70,703 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(12) Includes 3,600 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(13) Includes 6,600 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days from the date hereof.

(14) Consists of (a) 750,729 shares of Common Stock held by Mr. Perlmuth as
     Executor of the Estate of Arthur J. Minasy, (b) 130,010 shares of Common
     Stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr.
     Minasy's adult children, and (c) 3,327 shares of Common Stock beneficially owned by Mr. Perlmuth. Also includes 24,900 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof. Under the policies of the law firm of which he is of counsel, Mr.
     Perlmuth will share any economic benefits of the options with the other members of such firm.

(15) Consists of (a) 827,678 shares of Class A Preferred Stock held by Mr.
     Perlmuth as Executor of the Estate of Arthur J. Minasy, (b) 143,337 shares of Class A Preferred Stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy's adult children, and (c) 3,667 shares of Class A
     Preferred Stock beneficially owned by Mr. Perlmuth. Also includes 18,300 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof. Under the policies of the law firm of which he is of counsel, Mr. Perlmuth will share any economic benefits of the options with the other members of such firm.

(16) Includes 6,600 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(17) Includes 512,372 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(18) Includes 378,471 shares of Class A Preferred Stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SENTRY TECHNOLOGY CORPORATION


                                             By:  /s/ Peter J. Mundy
                                                  ------------------------
                                                      Peter J. Mundy
                                                      Vice President-Finance,
                                                      Chief Financial Officer,
                                                      Secretary and Treasurer

Dated:  April 27, 1999