Form 10-Q
period 1999-03-31
SENTRY TECHNOLOGY CORP
filed 1999-05-14
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


Commission File Number             1-12727


                          SENTRY TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       96-11-3349733
           --------                                       --------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  350 Wireless Boulevard, Hauppauge,  New York                11788
------------------------------------------------         ----------------------
 (Address of principal executive offices)                    (Zip Code)

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

Yes      X                 No
       ----

Number of shares outstanding of issuer's common stock as of May 13, 1999 was 9,750,760.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX


                                                                     PAGE NO.
                                                                     ---------

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets --
          March 31, 1999 and December 31, 1998                        3

          Condensed Consolidated Statements of Operations --
          Three Months Ended March 31, 1999 and 1998                  4

          Condensed Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1999 and 1998                  5

          Notes to Condensed Consolidated Financial
          Statements -- March 31, 1999                                6 - 7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7 - 9



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            9


Signatures                                                            9


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                             MARCH 31,   DECEMBER 31,
                                                              1999         1998
                                                              ----         ----

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $1,603        $873
   Accounts receivable, less allowance for doubtful
     accounts of $638 and $651, respectively                  9,047       9,308
   Net investment in sales-type leases -
     current portion                                            570         574
   Inventories                                                7,724       7,382
   Assets held for sale                                        --         1,691
   Prepaid expenses and other current assets                    498         371
                                                           --------    --------
         Total current assets                                19,442      20,199

NET INVESTMENT IN SALES-TYPE LEASES -
    non-current portion                                         350         466
SECURITY DEVICES ON LEASE, net                                   60          65
PROPERTY, PLANT AND EQUIPMENT, net                            4,188       4,348
GOODWILL AND OTHER INTANGIBLES, net                           7,826       8,222
OTHER ASSETS                                                    167         196
                                                           --------    --------

                                                            $32,033     $33,496
                                                           ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Revolving line of credit                                  $1,713      $2,765
   Accounts payable                                           2,127       1,257
   Accrued liabilities                                        3,193       3,080
   Obligations under capital leases -
     current portion                                            175         180
   Deferred income                                              230         249
                                                                ---         ---
        Total current liabilities                             7,438       7,531

OBLIGATIONS UNDER CAPITAL LEASES -
     non-current portion                                      3,020       3,061
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                    352         362
                                                           --------    --------
         Total liabilities                                   10,810      10,954

REDEEMABLE CUMULATIVE PREFERRED STOCK                        26,838      26,517

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock                                               10          10
      Additional paid-in capital                             15,201      15,522
      Accumulated deficit                                   (20,826)    (19,507)
                                                           --------    --------
                                                             (5,615)     (3,975)
                                                           --------    --------

                                                            $32,033     $33,496
                                                           ========    ========


See notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                             1999         1998
                                                             ----         -----

REVENUES                                                     $5,390      $5,198

COSTS AND EXPENSES:
Cost of sales                                                 2,773       2,835
Customer service expenses                                     1,700       1,387
Selling, general and administrative expenses                  2,289       2,468
Research and development                                        313         336
Interest expense                                                137          98
                                                                ---          --

                                                              7,212       7,124
                                                              -----       -----

OPERATING LOSS                                               (1,822)     (1,926)

OTHER INCOME - Gain on sale of facilities (Note E)              503        --
                                                                ---        ---

                                                             (1,319)     (1,926)

INCOME TAXES                                                   --            21
                                                             ------          --

NET LOSS                                                     (1,319)     (1,947)

PREFERRED STOCK DIVIDENDS                                       321         306
                                                                ---         ---

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS                  $(1,640)    $(2,253)
                                                            =======     =======

NET LOSS PER COMMON SHARE
    Basic                                                     $(.17)      $(.23)
                                                              =====       =====
    Diluted                                                   $(.17)      $(.23)
                                                              =====       =====

WEIGHTED AVERAGE COMMON SHARES
    Basic                                                     9,751       9,751
                                                              =====       =====
    Diluted                                                   9,751       9,751
                                                              =====       =====








See notes to the condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                            1999       1998
                                                                            ----       ----


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(1,319)   $(1,947)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
      Depreciation and amortization of security
        devices and property, plant and equipment                              203        301
     Amortization of goodwill and intangibles                                  398        397
     Provision for bad debts                                                  --            5
     Gain on sale of facilities                                               (503)      --
    Changes in operating assets and liabilities,
     net of effects of business acquired:
     Accounts receivable                                                       261         69
     Net investment in sales-type leases                                       120        156
     Inventories                                                              (342)      (168)
     Accounts payable                                                          870       (374)
     Accrued liabilities                                                       113         10
     Other, net                                                               (126)      (105)
                                                                              ----       ----

         Net cash used in operating activities                                (325)    (1,656)
                                                                              ----     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of facilities                                     2,194       --
    Purchase of property, plant and equipment, net                             (37)       (25)
    Security devices on lease                                                   (1)       (22)
    Intangibles                                                                 (3)        (4)
                                                                                --         --

         Net cash provided by (used in) investing activities                 2,153        (51)
                                                                             -----        ---

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in borrowings under the revolving
      line of credit                                                        (1,052)     1,052
    Repayment of obligations under capital leases                              (46)       (56)
                                                                               ---        ---

         Net cash provided by (used in) financing activities                (1,098)       996
                                                                            ------        ---

INCREASE (DECREASE) IN CASH                                                    730       (711)

CASH, at beginning of period                                                   873      2,146
                                                                               ---      -----
CASH, at end of period                                                      $1,603     $1,435
                                                                            ======     ======






See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999


NOTE A -- BASIS OF PRESENTATION - KNOGO NORTH AMERICA INC. AND VIDEO SENTRY CORPORATION MERGER
Sentry Technology Corporation ("Sentry"), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The merger has been accounted for as a reverse acquisition of Video Sentry by Knogo N.A. Accordingly, the financial statements of Knogo N.A. are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video Sentry after the Effective Date. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date.

The consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year.

NOTE B  --  NET INVESTMENT IN SALES-TYPE LEASES
The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:


                                                                           MARCH 31, 1999      DECEMBER 31, 1998
                                                                           --------------      -----------------
                                                                                        (in thousands)

Minimum lease payments receivable                                           $1,055                  $1,204
Allowance for uncollectible minimum lease payments                             (53)                    (60)
Unearned income                                                                (98)                   (120)
Unguaranteed residual value                                                     16                      16
                                                                                --                      --
Net investment                                                                 920                   1,040
Less current portion                                                           570                     574
                                                                               ---                     ---
Non-current portion                                                           $350                    $466
                                                                              ====                    ====


NOTE C -- INVENTORIES
Inventories consist of the following:

                                                                           MARCH 31, 1999      DECEMBER 31, 1998
                                                                           --------------      -----------------
                                                                                        (in thousands)

Raw materials                                                               $2,699                  $2,497
Work-in-process                                                              3,171                   3,058
Finished goods                                                               1,854                   1,827
                                                                             -----                   -----
                                                                           $ 7,724                 $ 7,382
                                                                           =======                 =======

Reserves for excess and obsolete inventory totaled $1,381,000 and $1,318,000 as of March 31, 1999 and December 31, 1998, respectively and have been included as a component of the above amounts.

NOTE D  --  SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase products from Knogo N.A. through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $309,000 and $767,000 in the quarters ended March 31, 1999 and 1998, respectively. Included in accounts receivable as of March 31, 1999 and December 31, 1998 are amounts due from Sensormatic of $361,000 and $646,000, respectively.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999


NOTE E  --  OTHER INCOME - GAIN ON SALE OF FACILITIES
In February 1999, the Company sold its Puerto Rico manufacturing facility and Illinois CCTV design center and related land for net proceeds of approximately $2.2 million. At December 31, 1998, included in assets held for sale was approximately $1.7 million representing the net carrying amount of these properties. A gain representing the excess of the net proceeds over the carrying value of these properties of $503,000 was recognized in the first quarter of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within forward-looking statements.

RESULTS OF OPERATIONS:

Consolidated revenues were 4% higher in the quarter ended March 31, 1999 than in the quarter ended March 31, 1998. Revenues from third party customers, other than Sensormatic, in the current periods were $5,081,000 or 94% of total revenues, as compared to $4,431,000 or 85% of total revenues in the prior year period. These revenues increased 15% over the first quarter in the previous year (see Note D to the financial statements). Total revenues for the periods presented are broken out as follows:


                                                             Q-1               Q-1              % Change
                                                             1999              1998             Incr (Decr)
                                                             ----              ----             -----------

EAS systems                                               $  1,618           $   1,492               8
CCTV                                                         2,395               1,274              88
SentryVision(R)                                                295                 792             (63)
3M library products                                            237                 377             (37)
-                                                              ---                 ---             ---
                                                             4,545               3,935              16
Service revenues and other                                     536                 496               8
                                                               ---                 ---               -
Third party customer revenues                                5,081               4,431              15
Sales to Sensormatic                                           309                 767             (60)
                                                               ---                 ---             ---
Total revenues                                            $  5,390           $   5,198               4
                                                          ========           =========               =


The increase in CCTV revenues and decline in SentryVision(R) during the current period is primarily related to the decision by one of the Company's major customers to purchase conventional CCTV for the bulk of its security product orders for 1999.

Cost of sales were 51% of total revenues in the three months ended March 31, 1999 compared to 55% in the same period in the previous year. The reduction in the percentage in the current year is primarily due to better product sourcing resulting in lower component costs and lower sales to Sensormatic on an OEM basis which carry lower margins than normal sales to customers.

Customer service expenses were 23% higher in the first quarter of 1999 than in the first quarter of 1998 due to a higher number of customer service representatives required to install and maintain the increasing CCTV and SentryVision(R) customer base.

Selling, general and administrative expenses were lower when compared to last year's first quarter primarily as a result of the savings from the consolidation of facilities and lower warranty provisions due to fewer expected service calls in the future. As a percentage of revenues, these expenses decreased by 5% from 47% to 42%.

Research and development costs remained fairly constant when compared to the previous year's period. Much of the efforts in the current period were directed towards manufacturing improvements related to the move from Puerto Rico to New York.

Net interest expense for the first quarter of 1999 increased by $39,000 over the first quarter of 1998 due to higher average borrowings under the Company's revolving credit agreement.

During the quarter ended March 31, 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million which resulted in a net gain on the sale of $503,000.

Sentry's income taxes in the quarter ended March 31, 1998 represents a provision on the cumulative earning of the Puerto Rico manufacturing operations which were closed at the end of 1998.

As a result of the foregoing, Sentry had a net loss of $1,319,000 in the quarter ended March 31, 1999 as compared to a net loss of $1,947,000 in the quarter ended March 31, 1998.

Preferred stock dividends of $321,000 and $306,000 were recorded in the first quarters of 1999 and 1998, respectively. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with the waiver of certain financial covenants under the Company's agreement with its commercial lender, the Company is restricted from paying cash dividends, including the cash dividend on its Class A Preferred Stock which would otherwise be payable in August. Under the terms of the Class A Preferred Stock, the dividend will cumulate. After August, Class A Preferred Stockholders, voting as a class, will be entitled to elect two additional directors to the Company's Board.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 1999

During the quarter the Company funded its operations and capital expenditures through borrowings under its revolving credit facility and use of existing cash. The cash proceeds of $2.2 million from the sale of certain facilities, noted above, were used to reduce borrowings under the revolving credit facility during the current quarter.

The Company anticipates that current cash reserves, cash generated by operations and financing arrangements should be sufficient to meet the Company's working capital requirements as well as future capital expenditure requirements for the next twelve months.

YEAR 2000 UPDATE

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

Recognizing the potential impact, the Company began actively resolving its Year 2000 compliance issues in early 1997. Using internal and external resources, the Company analyzed and assessed its business systems, including computer systems, PC's and network hardware, telephone systems, production process controllers, access control, office equipment and the product it sells.

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

The cost of becoming compliant is not expected to exceed $300,000 and approximately one third has been incurred to date. The remaining costs relate primarily to hardware upgrades to the Company's PC's and telephone systems which will be completed by the third quarter of 1999. There can be no assurance that the Company will not incur unanticipated costs or that it will be able to successfully address all Year 2000 issues.

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


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a)  List of Exhibits:
        10.14 Second Amendment and Third Waiver to the Loan and Security Agreement between the Company and General Electric Capital Corporation dated May 12, 1999.
        27.    Financial Data Schedule (For SEC use only)

   (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SENTRY TECHNOLOGY CORPORATION


Date: May 13, 1999            By: /S/   PETER J. MUNDY
                                  --------------------------------------------
                                  Peter J. Mundy, Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)