Form 10-Q
period 1999-06-30
SENTRY TECHNOLOGY CORP
filed 1999-08-06
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


Commission File Number          1-12727
                         --------------------------

                          SENTRY TECHNOLOGY CORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                 96-11-3349733
--------------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

        350 WIRELESS BOULEVARD, HAUPPAUGE, NEW YORK         11788
-------------------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

                                  516-232-2100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X               No
       -------                -------

Number of shares outstanding of issuer's common stock as of August 4, 1999 was 9,750,761.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX


                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets --
              June 30, 1999 and December 31, 1998                         3

              Condensed Consolidated Statements of Operations --
              Three Months Ended June 30, 1999 and 1998
              and Six Months Ended June 30, 1999 and 1998                 4

              Condensed Consolidated Statements of Cash Flows --
              Six Months Ended June 30, 1999 and 1998                     5

              Notes to Condensed Consolidated Financial
              Statements -- June 30, 1999                                 6-7


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               7-9



PART II.   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                            10


Signatures                                                                10

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                                June 30,             December 31,
                                                                                 1999                   1998
                                                                             -----------             ------------
                                                                             (Unaudited)
                                     ASSETS
                                     -------
CURRENT ASSETS
      Cash and cash equivalents                                            $   1,002                 $     873
      Accounts receivable, less allowance for doubtful
         accounts of $605 and $651, respectively                               8,350                     9,308
      Net investment in sales-type leases -
         current portion                                                         525                       574
      Inventories                                                              6,897                     7,382
      Assets held for sale                                                       ---                     1,691
      Prepaid expenses and other current assets                                  447                       371
                                                                            ---------                 ---------
               Total current assets                                           17,221                    20,199

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                        203                       466
SECURITY DEVICES ON LEASE, net                                                    55                        65
PROPERTY, PLANT AND EQUIPMENT, net                                             4,046                     4,348
GOODWILL AND OTHER INTANGIBLES, net                                            7,441                     8,222
OTHER ASSETS                                                                     155                       196
                                                                           ---------                 ---------

                                                                           $  29,121                 $  33,496
                                                                           =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Revolving line of credit                                             $     634                 $   2,765
      Accounts payable                                                         1,476                     1,257
      Accrued liabilities                                                      2,900                     3,080
      Obligations under capital leases -
         current portion                                                         169                       180
      Deferred income                                                            396                       249
                                                                           ---------                 ---------
               Total current liabilities                                       5,575                     7,531

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                                      2,976                     3,061
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     335                       362
                                                                           ---------                 ---------
               Total liabilities                                               8,886                    10,954

REDEEMABLE CUMULATIVE PREFERRED STOCK                                         27,171                    26,517

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock                                                                10                        10
      Additional paid-in capital                                              14,868                    15,522
      Accumulated deficit                                                    (21,814)                  (19,507)
                                                                           ---------                 ---------
                                                                              (6,936)                   (3,975)
                                                                           ---------                 ---------
                                                                           $  29,121                 $  33,496
                                                                           =========                 =========


See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                                 ------------------             ------------------
                                                 1999          1998             1999          1998
                                                 ----          ----             ----          ----
REVENUES                                        $  7,269       $  7,199       $ 12,659       $ 12,397

COSTS AND EXPENSES:
Cost of sales                                      4,146          3,155          6,919          5,990
Customer service expenses                          1,289          1,649          2,989          3,036
Selling, general and
   administrative expenses                         2,379          2,443          4,668          4,911
Research and development                             322            330            635            666
Interest expense, net                                121            113            258            211
                                                     ---            ---            ---            ---
                                                   8,257          7,690         15,469          14,814
                                                   -----          -----         ------          ------

OPERATING LOSS                                      (988)          (491)        (2,810)        (2,417)

OTHER INCOME - Gain on sale
   of facilities (Note E)                           --             --              503           --
                                                 --------       --------       --------       ---------

                                                    (988)          (491)        (2,307)         (2,417)

INCOME TAXES                                        --             --             --               21
                                                 --------       --------       --------       ---------

NET LOSS                                            (988)          (491)        (2,307)        (2,438)

PREFERRED STOCK DIVIDENDS                            333            317            654            623
                                                  --------       --------       --------       ---------

NET LOSS ATTRIBUTED
   TO COMMON SHAREHOLDERS                       $  1,321)       $  (808)      $ (2,961)      $ (3,061)
                                                ========        =======       ========       ========

NET LOSS PER COMMON SHARE
      Basic                                     $   (.14)       $  (.08)      $   (.30)      $ ( .31)
                                                =========       =========     =========      =========

      Diluted                                   $   (.14)       $   .08)      $   (.30)      $ ( .31)
                                                =========       =========      =========     =========
WEIGHTED AVERAGE
   COMMON SHARES
      Basic                                        9,751          9,751          9,751          9,751
                                                   =====          =====          =====          =====
      Diluted                                      9,751          9,751          9,751          9,751
                                                   =====          =====          =====          =====


See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                                            SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         --------------------
                                                                        1999                1998
                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $(2,307)            $(2,438)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization of security
            devices and property, plant and equipment                       416                 590
         Amortization of goodwill and intangibles                           797                 793
         Provision for bad debts                                             14                   7
         Gain on sale of facilities                                        (503)                 --
      Changes in operating assets and liabilities,
          net of effects of business acquired:
         Accounts receivable                                                944                (868)
         Net investment in sales-type leases                                312                 299
         Inventories                                                        485                 112
         Accounts payable                                                   219                (910)
         Accrued liabilities                                               (180)                  4
         Other, net                                                          85                 (40)
                                                                        -------             -------

               Net cash provided by (used in) operating activities          282              (2,451)
                                                                        -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale of facilities                                2,194                --
      Purchase of property, plant and equipment, net                       (106)                (16)
      Security devices on lease                                               2                 (29)
      Intangibles                                                           (16)                 (7)
                                                                        -------             -------

               Net cash provided by (used in) investing activities        2,074                 (52)
                                                                        -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) under the revolving line of credit       (2,131)              1,901
      Repayment of obligations under capital leases                         (96)                (93)
                                                                        -------             -------

               Net cash provided by (used in) financing activities       (2,227)              1,808
                                                                        -------             -------

INCREASE (DECREASE) IN CASH                                                 129                (695)

CASH, at beginning of period                                                873               2,146
                                                                        -------             -------
CASH, at end of period                                                  $ 1,002             $ 1,451
                                                                        =======             =======


See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


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

NOTE B -- NET INVESTMENT IN SALES-TYPE LEASES
The Company is the lessor of security devices under agreements expiring in various years through 2002. The net investment in sales-type leases consists of:


                                                                           JUNE 30, 1999        DECEMBER 31, 1998
                                                                           -------------        -----------------
                                                                                         (in thousands)

Minimum lease payments receivable                                          $     837                 $   1,204
Allowance for uncollectible minimum lease payments                               (41)                      (60)
Unearned income                                                                  (68)                     (120)
Unguaranteed residual value                                                      ---                        16
                                                                           ---------                 ---------
Net investment                                                                   728                     1,040
Less current portion                                                             525                       574
                                                                           ---------                 ---------
Non-current portion                                                        $     203                 $     466
                                                                           =========                 =========


NOTE C -- INVENTORIES
Inventories consist of the following:


                                                                           JUNE 30, 1999        DECEMBER 31, 1998
                                                                           ------------         -----------------
                                                                                       (in thousands)

Raw materials                                                              $   2,508                 $   2,497
Work-in-process                                                                2,711                     3,058
Finished goods                                                                 1,678                     1,827
                                                                           ---------                 ---------
                                                                           $   6,897                 $   7,382
                                                                           =========                 =========

Reserves for excess and obsolete inventory totaled $1,311,000 and $1,318,000 as of June 30, 1999 and December 31, 1998, respectively and have been included as a component of the above amounts.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


NOTE D -- SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase products from Knogo N.A. through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $1,371,000 and $531,000 in the quarters ended June 30, 1999 and 1998 and $1,680,000 and $1,298,000 in the six month periods ended June 30, 1999 and 1998, respectively. Included in accounts receivable as of June 30, 1999 and December 31, 1998 are amounts due from Sensormatic of $1,079,000 and $162,000, respectively.


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


RESULTS OF OPERATIONS:

Consolidated revenues were 1% and 2% higher in the quarter and six month period ended June 30, 1999 than in the quarter and six month period ended June 30, 1998. Revenues from third party customers, other than Sensormatic, in the current periods were 81% and 87% of total revenues, as compared to 93% and 90% of total revenues in the prior year periods. Total revenues for the periods presented are broken out as follows:


                                     Q-2          Q-2                           6 Mos.       6 Mos.
                                     1999         1998        CHANGE             1999         1998        CHANGE
                                     ----         ----        ------             ----         ----        ------

EAS systems                      $   1,680     $  1,477           14%        $   3,298    $   2,969          11%
CCTV                                 2,143        1,958            9%            4,538        3,232          40%
SentryVision(R)                        810        1,946          (58%)           1,105        2,738         (60%)
3M library products                    596          511           17%              833          888          (6%)
-                                      ---          ---           --               ---          ---          --

                                     5,229        5,892          (11%)           9,774        9,827          (1%)
Service revenues and other             669          776          (14%)           1,205        1,272          (5%)
                                       ---          ---          ---             -----        -----          --

Third party customer revenues         5,898       6,668          (12%)          10,979       11,099          (1%)
Sales to Sensormatic                  1,371         531          158%            1,680        1,298          29%
                                      -----         ---          ---             -----        -----          --

Total revenues                   $    7,269     $ 7,199            1%        $  12,659    $  12,397           2%
                                 ==========     =========      ========      =========    =========         =====

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in CCTV revenues and decline in SentryVision(R) during the current year periods is primarily related to the decision by one of the Company's major customers to purchase conventional CCTV for the bulk of its security product orders for 1999. Also, the second quarter of 1998 included a SentryVision(R) sale to a multi-level parking garage which accounted for $1.2 million.

Cost of sales were 57% and 55% of total revenues in the three and six month periods ended June 30, 1999 compared to 44% and 48% in the same periods in the previous year. The increase in the percentage in the current year periods as compared to the previous year periods is a result of a combination of factors including: (i) a higher percentage of revenues resulting from sales to the Company's distributors and to Sensormatic, both of which carry lower margins than direct customer sales; (ii) increased sales of CCTV products which result in higher product costs than the SentryVision(R) product line; and (iii) higher EAS product costs due to continued training costs and lower machine output levels on equipment damaged in transit from the Puerto Rico plant.

Customer service expenses were 22% and 2% lower in the second quarter and first six months of 1999 as compared to the second quarter and first six months of 1998 due primarily to a lower number of SentryVision(R) installations in the current periods which require more labor than installations of the Company's other products.

Selling, general and administrative expenses were lower in both the three month and six month periods ended June 30, 1999 as compared to the same periods of the previous year primarily as a result of the savings through the consolidation of facilities.

Research and development costs remained fairly constant in all periods presented. The primarily emphasis in the current year has been directed towards manufacturing improvements related to the move from Puerto Rico to New York and improvements to the SentryVision(R)system.

Net interest expense for the second quarter and first six months of 1999 increased by $8,000 and $47,000, repectively, over the same periods of 1998. The increase is due to higher net borrowings under the Company's revolving credit agreement.

During the first quarter of 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million which resulted in a net gain on the sale of $503,000.

Sentry's income taxes in the first half of 1998 represent a provision on the cumulative earning of the Puerto Rico manufacturing operations which were closed at the end of 1998. Due to net losses, Sentry has not provided for income taxes in any other periods presented.

As a result of the foregoing, Sentry had a net loss of $988,000 and $2,307,000 in the quarter and six month period ended June 30, 1999 as compared to a net loss of $491,000 and $2,438,000 in the quarter and six months ended June 30, 1998.

Preferred stock dividends of $333,000 and $654,000 have been recorded in the second quarter and first six months of 1999 as compared to $317,000 and $623,000 in the second quarter and first six months of 1998. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with the waiver of certain financial covenants under the Company's agreement with its commercial lender, the Company is restricted from paying cash dividends, including the cash dividend on its Class A Preferred Stock which would otherwise be payable in August of 1999. Under the terms of the Class A Preferred Stock, the dividends will cumulate and Class A Preferred Stockholders, voting as a class, will be entitled to elect two additional directors to the Company's Board.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 1999

The Company has funded its operations and capital expenditures through borrowings under its revolving credit facility and use of existing cash. The cash proceeds of $2.2 million from the sale of certain facilities, noted above, were used to reduce borrowings under the revolving credit facility during the first quarter.

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

The cost of becoming compliant is not expected to exceed $300,000 and approximately one half has been incurred to date. The remaining costs relate primarily to hardware upgrades to the Company's PC's and telephone systems which will be completed by the third quarter of 1999. There can be no assurance that the Company will not incur unanticipated costs or that it will be able to successfully address all Year 2000 issues.

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

JUNE 30, 1999

PART II  -  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   List of Exhibits:
            27.  Financial Data Schedule (For SEC use only)

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SENTRY TECHNOLOGY CORPORATION


Date:   AUGUST 5, 1999        By: /S/   PETER J. MUNDY
                                  ---------------------------------------------
                                  Peter J. Mundy, Vice President - Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)