Form 10-Q
period 1999-09-30
SENTRY TECHNOLOGY CORP
filed 1999-11-15
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 1999

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

Yes  X     No ____

Number of shares outstanding of issuer's common stock as of November 12, 1999 was 9,750,760.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX


                                                                     PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Consolidated Balance Sheets --
              September 30, 1999 and December 31, 1998                  3

              Condensed Consolidated Statements of Operations --
              Three Months Ended September 30, 1999 and 1998
              and Nine Months Ended September 30, 1999 and 1998        4

              Condensed Consolidated Statements of Cash Flows --
              Nine Months Ended September 30, 1999 and 1998            5

              Notes to Condensed Consolidated Financial
              Statements -- September 30, 1999                       6 - 7


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          7 - 9



PART II.   OTHER INFORMATION

Item 3.       Defaults Upon Senior Securities                         10


Item 6.       Exhibits and Reports on Form 8-K                        10


Signatures                                                            10

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                        September 30,         December 31,
                                                                           1999                     1998
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $ 1,180              $  873
      Accounts receivable, less allowance for doubtful
         accounts of $604 and $651, respectively                             8,071               9,308
      Net investment in sales-type leases -
         current portion                                                       472                 574
      Inventories                                                            7,042               7,382
      Assets held for sale                                                    ---                1,691
      Prepaid expenses and other current assets                                340                 371
                                                                          ---------            ---------
               Total current assets                                         17,105              20,199

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                      127                 466
SECURITY DEVICES ON LEASE, net                                                  76                  65
PROPERTY, PLANT AND EQUIPMENT, net                                           4,057               4,348
GOODWILL AND OTHER INTANGIBLES, net                                          7,045               8,222
OTHER ASSETS                                                                    22                 196
                                                                          ---------           ----------

                                                                         $  28,432            $ 33,496
                                                                         =========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Revolving line of credit                                           $   1,660            $  2,765
      Accounts payable                                                       1,252               1,257
      Accrued liabilities                                                    2,918               3,080
      Obligations under capital leases -
         current portion                                                       163                 180
      Deferred income                                                          334                 249
                                                                           ---------          ---------
               Total current liabilities                                     6,327               7,531

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                                    2,934               3,061
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                   313                 362
                                                                           ---------          ---------
               Total liabilities                                             9,574              10,954

REDEEMABLE CUMULATIVE PREFERRED STOCK                                       27,507              26,517

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock                                                              10                  10
      Additional paid-in capital                                            14,532              15,522
      Accumulated deficit                                                  (23,191)            (19,507)
                                                                          ----------           ---------
                                                                            (8,649)             (3,975)
                                                                          ----------          ----------
                                                                          $ 28,432            $ 33,496
                                                                          ==========          ==========


See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)


                                                    Three Months Ended                      Nine Months Ended
                                                        September 30,                         September 30,
                                                 -------------------------              ---------------------
                                                 1999             1998                 1999             1998
                                                 ----             ----                 ----             ----

REVENUES                                     $  5,523         $   8,100             $  18,182        $  20,497

COSTS AND EXPENSES:
Cost of sales                                   2,872             4,001                 9,791            9,991
Customer service expenses                       1,245             1,637                 4,234            4,673
Selling, general and
   administrative expenses                      2,257             2,461                 6,925            7,372
Research and development                          397               343                 1,032            1,009
Interest expense, net                             129               141                   387              352
                                            ---------         ---------             ---------        ---------

                                                6,900             8,583                22,369           23,397
                                            ---------         ---------             ---------        ---------

OPERATING LOSS                                 (1,377)             (483)               (4,187)          (2,900)

OTHER INCOME - Gain on sale
   of facilities (Note E)                         ---               ---                   503              ---
                                            ---------         ---------             ---------        ---------

                                               (1,377)             (483)               (3,684)          (2,900)

INCOME TAXES                                      ---               ---                   ---               21
                                            ---------         ---------             ---------        ---------

NET LOSS                                       (1,377)             (483)               (3,684)          (2,921)

PREFERRED STOCK DIVIDENDS                         336               320                   990              943
                                            ---------         ---------             ---------        ---------

NET LOSS ATTRIBUTED
   TO COMMON SHAREHOLDERS                   $  (1,713)        $    (803)            $  (4,674)       $  (3,864)
                                            =========         =========             =========        =========

NET LOSS PER COMMON SHARE
 Basic                                      $   (.18)         $    (.08)            $    (.48)       $    (.40)
                                           ===========       ===========            =========        ==========
Diluted                                     $   (.18)         $    (.08)            $    (.48)       $    (.40)
                                           ============      ===========            =========        ==========

WEIGHTED AVERAGE
   COMMON SHARES
      Basic                                     9,751             9,751                 9,751            9,751
                                            =========         =========             =========        =========
      Diluted                                   9,751             9,751                 9,751            9,751
                                            =========         =========             =========        =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                              Nine Months Ended
                                                                                  September 30,
                                                                              1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                         -----                ----
      Net loss                                                             $  (3,684)           $  (2,921)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization of security
            devices and property, plant and equipment                            584                  867
         Amortization of goodwill and intangibles                              1,194                1,190
         Provision for bad debts                                                  20                   15
         Gain on sale of facilities                                             (503)                 ---
      Changes in operating assets and liabilities,
         net of effects of business acquired:
         Accounts receivable                                                   1,217               (2,744)
         Net investment in sales-type leases                                     441                  406
         Inventories                                                             340                   (1)
         Accounts payable                                                         (5)                (159)
         Accrued liabilities                                                    (162)                 427
         Other, net                                                              241                  (38)
                                                                           ---------            ---------

               Net cash used in operating activities                            (317)              (2,958)
                                                                           ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale of facilities                                     2,194                  ---
      Purchase of property, plant and equipment, net                            (274)                (175)
      Security devices on lease                                                  (30)                 (14)
      Intangibles                                                                (17)                 (17)
                                                                           ---------            ---------

               Net cash provided by (used in) investing activities             1,873                 (206)
                                                                           ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) under the revolving line of credit            (1,105)               2,459
      Repayment of obligations under capital leases                             (144)                (141)
                                                                           ---------            ---------

               Net cash provided by (used in) financing activities            (1,249)               2,318
                                                                           ---------            ---------

INCREASE (DECREASE) IN CASH                                                      307                 (846)

CASH, at beginning of period                                                     873                2,146
                                                                           ---------            ---------
CASH, at end of period                                                     $   1,180            $   1,300
                                                                           =========            =========


See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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


NOTE B -- NET INVESTMENT IN SALES-TYPE LEASES
The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:


                                                                          SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                          ------------------       -----------------
                                                                                         (in thousands)
Minimum lease payments receivable                                          $     685                 $   1,204
Allowance for uncollectible minimum lease payments                               (34)                      (60)
Unearned income                                                                  (52)                     (120)
Unguaranteed residual value                                                      ---                        16
                                                                           ---------                 ---------
Net investment                                                                   599                     1,040
Less current portion                                                             472                       574
                                                                           ---------                 ---------
Non-current portion                                                        $     127                 $     466
                                                                           =========                 =========


NOTE C  --  INVENTORIES
Inventories consist of the following:

                                                                           SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                                           ------------------        -----------------
                                                                                          (in thousands)

Raw materials                                                              $   2,574                 $   2,497
Work-in-process                                                                2,731                     3,058
Finished goods                                                                 1,737                     1,827
                                                                            ---------                ---------
                                                                           $   7,042                 $   7,382
                                                                           =========                 =========

Reserves for excess and obsolete inventory totaled $1,299,000 and $1,318,000 as of September 30, 1999 and December 31, 1998, respectively and have been included as a component of the above amounts.


NOTE D -- SUPPLY AGREEMENT
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation ("Sensormatic") was obligated to purchase products from Knogo N.A. through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $125,000 and $116,000 in the quarters ended September 30, 1999 and 1998 and $1,805,000 and $1,414,000 in the nine month periods ended September 30, 1999 and 1998, respectively.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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


RESULTS OF OPERATIONS:

Consolidated revenues were 32% and 11% lower in the quarter and nine month period ended September 30, 1999 than in the quarter and nine month period ended September 30, 1998. Total revenues for the periods presented are broken out as follows:

                                     Q-3          Q-3                           9 Mos.       9 Mos.
                                     1999         1998        CHANGE             1999         1998        CHANGE
                                     ----         ----        ------             ----         ----        ------

EAS systems                      $   2,349     $  2,610          (10%)       $   5,647    $   5,579           1%
CCTV                                 1,496        2,431          (38%)           6,034        5,663           7%
SentryVision(R)                        580        1,948          (70%)           1,685        4,686         (64%)
3M library products                     83          316          (74%)             916        1,204         (24%)
                                 ---------     --------     ---------        ---------    ---------     --------
                                     4,508        7,305          (38%)          14,282       17,132         (17%)
Service revenues and other             890          679           31%            2,095        1,951           7%
                                 ---------     --------     ----------       ---------    ---------     --------
Third party customer revenues        5,398        7,984          (32%)          16,377       19,083         (14%)
Sales to Sensormatic                   125          116            8%            1,805        1,414          28%
                                 ---------     --------     ---------        ---------    ---------     --------
Total revenues                   $   5,523     $  8,100          (32%)       $  18,182    $  20,497         (11%)
                                 =========     ========     ==========       =========    =========     =========


In the third quarter of 1999, revenues decreased in all product lines. The decrease is attributed to a slow-down in the number of orders placed by both the Company's existing customer base as well as new prospective customers, resulting in a significant decline in sales during the period. Management believes that revenues were also negatively impacted by the Company's announcement in the third quarter that it retained an investment banking firm for a possible corporate transaction, which raised uncertainties about the Company's future with its customers. For the nine month period ended September 30, 1999, the decline in SentryVision(R) is primarily related to the decision by one of the Company's major SentryVision(R) customers to purchase conventional CCTV for the bulk of its security product orders for 1999.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Cost of sales were 52% and 54% of total revenues in the three and nine month periods ended September 30, 1999 compared to 49% in both the same periods in the previous year. The increase in the percentage in the current year periods as compared to the previous year periods is a result of a combination of factors including: (i) increased scrap and rework costs associated with quality related issues in the SentryVision(R) product line; (ii) increased sales of CCTV products in the nine month period which result in higher product costs than the SentryVision(R) product line; and (iii) higher EAS product costs due to continued lower machine output levels on equipment damaged in transit from the Puerto Rico plant.

Customer service expenses were 24% and 9% lower in the third quarter and first nine months of 1999 as compared to the third quarter and first nine months of 1998 due primarily to a lower number of SentryVision(R) installations in the current periods which require more labor than installations of the Company's other products.

Selling, general and administrative expenses were lower in both the three month and nine month periods ended September 30, 1999 as compared to the same periods of the previous year primarily as a result of the savings through the consolidation of facilities.

Research and development costs were slightly higher in the third quarter of 1999 as compared to 1998. The primary emphasis in the current year has been directed towards manufacturing improvements related to the move from Puerto Rico to New York and improvements to the SentryVision(R) system.

Net interest expense for the third quarter of 1999 decreased by $12,000 over the same period of 1998 due to lower net borrowings under the Company's revolving credit agreement.

During the first quarter of 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million which resulted in a net gain on the sale of $503,000.

Sentry's income taxes in the first nine months of 1998 represent a provision on the cumulative earning of the Puerto Rico manufacturing operations which were closed at the end of 1998. Due to net losses, Sentry has not provided for income taxes in any other periods presented.

As a result of the foregoing, Sentry had a net loss of $1,377,000 and $3,684,000 in the quarter and nine month period ended September 30, 1999 as compared to a net loss of $483,000 and $2,921,000 in the quarter and nine months ended September 30, 1998.

Preferred stock dividends of $336,000 and $990,000 have been recorded in the third quarter and first nine months of 1999 as compared to $320,000 and $943,000 in the third quarter and first nine months of 1998. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with the waiver of certain financial covenants under the Company's agreement with its commercial lender, the Company is restricted from paying cash dividends, including the cash dividend on its Class A Preferred Stock which would otherwise have been payable in August of 1999. Under the terms of the Class A Preferred Stock, the dividends will cumulate and Class A Preferred Stockholders, voting as a class, will be entitled to elect two additional directors to the Company's Board.


LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 1999

The Company has funded its operations and capital expenditures through borrowings under its revolving credit facility and use of existing cash. The cash proceeds of $2.2 million from the sale of certain facilities, noted above, were used to reduce borrowings under the revolving credit facility during the first quarter. The Company has no material capital expenditure or purchase commitments as of September 30, 1999.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Company's existing credit agreement with G.E. Capital Corporation is due to expire as of December 31, 1999. The Company's ability to renew the credit agreement will depend, in large part, on its ability to reduce losses and improve operating results. Presently, the Company is completing its revised business plan for the year 2000 and beyond which, upon completion, will be presented to the existing lender and others. Although there are no assurances that their efforts will be successful, it is management's belief that it will be able to renew or replace the existing line. The existing credit agreement does not permit the Company to pay cash dividends on the Class A Preferred Stock. Accordingly, the August 1999 dividend was not paid but instead was cumulated. Management believes that any replacement facility would similarly prohibit the Company from paying cash dividends.

The Company anticipates that current cash reserves, cash generated by operations and cash obtained under financing arrangements, if consummated, should be sufficient to meet the Company's working capital requirements as well as future capital expenditure requirements for the next twelve months.


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

The Company has incurred approximately $300,000 of costs to date related to the Year 2000 program. Approximately $196,000 was incurred in the first nine months of 1999. The remaining costs, estimated to be $55,000, relate primarily to hardware upgrades on the Company's PC's and telephone systems, which will be completed before the end of 1999. There can be no assurance that the Company will not incur unanticipated costs or that it will be able to address all Year 2000 issues.

The impact of the Year 2000 issue on the Company will also be affected by the Year 2000 readiness of its business partners, customers, suppliers and vendors and providers of facilities, equipment and services. Failure by these third parties to be Year 2000 compliant may adversely affect, among other things, the Company's production, revenue and the timing of cash receipts. The Company has contacted many of its critical suppliers, financial institutions, public utilities and other entities to determine the Year 2000 readiness of its material business relationships. While the Company has not been informed of any material risks associated with these entities, there is no guarantee of the Year 2000 readiness of those entities or the potential material adverse effect on the Company.

SENTRY TECHNOLOGY CORPORATION
SEPTEMBER 30, 1999


PART II  -  OTHER INFORMATION

RECENT DEVELOPMENTS
As a result of the Company's current operating results and low stock price, the Company has scheduled meetings with the American Stock Exchange (the "Exchange") on the future listing status of the Company's stock on the Exchange. Should the Exchange determine to discontinue the Company's listing, the Company's stock would continue to trade on an over-the-counter basis. This, however, could have a negative impact on the Company's stock price.

On October 13, 1999, the Company gave notice to Legg Mason Wood Walker ("Legg Mason") of the Company's determination to terminate its engagement with Legg Mason. The termination was effective November 3, 1999. The Company retained Legg Mason in May 1999 to locate a potential strategic partner for a corporate transaction with the Company. As of October 13, 1999, Legg Mason had been unsuccessful in developing a potential transaction, and the Company resolved to end its search. Management believes that the Company's low stock price (relative to its competitors') and unsuccessful search for a strategic transaction partner may raise uncertainties with the Company's present customers and impede development of new customers.

On October 15, 1999, the Company appointed Anthony H.N. Schnelling as the interim President & Chief Executive Officer of the Company, replacing Thomas A. Nicolette. Mr. Schnelling, who is a principal of Restoration Management Company, LLC, will focus the management team's efforts on revising the Company's business plan with a view to reduce losses and improve the Company's operating results over the next year. However, based on the Company's present condition, there can be no assurance that management will be successful in these efforts.

Item 3.        Defaults Upon Senior Securities

     (b) As described more fully in Management's Discussion and Analysis of Financial Condition above, the agreement governing the Company's existing credit facility presently will not permit the Company to pay the dividend. Accordingly, on August 12, 1999 the Company did not pay the $.125 cash dividend per share on its Class A Preferred Stock. Since any replacement credit facility is likely to also prohibit the payment of cash dividends, the Company believes that it will not pay the February 2000 dividend on the Class A Preferred Stock. Unpaid dividends cumulate as provided in the Certificate of Designations governing the Class A Preferred Stock. See "Liquidity and Capital Resources."

Item 6.   Exhibits and Reports on Form 8-K

      (a) List of Exhibits:

          10.15 Consulting Agreement between the Company and Restoration Management Company, LLC
          27.   Financial Data Schedule (For SEC use only)

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SENTRY TECHNOLOGY CORPORATION


Date:    NOVEMBER 12, 1999                   By: /S/ PETER J. MUNDY
         -----------------                       -------------------
                                                 Peter J. Mundy, Vice President
                                                 - Finance and Chief Financial
                                                 Officer (Principal Financial
                                                 and Accounting Officer)