Form 10-K
period 1999-12-31
SENTRY TECHNOLOGY CORP
filed 2000-04-14
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 1-12727

                                -----------------

                          SENTRY TECHNOLOGY CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                           96-11-3349733
    -----------------------------------            ---------------
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                350 WIRELESS BOULEVARD, HAUPPAUGE, NEW YORK 11788
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 232-2100

        Securities registered pursuant to Section 12(b) of the Act: None.


           Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS:

                          Common Stock, $.001 par value

                    Class A Preferred Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,973,000 based upon the closing price of such securities on the American Stock Exchange on that date. At March 31, 2000, the Registrant had outstanding 9,750,760 shares of Common Stock and 5,333,334 shares of Class A Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. BUSINESS.

FORMATION OF THE COMPANY; GENERAL

     The Company was formed in connection with the February 1997 merger of Knogo North America Inc., a Delaware corporation, and Video Sentry Corporation, a Minnesota corporation. Pursuant to the Merger Agreement for the transaction, Sentry Technology Corporation ("Sentry") is now the parent corporation of two wholly-owned Delaware subsidiaries: Knogo North America Inc. ("Knogo") and Video Sentry Corporation ("Video"). This series of transactions is referred to herein collectively as the "Merger."

     The Merger was accounted for under the purchase method of accounting. Although former Video shareholders received a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles requires consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. As a result of these factors, further described in Note 1 to the Consolidated Financial Statements, and solely for accounting and financial reporting purposes, the Merger was accounted for as a reverse acquisition of Video by Knogo. Accordingly, the financial statements of Knogo are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video after the Effective Date.

     Video designs, manufactures, markets, installs and services a programmable traveling closed circuit television surveillance system that delivers a high quality video picture which is used in a wide variety of applications. Video also acts as a system integrator for conventional CCTV products that it markets, installs and services. Video's predecessor was founded in 1990 and made its first sales in 1992.

     Knogo is engaged in the design, manufacture, sale, installation and servicing of a complete line of electronic article surveillance equipment. Knogo was incorporated in Delaware in October 1996. Its corporate predecessors had been in business for more than 30 years.

RECENT DEVELOPMENTS

     The Company's strategy following the Merger in 1997 was to use Knogo's engineering staff and excess manufacturing capacity resulting from a 1994 restructuring for the reengineering and production of its proprietary and patented SentryVision(R) programmable traveling closed circuit television surveillance ("CCTV") systems. With the reengineering completed, management believed that sales of SentryVision(R), which had fallen in the final year that Video was a separate corporation, would rebound.

     While the engineering staff was able to resolve substantially the design and manufacturing problems associated with SentryVision(R), the sales of the system did not achieve the levels anticipated by the Company.

     Furthermore, while still profitable, sales of Knogo's Electronic Article Surveillance ("EAS") systems have continued to erode due to the attention the Company gave to the reengineering and marketing of SentryVision(R) as well as competition from lower-priced "off-the-shelf" systems and competition from larger, better-financed competitors such as Sensomatic Electronics Corporation and Checkpoint Systems Inc. In addition, due to a non-compete provision entered into by Knogo in 1994, the Company has not been permitted to market its EAS products outside of the United States and Canada. The non-compete provision expired at the end of 1999.

     Prior to the expiration of the non-compete, the Company recognized that, because of its continuing operating losses and the depletion of its tangible assets to fund ongoing operations, its ability to continue to market its existing SentryVision(R) and EAS products and to develop new products and product extensions to allow it to remain competitive would require additional investment. The Company engaged an investment banking firm to help position the Company for an additional investment or for possible acquisition. This effort was not successful, and the Company terminated its arrangement with the investment bank in November, 1999.

     In October 1999, faced with continued losses and sales which failed to meet projected levels, the Board of Directors removed the Company's Chief Executive Officer and appointed as interim Chief Executive Officer Anthony H.N. Schnelling, and retained Restoration Management (of which Mr. Schnelling is a principal) to assist in the Company's efforts to reduce operating expenditures, to return the Company to profitability, and to further the Company's efforts to find an acquisition partner or strategic investor.

     Commencing with Mr. Schnelling's engagement, the Company undertook a rigorous review of its operations to determine changes needed to allow for the development of a business plan appropriate to the Company's then existing operational problems and financial circumstances.

Steps taken in connection with or as a result of this review included:

               o Performance of an in-depth review of the Company's immediate and medium term cash needs and the renegotiation of the Company's credit facility.

               o Correction of ongoing manufacturing and operational problems associated with the SentryVision(R) product.

               o Narrowing the target market for the Company's conventional CCTV and SentryVision(R) products to focus on those markets in which the Company had previously achieved successful market penetration.

               o Refocusing the Company's sales efforts to include more emphasis domestically and internationally on the traditional EAS product lines.

               o Realigning each department's organization structure to eliminate barriers to intra- and inter-departmental communication.

               o Revising the budget process to provide increased accuracy in the Company's ability to forecast sales and margins.

               o Downsizing the organization to fit current circumstances and meet forecasted objectives resulting in a reduction in the work force of approximately 23% and a reduction in projected annual operating expenses of approximately $2 million.

               o Reassessing the carrying values of certain assets including inventory and goodwill based on the new business plan.

THE SENTRYVISION(R) SYSTEM

     Video's proprietary CCTV system, called SentryVision(R), is designed to provide enhanced prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. The SentryVision(R) system may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 1999, 1,030 SentryVision(R) systems had been installed in approximately 429 customer locations in North America. Current customers include Lowe's Home Centers, Target Stores, Eckerd Corporation, Mills Fleet Farm, Winn Dixie, Federal Express, UPS, J.C. Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores, Disney Direct Marketing and Duke University. In addition, during 1999 the Company's international distributors installed 20 SentryVision(R) systems in 9 customer locations in Western Europe, Latin America and South Africa. The Company believes that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, the SentryVision(R) systems have enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Video's customers to date, the Company believes the SentryVision(R) system is a cost-effective solution which can improve the operations of its customers.

     The SentryVision(R) system consists of a camera carriage unit, a continuous track enclosed with tinted or mirrored glass enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries two pan/tilt/zoom ("PTZ") CCTV cameras, electronic transmission components and motor drives. The carriage track and enclosure are designed to custom lengths for more complete viewing. Using Video's patented transmission technology, the carriage unit transmits video and control signals from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as analog and digital videocassette recorders, alarm inputs, fixed cameras, PTZ dome cameras, switches/multiplexers, voice intercom systems, panic buttons and remote viewing capability using dedicated phone lines or internet technology.

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

     The SentryVision(R) system is typically installed in large retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Video specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with the SentryVision(R) system. The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting employee theft or performance evaluation of client personnel. Typically, the SentryVision(R) system has been installed near the ceiling between the rows of cash registers and the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Video's current installations indicate significant improvements in detecting shoplifting and employee theft.

     More recently, SentryVision(R) has been integrated with "front end" packages of conventional CCTV cameras, dedicated to monitoring the registers and allowing users to locate the traveling camera track where the maximum coverage of in-store traffic can be monitored. The SentryVision(R) system is today generally sold in conjunction with conventional CCTV applications. Customers using the SentryVision(R) system have reported significant reductions in theft-related inventory shrinkage.

          RETAIL MARKET APPLICATIONS
          o HOME CENTERS. Video has installed 709 systems in more than 275 store locations for six customers in the home center segment of the retail market. Typical of the Company's customers in this market are Lowe's Home Centers, a 580 store chain, and Mills Fleet Farm, a 32 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. Different solutions to this common problem were applied in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

          o MASS MERCHANDISE CHAINS. Video has installed 55 systems for six customers in this segment, including Sears and Target Stores. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

          o SUPERMARKETS. Video has installed 30 systems in 28 store locations for seven supermarket customers. The targeted coverage in most of these installations has been the entire retail space. Supermarket chains using SentryVision(R) include Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart.

          o DRUG STORES. Video has installed 27 systems in 25 store locations for Eckert Drug, Navaro Pharmacy and Rite Aid drug stores. The targeted coverage area for these customers is the entire store.

               INDUSTRIAL MARKET APPLICATIONS
          o DISTRIBUTION CENTERS. Video also provides loss prevention surveillance for distribution centers and warehouses, and has installed 78 systems in distribution centers for 29 different retailers including Kohl's Department Stores, Target Stores, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision(R)system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision(R)system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

          o MANUFACTURING AND TRANSPORTATION FACILITIES. So far SentryVision(R)use in factories has been limited but the benefits of continuous tracking of industrial operations and processes indicate future growth. Continued expansion of the SentryVision(R)dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Recent installations include AT&T Wireless, American Steel, Federal Express, UPS and Wyeth-Agerst Labs.

          INSTITUTIONAL MARKET APPLICATIONS
          o PARKING, CORRECTIONS, AND GOVERNMENT INSTITUTIONS. The Company has installed 108 systems in three parking garages at Duke University's Medical Center with major benefits identified as savings in guard costs, vandalism, safety and theft. SentryVision(R) has been installed in correctional facilities in Texas, California, New Mexico and Illinois, with reported safety benefits of continuous coverage in dormitory, recreation and visitation areas. SentryVision(R) installations have also been completed in various government agencies including the Federal Reserve Bank, US Postal Service, US Immigration Service and the US Marine Corps.

     The Company has developed a new generation SV-2000 SentryVision(R) system which will begin shipping in the second quarter of 2000. New components and software provide increased life, reliability and performance.

CONVENTIONAL CCTV SYSTEMS

     Conventional CCTV is cost effective in many applications and is the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, VCR's, monitors, switchers, multiplexers and controllers. As all of this equipment is manufactured for Video by outside vendors, the Company can provide its customers with state-of-the-art equipment for specific applications at favorable costs. The Company believes that, while less profitable than SentryVision(R) and traditional EAS products, the CCTV products complement the Company's other surveillance systems and provide retailers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when a theft alarm is triggered.

     While the Company believes that conventional CCTV and SentryVision(R) are complementary security solutions, many companies have traditionally viewed them as competing solutions and have selected between conventional CCTV systems and SentryVision(R) systems for their security solutions. The Company has received indications that its largest single SentryVision(R) customer, Lowe's Home Centers, continues to project that the bulk of its orders in 2000 will be for conventional CCTV systems.

     Remote video transmission and digital recording are other potential growth areas for Video. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and eliminating the videotape. Video markets a remote video transmission system with software developed by Prism Video, Inc., a third-party vendor. In 1999, Sentry received initial orders for remote video transmission systems from customers in the retail, industrial and school markets.

     The Company continues to expand conventional CCTV installations in industrial and institutional facilities. Significant installations have been made for express package companies, including Federal Express, United Parcel Service and Emery Air Freight. The use of CCTV surveillance also continues to grow in both new and existing correctional facilities and Sentry now has CCTV installations in both state and county facilities.

     In 1999, the Company continued marketing CCTV to the school market. Successful installations were completed with reported benefits including decreased vandalism and improved safety. In schools, conventional CCTV is an extremely cost effective security option with Remote Video Transmission becoming an attractive option for large school districts.

     The Company estimates the US retail CCTV market to be approximately $370 million per year. Comparable estimates for the institutional and industrial CCTV markets are $120 million and $240 million per year, respectively. The North American market for CCTV products is growing at an estimated rate of 12% per year.

EAS SYSTEMS

     EAS systems consist of detection devices which are triggered when articles or persons tagged with reusable tags or disposable labels, (referred to as tags), pass through the detection device. The EAS systems which Knogo manufactures are based upon three distinct technologies. One, the Radio Frequency ("Knoscape RF(TM)") System, uses medium radio frequency transmissions in the two to nine megahertz range. Second, the "Ranger (TM)" system, uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Magnetic ("Knoscape MM(TM)") system, uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz. Knogo also manufactures a non-electronic dye-stain pin ("KnoGlo(TM)"). Since 1996, Knogo has been an authorized distributor of the library security systems and related products of Minnesota Mining and Manufacturing Company ("3M").

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

     The U.S. market for retail EAS systems and tags is estimated by industry sources at $550 million and is growing at an estimated rate of 12% per year.

     At December 31, 1999, the approximate number of EAS Systems sold or leased by Knogo and its predecessors exceeded 24,700.

RADIO FREQUENCY AND RANGER(TM) DETECTION SYSTEMS

     Knogo manufactures and distributes the Knoscape RF(TM) system, the principal application of which is to detect and deter shoplifting and employee theft of clothing and hard goods in retail establishments. Knogo also manufactures and distributes the Ranger(TM) system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas which ordinarily would require multiple Knoscape RF(TM) systems for adequate protection. The Knoscape RF(TM) and Ranger(TM) systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling (Silver Cloud(TM)) and mounted in or on the floor in a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags, containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF(TM) systems or installation of one or more Ranger (TM) systems, the Company's products have the ability to protect any size entrance or exit.

     Non-deactivatable reusable tags are manufactured in a variety of sizes and types and are attached directly to the articles to be protected by means of specially designed fastener assemblies. A reusable tag is removed from the protected article, usually by a clerk at the checkout desk, by use of a decoupling device specially designed to facilitate the removal of the fastener assemblies with a minimum of effort. Removal of the tag without a decoupler is very difficult and unauthorized removal will usually damage the protected article and thereby reduce its value to a shoplifter. Optional reminder stations automatically remind the store clerk, by means of audiovisual indicators, to remove the tag when the article is placed on the cashier's desk.

     Disposable labels can be applied to products either by placing them directly on the outside packaging of the item or hidden within the product by the manufacturer. These labels can be deactivated, at the checkout desk, through the use of a deactivation device.

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

     Knoscape MM(TM) systems use detection monitors which are activated by electromagnetically sensitized strips. The MM targets are typically attached to the articles to be protected and are easily camouflaged on a wide array of products. The detection monitors used by the Knoscape MM(TM) systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced, making them suitable for a variety of retail applications. In addition, the MM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected. Accurate deactivation is also very important when the item to be protected is a personal accessory that will be carried by its owner from place to place, such as pocket books, pens, lipstick, shoes, camera film and cameras.

     The Knoscape MM(TM) system offers retailers several features not available in Knoscape RF(TM) and Ranger (TM) systems. Since the target is very small, relatively inexpensive and may be inserted at the point of manufacture or packaging, it provides retailers with a great deal of flexibility and is practical for permanent attachment to a wide variety of hard goods, especially low profit-margin products. The target can be automatically deactivated at check-out, eliminating the risk of triggering alarms when merchandise leaves the store and saving sales personnel valuable time. Since the targets can be incorporated directly into a price tag or the article itself, they are convenient to use.

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

BOOKINGS

     Of Sentry's bookings for the year ended December 31, 1999, approximately 13% were attributable to SentryVision(R), 39% to CCTV, 42% to EAS and 6% to 3M library security systems. For the year ended December 31, 1998, approximately 18% were attributable to SentryVision(R), 28% to CCTV, 47% to EAS, 7% to 3M library security systems. For the year ended December 31, 1997, approximately 46% were attributable to SentryVision(R) (including several multi-year orders), 15% to CCTV, 30% to EAS and 9% to 3M library security systems.

MAJOR CUSTOMERS

     Although the composition of the Company's largest customers has changed from year to year, a significant portion of the Company's revenues has been attributable to a limited number of major customers. Sales to Sensormatic accounted for 10% of total revenues in 1997. In 1999, 1998 and 1997, Lowe's Home Centers accounted for 19%, 22%, and 18% respectively, of total revenues. In 1999, Goody's Family Clothing accounted for 14% of total revenues. While the Company believes that one or more major customers could account for a significant portion of the Company's sales for at least the next two years, the Company anticipates that its customer base will continue to expand and that in the future the Company will be less dependent on major customers.

PRODUCTION

     In October 1998 the Company ceased manufacturing at its Cidra, Puerto Rico facility and consolidated all manufacturing and assembly at the Company's Hauppauge, New York facility. The Puerto Rico facility was sold in February 1999. The consolidation was intended to reduce operating costs and increase manufacturing controls by allowing management and engineering staffs to interface real time with the manufacturing process. However, as a result of product design and reliability issues identified throughout the year, redesign initiatives were implemented addressing both quality and manufacturability. In addition, an enhanced quality assurance department was staffed, test equipment procured and measures implemented to address and resolve quality concerns.

VIDEO

     Video's manufacturing operations consist primarily of the assembly of its camera carriages and control units using materials and manufactured components purchased from third parties. Video is not dependent upon any particular supplier for these materials or components. Some parts are stock, "off-the-shelf" components, and other materials and system components are designed by Video and manufactured to Video's specifications. Final assembly operations are conducted at the Company's facilities in Hauppauge, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each system component and finished assembly undergoes a quality assurance check by Video prior to its shipment to an installation site. All electronics in their circuit board enclosures are tested and burned in for 72 hours. Upon completion, the finished product is tested and run for an addition 24 hours resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Video is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

KNOGO

     Knogo produces at the Company's facilities in Hauppauge, New York, or purchases through suppliers, its Knoscape RF(TM), Ranger(TM), Knoscape MM(TM) and KnoGlo(TM), or their components. Production consists of final assembly operations of printed circuitry, electronic and mechanical components that Knogo purchases from various suppliers. Independent contractors using existing molds and tooling produce plastic cases for the tags to Knogo's specifications. Due to the age and design of existing production machinery coupled with the lack of experienced machine maintenance mechanics, production rates in New York were not as efficient as expected. Through product redesign efforts, final assembly machines were modified to reduce production complexities. As a result, increased production run rates of this product are expected to be realized, simultaneously increasing production quality and reducing manpower. Knogo is not dependent on any one supplier or group of suppliers of components for its systems. The Company's policy is to maintain Knogo's inventory at a level that is sufficient to meet projected demand for its products. The Company does not anticipate any difficulties in continuing to obtain suitable components for Knogo at competitive prices in sufficient quantities as and when needed.

MARKETING

     The Company markets its products for Video and Knogo, jointly, through the direct efforts of approximately 15 salespersons located in select metropolitan areas across the United States and Canada, as well as through a network of over 180 dealers/system integrators. Marketing efforts include participation in trade shows, advertising in trade publications, targeted direct mailings and telemarketing. In addition, the effort is augmented through the Company's Website which has been recently updated to provide enhanced product and market oriented information.

VIDEO

     To date, virtually all SentryVision(R) and conventional CCTV Systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision(R) systems involve invoicing 50% of total cost upon shipment of the product and 50% on the completion of the installation.

     While most of the current SentryVision(R) and conventional CCTV sales have been made to home centers, retail chains and distribution centers, the Company's 1999 marketing plan for Video also emphasized, institutional and industrial prospects. These efforts resulted in SentryVision(R) or conventional CCTV installations in seven factories, government agencies, school districts and in additional facilities for major express package delivery companies.

     Beginning in mid-1998, the Company began a program to market SentryVision(R) through qualified security dealers and integrators. Much of the industrial and institutional SentryVision(R)/CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, the Company is able to reach a far larger number of SentryVision(R) prospects and penetrate the market more rapidly. During the 2nd half of 1998, the program generated much interest through trade advertising, direct mail and trade show participation. By the end of 1999, non-exclusive contractual relationships with over 180 security dealers were established. These and additional dealers are expected to generate significant SentryVision(R) installations in industrial and institutional facilities in 2000.

     In addition, the Company markets SentryVision(R) internationally using independent distributors. The distribution agreements generally appoint a distributor for a specified term as the exclusive distributor for a specified territory. The agreements require the distributor to purchase a minimum dollar amount of the Company's product during the term of the agreement to retain exclusivity. The Company sells its products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 1999, the Company had signed distribution agreements for Canada, Brazil, UK, France, Russia, Spain, Portugal, South Africa, Belgium, Holland, Poland and Mexico.

     During 1999, Video placed in service 58 SentryVision(R) systems and 5,066 CCTV cameras and peripherals as compared to 198 Sentry Vision(R) systems and 4,405 CCTV cameras and peripherals in 1998.

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

     During each of the years ended December 31, 1999 and 1998, Knogo placed in service 439 Knoscape RF(TM), Ranger(TM), and Knoscape MM(TM) systems.

     RF and Ranger systems continue to be used by apparel and department stores which have wide exit areas and a desire for deterrence based on reusable hard tags. Both the Silver Cloud(TM) and Knoscape RF systems are universal in that they can detect both 2 MHZ hard tags and 8 MHZ labels. In the latter part of 1999, Knogo introduced a new series of 8MHz RF systems including the P-2000 and T-2000 systems designed for both hard and soft good customers. The P-2000 system is unique in that it is economical and self-installable by the customer. The T-2000 system is designed for wide-aisle applications in single and dual-aisle configurations up to six feet wide. At the same time, Knogo introduced a line of 8MHz disposable labels manufactured by All-Tag Security, SA in Belgium. These RF systems and labels are compatible with and are an alternative to those products offered by Checkpoint Systems, Inc. They will be targeted to a broad range of mass merchandise, apparel and specialty stores.

     Supermarkets, bookstores, video stores and specialty stores remain good prospects for MM systems due to the small size and low cost of Micro-Magnetic strips. In 2000, Knoscape MM Systems will feature updated digital electronics. Knoscape MM Systems detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

     The library market continues to be a substantial market for magnetic technology. In March 1996, 3M and Knogo entered into a strategic alliance to provide universal asset protection to libraries across North America. The agreement, effective through March 2002, permits Knogo to act as a distributor of all of 3M's library products, including the 3M Tattle-Tape(TM) Security Strips, detection systems, 3M SelfCheck System hardware and software and other 3M library materials flow management products and accessories to public, academic and government libraries. In 1998, the Company designed and developed for 3M a new library specific magnetic EAS system which in turn will be added to this product listing. Under the agreement 3M provides service and installation for all new and existing Knogo library customers throughout North America.

     In 1999, the Company was awarded a patent on SecureBoard(TM), a process which provides EAS protection service to the computer industry. The Company believes that the integration of Knogo's SecureBoard(TM) system into an overall loss prevention program in the computer industry would significantly curb thefts of PC boards, memory chips and other computer components. Using SecureBoard(TM) technology, board manufacturers could embed EAS material into an internal layer of a printed circuit board, making SecureBoard(TM) compatible with high volume printed circuit board manufacturing processes. The Company's limited financial resources has prevented it from dedicating substantial marketing efforts in this market segment.

BACKLOG

     The Company's backlog of orders was approximately $3.2 million at December 31, 1999 as compared with approximately $4.1 million at December 31, 1998. The decrease is due primarily to weak sales in the 4th quarter of 1999. The Company anticipates that substantially all of the backlog present at the end of 1999 will be delivered during 2000.

SEASONAL ASPECTS OF THE BUSINESS

     The Company's current customers are primarily dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. In the Company's experience, orders and installations are generally the lowest in the first quarter of each year.

SERVICE

     Installation services are performed by the Company's personnel and by carefully screened and supervised subcontractors as well as authorized dealers and distributors. Repair and maintenance services for Video and Knogo are performed primarily by the Company's personnel. All products sold or leased are covered by a warranty period. Generally, Video's products provide for a one-year warranty and Knogo's products for a 90-day warranty. After the warranty period, the Company offers its customers the option of entering into a maintenance contract with the Company or paying for service on a per call basis.

     Installations of SentryVision(R) systems typically take from three days to three weeks and involve mounting the enclosures, installing the controller unit, installing the carriage assembly, and connecting control and transmission cables to the central monitoring location. Items such as high voltage power termination wiring are typically the responsibility of the end user.

     Throughout the first half of 1999, the Company focused on recruiting and training entry level installers for SentryVision(R) and CCTV. As the travel costs for these employees rose unacceptably, in the second half of the year the Company expanded its program of hiring local sub-contractors for installation work and refocused its employee efforts on service and maintenance work.

     A great deal of the Company's efforts were directed at servicing the existing SentryVision(R) systems, as reliability problems were not completely resolved. The Company's engineering efforts were directed at resolving electronic problems, which resulted in numerous service calls and in the re-design of printed circuit boards to upgrade them and increase their performance and reliability. These issues were substantially resolved in the first half of 1999. Mechanical reliability issues then became the focus of the Company in the latter half of 1999 as system problems continued. These issues appear to have been largely resolved with the development and introduction in 1999 of new drive and idler wheels, brush block assemblies and wire harnesses.

     The use of subcontractors supervised by Company employees proved cost effective with no sacrifice in quality. A network of over 100 qualified contractors was established. In the second half of 1999, the Company released 34 installation employees and retained only its most technically skilled employees. The Company intends to continue to focus on EAS, SentryVision(R) and CCTV technical service and maintenance and continue to expand its contractor network for installation work.

     This strategy has resulted in significant cost savings. In addition, the Company retains its reputation of technical expertise within the industry and management efforts can be focused on increased electronics training for its employees, distributors and sub-contractors.

     As SentryVision(R) reliability and sales increase, it is expected that increased installation and service work can be supported by the existing headcount and infrastructure.

COMPETITION

     The Company operates in a highly competitive market with many companies engaged in the business of furnishing security services designed to protect against shoplifting and theft. In addition to EAS systems using the concept of tagged merchandise, such services use, among other things, conventional PTZ dome and fixed mount CCTV systems, traveling CCTV systems, mirrors, guards, private detectives and combinations of the foregoing. The Company competes principally on the basis of the nature and quality of its products and services and the adaptability of these products to meet specific customer needs and price requirements.

     To the Company's knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic, Checkpoint Systems, Inc., Philips, Inc., Pelco Manufacturing, Inc., Panasonic, Inc., and Ultrak, Inc. are the Company's principal competitors. Sensormatic has also begun marketing a traveling CCTV system in the US. Outside the US, the Company is aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B., Sensormatic and DETI in France and Moving Cameras Ltd. in the UK. Some of the Company's competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

     In connection with the merger of Knogo's international EAS business with Sensormatic in December 1994, Knogo agreed with Sensormatic that Knogo would not compete with Sensormatic in selling EAS and conventional CCTV products in areas outside of the United States, Canada and Puerto Rico through the period ending December 29, 1999. In 2000 Sentry expects to promote selected EAS systems and tags through a distribution network outside of North America although Sentry will not be permitted to use the Knogo name outside of the United States and Canada.

PATENTS AND OTHER INTELLECTUAL PROPERTY

VIDEO

     Video's core United States patent, which expires in 2011, covers the cable-free transmission of a video signal to and from the carriage. This technology prevents degradation of the video signal which can result from the movement of and prolonged friction caused by the carriage. A U.S. patent application was recorded in 1998 for improvements made to such technology. Video also has received a corresponding European patent and nine foreign country patents. The Company also has pending four patents for additional corresponding foreign patents. The Company intends to seek patent protection on specific aspects of the SentryVision(R) system, as well as for certain aspects of new systems which may be developed for Video. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Video.

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

KNOGO

     Knogo has 22 United States and Canadian patents and three patent applications relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Knogo in its Knoscape RF(TM), Ranger(TM) and Knoscape MM(TM) systems, (ii) various specific improvements used in the Knoscape RF(TM), Ranger(TM) and Knoscape MM
(TM) systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Knogo's EAS systems. Although patent protection is advantageous to Knogo, the Company's management does not consider any single patent or patent license owned or held by Knogo to be material to its operations, but believes that Knogo's competitive position ultimately will depend on its experience, know-how and proprietary data, engineering, marketing and service capabilities and business reputation, all of which are outside the scope of patent protection.

     Sensormatic and Knogo license certain patent rights and technology to each other, for use in their respective territories, pursuant to the License Agreement dated December 29, 1994, entered into in connection with the 1994 Sensormatic transaction. In addition, Sensormatic has rights to manufacture and sell SuperStrip within the United States, Canada and Puerto Rico.

     In 1999, the Company received a U.S. patent for optically identifying counterfeit goods and filed a second U.S. patent application for confirming the authenticity of an article using a magnetic reader.

     The Company also holds a patent on SecureBoard technology, a process which protects against the theft of PC boards, memory chips and other computer components, by embedding EAS material into the internal layer of a printed circuit board.

RESEARCH AND DEVELOPMENT

     At December 31, 1999, Sentry had 8 employees located in the United States engaged full-time in research and engineering and product development. The Company may from time to time retain consultants for specific project assistance. For the years ended December 31, 1999, 1998 and 1997, approximately $1,291,000, $1,342,000, and $1,658,000, respectively, was expended on
Company-sponsored research.

VIDEO:

     During 1999, in response to an increasing number of service calls for systems in the field, the majority of the Company's research and development expenditures were directed towards improving the reliability and performance of the SentryVision(R) product line. The improvements made included:

     MECHANICAL:

     o Upgraded the materials used in the drive and idler wheels to prolong their life span.

     o    Modified the wire harness assembly for increased durability.

     o Upgraded the material used in and modified the application for the transmission of power to and the delivery of the video signal from the carriage. This change substantially eliminates copper dust, a by-product of the operation of the system, which degrades picture quality.

     ELECTRICAL:

     o Redesigned all electrical boards to improve reliability and performance.

     o Reengineered the modulator, demodulator and RF adapter to improve the reception of the video image and to extend the overall distance from the end of the track to the control room from 700 feet to more than 2,000 feet.

     o Added automated acceleration and breaking control software to minimize wear on the carriage.

     OPTICAL:

     o Upgraded cameras to the most advanced versions improving video quality, particularly in low light environments.

     o Introduced a new mirrored glass enclosure to improve image quality, light transparency and aesthetics.

     The combination of all of the above changes were incorporated into the new SV-2000 system introduced in March 2000.

KNOGO

     The Company continued its research and development activities with respect to EAS products. In 1999, these included the development of two new systems, the P-2000 and T-2000, which detect all 8 MHz hard tags and disposable paper tags sold by the Company and others in the industry. It also completed the development of a new 8 MHz verifier/deactivator unit.

     In addition, the Company redesigned the reusable hard tag and its related manufacturing and assembly processes.

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

EMPLOYEES

     At December 31, 1999, the Company and its subsidiaries employed 155 full-time employees, of whom, 22 in administrative and clerical capacities, 8 in engineering, research and development, 45 in production, 26 in marketing and sales and 54 in customer service and support. None of the Company's employees are employed pursuant to collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

     The Company's principal executive, sales and administrative offices, and its production, research and development and distribution facilities are located in Hauppauge, New York, in a 68,000 square foot facility leased by the Company. At December 31, 1998, the Company owned a 55,000 square foot manufacturing facility in Cidra, Puerto Rico and a one-story building consisting of approximately 6,000 square feet in Villa Park, Illinois. Both facilities were sold in February 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended December 31, 1999, there were no matters submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Price Range of Common Stock.

     The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the American Stock Exchange composite tape.

                                                     STOCK PRICES
                                      HIGH             LOW            CLOSE
                                      ----             ---            -----
1999
  First Quarter.....................  $ 11/16          $ 5/16        $ 5/16
  Second Quarter....................    11/16            1/4            1/2
  Third Quarter.....................    11/16            1/4            1/4
  Fourth Quarter....................     5/16            1/16          3/32

2000
  First Quarter.....................  $ 11/16          $ 5/32        $  1/4

     Effective March 31, 2000, the Company's Common and Class A Preferred Stocks were delisted from trading on the American Stock Exchange (Amex), because the Company does not satisfy the current Amex guidelines for continued listing. The Company's Common Stock is also quoted on the OTC Bulletin Board ("OTCBB") using the symbol SKVY. Because of insufficient trading volume to date, the Company's Class A Preferred Stock ("SKVYP") has not traded on the OTCBB. The Company will seek to have this class of stock quoted on the OTCBB. As a result, it may be more difficult to dispose of, or obtain adequate quotations as to, the prices of both issues.

     (b) Holders of Common Stock.

     The Common Stock began trading on the American Stock Exchange on February 13, 1997 under the symbol "SKV." Prior to such date, no public market for the Common Stock existed. As of March 31, 2000, the Company had 9,750,760 shares of Common Stock issued and outstanding, which were held by 256 holders of record and approximately 3,300 beneficial owners.

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

     Sentry is required to pay certain annual or semiannual dividends on the Class A Preferred Stock. Under the terms of the Company's loan agreement as presently in effect, cash dividends on the Class A Preferred Stock are restricted. The annual dividend rate on each share of the Class A Preferred Stock has been fixed at five percent (5%) of the $5.00 per share face value (the "Face Value") of such stock, payable as described below. The holders of shares of the Class A Preferred Stock are entitled to receive dividends on the following dates (each, a "dividend payment date"): February 12, 1998 and 1999, August 12, 1999 and 2000, February 12, 2000 and 2001; the 12 month period ending on each of the first two dividend payment dates is an "annual dividend period," the six month period ending on each of the next four dividend payment dates is a "semi-annual dividend period," and each such annual dividend period or semi-annual dividend period is a "dividend period." Dividends (whether or not declared) are payable in additional shares of the Class A Preferred Stock during the two annual dividend periods ending on the first two dividend payment dates subsequent to issuance of the Class A Preferred Stock, such that holders shall receive a dividend of 1/20th of a share of Class A Preferred Stock for each share of Class A Preferred Stock held. The last such dividend was paid on February 12, 1999. Beginning with the August 12, 1999 dividend, the holders of shares of the Class A Preferred Stock are entitled to receive, in preference to dividends on all classes of equity securities of Sentry to which the Class A Preferred Stock ranks prior (such securities, the "Junior Stock"), and whether or not declared, a dividend payable in cash, out of funds legally available for the payment of dividends, of $0.25 for each share of Class A Preferred Stock held, which dividend shall accrue semi-annually and be due in equal installments on each of the last four dividend payment dates. All dividends paid with respect to shares of the Class A Preferred Stock pursuant to this paragraph shall be paid pro rata to the holders entitled thereto. Notwithstanding the foregoing, because the Company's financial condition was such that cash dividends were not permitted under its loan agreement with GE Capital Corporation, the cash dividends on the Class A Preferred Stock were not paid in August 1999 and February 2000.

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

     (d) Redemption Provisions of Class A Preferred Stock.

     The shares of Class A Preferred Stock may be redeemed at the option of the Company beginning February 12, 1998, and are mandatorily redeemable on February 12, 2001. The redemption price is $5.00 per share plus accrued dividends and the amount, if any, by which the average of the closing prices for a share of Common Stock during the twenty trading-day period before redemption exceeds $5.00 (such aggregate price, the "Redemption Price").

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

     For additional information with respect to the Class A Preferred Stock, see
Note 1 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. This consolidated financial data includes certain assets and liabilities of Knogo, on a historical basis, relating to Knogo's operations in the United States, Canada and Puerto Rico prior to February 12, 1997 and include the results of operations of Video Sentry after that date. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


                                                        (Amounts in thousands except for per share data)

                                                                     Year Ended December 31,
                                                    1995         1996         1997         1998          1999
                                                 ----------   ----------   ----------   ----------      -------

SUMMARY OF OPERATIONS DATA:
Sales, service, rentals and other.........          $17,361      $18,612      $21,996      $26,364      $20,198
Sales to Sensormatic......................           12,043        4,651        2,570        1,792        2,083
Total revenues............................           29,404       23,263       24,566       28,156       22,281
Cost of sales.............................           14,425       11,935       12,882       14,412       13,103
Customer service expenses.................            3,235        2,932        4,772        6,253        5,457
Selling, general and administrative
expenses..................................            8,235        7,345        9,629       10,118        9,169
Write-off of in-process research and
    development...........................                -            -       13,200          -              -
Restructuring and impairment charges.......               -            -            -          -          3,026
Gain on sale of assets....................                -        2,462            -          -            503
Income (loss) before income taxes.........            1,941        1,847      (17,743)      (4,483)     (11,034)
Net income (loss).........................            1,731        1,183      (17,917)      (4,504)     (11,034)
Preferred stock dividends.................                -            -        1,067        1,263        1,326
Net income (loss) available to
    common shareholders...................            1,731        1,183      (18,984)      (5,767)     (12,360)
Net income (loss) per common share:
    basic.................................             0.37         0.25        (2.08)       (0.59)       (1.27)
    diluted...............................             0.35         0.23        (2.08)       (0.59)       (1.27)
SELECTED BALANCE SHEET DATA:
Working capital...........................          $11,326      $18,076      $12,415      $12,668       $6,290
Total assets..............................           29,338       32,857       35,937       33,496       22,007
Property, plant and equipment, net........            9,081        7,288         6,948       4,348        3,934
Obligations under capital leases..........              748        3,546         3,313       3,241        3,058
Redeemable cumulative preferred stock.....                -            -        25,254      26,517       27,843
Total common shareholders' equity (deficit)          22,669       25,248         1,792      (3,975)     (16,335)

See the notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Consolidated revenues were 21% lower in the year ended December 31, 1999 than in the year ended December 31, 1998. Revenues from customers other than Sensormatic were $20,198,000 or 91% of total revenues as compared to $26,364,000 or 94% of total revenues in the prior year. This represents a 23% decrease in revenues from non-Sensormatic customers in 1999 over the prior year. The backlog of unfilled orders, expected to be delivered within twelve months, was $3.2 million at December 31, 1999 compared to $4.2 million at December 31, 1998. The reduction in backlog is primarily due to weak sales in the fourth quarter of 1999. Total revenues for the periods presented are broken out as follows:

                                      1999                1998        CHANGE
                                      ----                ----        ------
                                           (in thousands)
   EAS                                $8,983              $9,555        (6%)
   CCTV                                7,565               6,892        10%
   SentryVision(R)                     1,846               6,151       (70%)
   3M library products                 1,056               1,833       (42%)
   -                                   -----               -----       ---
   Total sales                        19,450              24,431       (20%)
   Service revenues and other          2,831               3,725       (24%)
                                       -----               -----       ---
   Total revenues                    $22,281             $28,156       (21%)
                                     =======             =======       ===

     The decrease in sales in 1999 is attributed to a slow-down in the number of orders placed by both the Company's existing customer base as well as new prospective customers, resulting in a significant decline in sales during the period. Management believes that revenues were also negatively impacted by the Company's announcement in the third quarter that it retained an investment banking firm for a possible corporate transaction, which created uncertainties for the Company's customers regarding the Company's future. The decline in SentryVision(R) and the increase in CCTV was primarily related to the decision by one of the Company's major SentryVision(R) customers to purchase conventional CCTV for the bulk of its security product orders for 1999.

     Sensormatic continued to purchase certain EAS products from the Company for sale outside of North America. Sales to Sensormatic increased by 16% to $2.1 million in 1999 as compared to $1.8 million in 1998. Sensormatic has indicated it will continue to purchase certain EAS products from the Company in the future.

     In 1999, there was a decline in service revenues and other of 24% or $0.9 million. Service and maintenance revenues increased $0.3 million in 1999 due to a higher base of SentryVision(R) systems no longer covered by the free warranty period. This increase was offset by $1.2 million in engineering fees from 3M for the design and development of a new EAS library system which were included in other revenues in 1998.

     Cost of sales to customers other than Sensormatic were 63% of such sales in 1999 as compared to 55% in 1998, excluding special charges described below. The increase in the percentage in the current year as compared to the previous year is a result of a combination of factors including: (i) increased scrap and rework costs associated with quality related issues in the SentryVision(R) product line; (ii) increased sales of CCTV products which result in higher product costs than the SentryVision(R) product line; and (iii) higher EAS product costs due to continued lower machine output levels on equipment transferred from the Puerto Rico plant. In addition, as part of the Company's restructuring plan, and in line with its revised future business plans, Sentry included in cost of sales special charges of $2.1 million and $.8 million in 1999 and 1998, respectively. These amounts primarily represented provisions for obsolete or excess inventory required as a result of modifications and upgrades made to the Company's various product lines.

     Customer service expenses decreased 13% in 1999 as compared to 1998 due primarily to a reduction in the number of installers and service technicians. This was a result of lower number of SentryVision(R) installations in 1999 which take longer to install than the Company's other products.

     Selling, general and administrative expenses decreased 9% to $9.2 million in 1999 from $10.1 million in 1998 primarily as a result of the savings through the consolidation of facilities. Included in the amounts for in 1998 were $0.4 million of costs related to the consolidation of facilities, including the write-down of one of the facilities to net realizable value, employee separation costs and the net losses on the disposal of excess equipment.

     The Company's research and development costs decreased by 4% in 1999 as compared to 1998. The primary emphasis in the current year has been directed towards improvements to the SentryVision(R) system, improvements in the manufacturing methods related to the products transferred from Puerto Rico to New York and the design and development of a new series of 8 MHz RF EAS systems.

     Net interest expense increased by $25,000 in 1999 over 1998 primarily due to higher net borrowings under the Company's revolving credit agreement.

     During the first quarter of 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million that resulted in a net gain on the sale of $503,000.

     During the fourth quarter of 1999, faced with continued losses and SentryVision(R) sales below projected levels, management authorized and committed the Company to undertake significant downsizing and operational changes, which resulted in restructuring and special charges of $3.0 million. These charges included involuntary termination costs of $.6 million and workforce reductions of approximately 23% across almost all operating departments. In addition, the Company incurred non-cash charges of $2.4 million related to a write-down of goodwill based on revised estimates of future sales of SentryVision(R). (See Note 18 to the Consolidated Financial Statements.)

     The gain of $0.5 million on the sale of the Puerto Rico facility was subject to a capital gains tax of 20%. This amount was offset by certain refundable income taxes available to the Company from overpayments in previous years resulting in no tax provision in 1999. Sentry's income taxes in 1998 represent a provision on the cumulative earning of the Puerto Rico manufacturing operations that were closed at the end of that year.

     As a result of the foregoing, Sentry had a net loss of $11,034,000 in the year ended in December 31, 1999 as compared to a net loss of $4,504,000 in the year ended December 31, 1998.

     Preferred stock dividends of $1,326,000 have been recorded in 1999 as compared to $1,263,000 in 1998. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with the waiver of certain financial covenants under the Company's agreement with its commercial lender, the Company is restricted from paying cash dividends, including the cash dividend on its Class A Preferred Stock which would otherwise have been payable in August of 1999. Under the terms of the Class A Preferred Stock, the dividends will cumulate and Class A Preferred Stockholders, voting as a class, will be entitled to elect two additional directors to the Company's Board.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Consolidated revenues were 15% higher in the year ended December 31, 1998 than in the year ended December 31, 1997. Revenues from customers other than Sensormatic were $26,364,000 or 94% of total revenues as compared to $20,820,000 or 85% of total revenues in the prior year. This represents a 27% increase in revenues from non-Sensormatic customers in 1998 over the prior year. The backlog of unfilled orders was $4.1 million at December 31, 1998 compared to $10.3 million at December 31, 1997. The reduction in backlog is primarily due to the timing of blanket orders received from its major customers as of year end.

     Sales increased 26% primarily as a result of higher sales of conventional CCTV products that increased 90% to $6.9 million or 30% of sales in 1998 as compared to $3.6 million or 20% of sales in 1997. Sales of the SentryVision(R) traveling CCTV surveillance systems increased 43% to $6.2 million or 27% of sales in 1998 as compared to $4.3 million or 24% of sales in the previous year. EAS system sales decreased slightly to $7.6 million from $7.7 million representing 34% and 43% of sales in 1998 and 1997, respectively. Sales of 3M library systems decreased 17% to $1.9 million or 9% of sales as compared to $2.3 million or 13% in 1997. The Company continued its efforts to market CCTV and SentryVision(R) systems to parking garages, transportation centers, retail and distribution centers, correctional facilities and educational market segments. EAS and 3M library system sales declined as a result of both competitive pressures and continued marketing focus on CCTV products.

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

     During 1998, Sentry embarked on a program to reduce operating and manufacturing costs through the consolidation of facilities company-wide. The most significant portions of the program included the relocation of its CCTV design center from Illinois to its corporate headquarters in New York, which was completed in the second quarter, and the closing of its Puerto Rico manufacturing plant, which was completed before year end. The Puerto Rico facility was originally established in 1985 as a low cost operation for the labor-intensive manufacturing of Knogo's worldwide supply of EAS tags and, in later years, detection systems. Primarily as a result of the 1994 acquisition by Sensormatic of Knogo's international EAS business, sales of EAS tags and systems declined resulting in excess capacity in the Puerto Rico plant. Additionally, technological advances made in the EAS products and in the CCTV products acquired in the merger with Video Sentry Corporation resulted in a lower labor content in all of the Company's manufactured products. Manufacturing operations previously performed in Puerto Rico have been transferred to available space in its New York distribution center. Management believes that the New York facility will have more than sufficient production capacity to meet Sentry's projected future growth. The overall cost of these facility consolidations was $1.2 million in 1998. Of such charges, $0.8 million was included in cost of sales relating to costs to move inventory and manufacturing equipment, hiring and training costs and certain inventory write-downs and $0.4 million was included in selling, general and administrative expenses related to the write-down of one of our facilities to net realizable value, employee separation costs and the net losses on the disposal of excess equipment.

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

     Sentry's income taxes in 1998 and 1997 represented provisions on the cumulative earnings of the Puerto Rico manufacturing which were not able to be offset by operating losses of other subsidiaries.

     As a result of the foregoing, Sentry had a net loss of $4,504,000 in the year ended in December 31, 1998 as compared to a net loss of $17,917,000 in the year ended December 31, 1997.

     Preferred stock dividends of $1,263,000 and $1,067,000 have been accrued in 1998 and 1997, respectively. These amounts have been paid-in-kind as of February 12, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs over the last three years have been related to working capital, acquisitions and, to a lesser extent, capital expenditures. During this time, it has met these liquidity needs primarily through the proceeds from borrowings under its revolving credit facility, the sale of its Puerto Rico and Illinois facilities and the sale and leaseback transaction involving its corporate headquarters.

     The Company has a secured revolving credit facility with GE Capital Corporation, which permits borrowings of up to a maximum of $8 million, subject to availability under a borrowing base formula consisting of accounts receivable and inventories. The credit agreement expires on December 31, 2001. The facility is secured by a lien on substantially all of the Company's assets. At December 31, 1999, the Company had availability of $3,582,000 and borrowings of $3,075,000 under the facility.

     Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. The Company has no material capital expenditure or purchase commitments as of December 31, 1999.

     The Company anticipates that current cash reserves, cash generated by operations and cash obtained under its existing line of credit should be sufficient to meet the Company's working capital requirements as well as future capital expenditure requirements, over the next twelve months. In addition, on April 11, 2000 the Company obtained an understanding from a group of investors that they are prepared to provide standby debt financing on a short term basis for an amount up to $1,000,000. Any amounts borrowed would be subordinated to the Company's revolving line of credit. This group of investors includes a member of the Company's Board of Directors.

YEAR 2000 UPDATE

     Many existing computer programs were designed and developed without considering the upcoming change in the century, which could lead to the failure of computer applications or create erroneous results by or at the Year 2000. On January 1, 2000, any computer system or other equipment using date sensitive software that uses only two digits to represent the year may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     Using internal and external resources, the Company analyzed and assessed its business systems, including computer systems, PC's and network hardware, telephone systems, production process controllers, access control, office equipment and the product it sells.

     Upgrades to both mid-range and network computer hardware, operating systems and related infrastructures were completed before the end of 1999 and are now Year 2000 compliant. All critical application software was reviewed and Year 2000 compliant versions were obtained. The Company completed the process of retrofitting custom modifications to the upgraded versions. All applications with forward scheduling impact are now considered to be Year 2000 compliant. The Company believes its manufactured products are Year 2000 compliant.

     As of the date of this filing, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors or suppliers. Failure by these third parties to be Year 2000 compliant may adversely affect, among other things, the Company's production, revenue and the timing of cash receipts. The Company continues to maintain contact with its critical suppliers, financial institutions and other entities to determine the Year 2000 readiness of its material business relationships. If there are ongoing Year 2000 issues that arise at a later date, the Company has contingency plans in place to address these issues.

     The Company incurred approximately $346,000 of costs to date related to the Year 2000 program and does not expect to incur any material costs in the future. Approximately $247,000 was incurred in 1999 and $99,000 in 1998.

     In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the business or results of operations and is not expected to have a material impact on the Company's financial condition. However, there can be no assurances that the Company or any third parties will not have ongoing Year 2000 issues that may arise in the future which could affect the financial statement results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which established standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

INFLATION

     The Company does not consider inflation to have a material impact on the results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed below, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk inherent in the relatively small number of Video customers, such that any delay or cancellation of orders from one or more of its customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified subcontractors to provide future installation services; (v) the risk that the Company will not be able to retain key personnel due to its current financial condition and (vi) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business--Competition".

ITEMS 8 AND 14(A)(1) AND 14(A)(2).  FINANCIAL STATEMENTS.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES


TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                 30

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 1999 and 1998            31

     Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 1998 and 1997                                        32

     Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1999, 1998 and 1997                                        33

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997                                        34

     Notes to Consolidated Financial Statements                              35

SCHEDULE II - Valuation and Qualifying Accounts                              48

INDEPENDENT AUDITORS' REPORT


Board of Directors
Sentry Technology Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a)(1) and (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Jericho, New York
April 11, 2000


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(In Thousands, Except Par Value Amounts)
----------------------------------------

ASSETS                                                              1999      1998

CURRENT ASSETS
     Cash and cash equivalents                                   $   951   $   873
     Accounts receivable, less allowance for doubtful
          accounts of $683 and $651, respectively                  6,838     9,308
     Net investment in sales-tupe leases - current portion           393       574
     Inventories                                                   5,258     7,382
     Prepaid expenses and other current assets                       166       371
     Assets held for sale (Note 16)                                  -       1,691
                                                                  -------   ------
          Total current assets                                    13,606    20,199

NET INVESTMENT IN SALES-TYPE LEASES -
     Noncurrent portion                                              108       466

SECURITY DEVICES ON LEASE - Net                                       66        65

PROPERTY, PLANT AND EQUIPMENT - Net                                3,934     4,348

GOODWILL AND OTHER INTANGIBLES, including patent costs,
     less accumulated amortization of $4,882 and $3,292
     respectively                                                  4,227     8,222
OTHER ASSETS                                                          66       196
                                                                 -------   -------
                                                                 $22,007   $33,496
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving line of credit                                    $ 3,075   $ 2,765
     Accounts payable                                              1,088     1,257
     Accrued liabilities                                           2,769     3,080
     Obligations under capital leases -- current portion             165       180
     Deferred income                                                 219       249
                                                                 -------   -------

          Total current liabilities                                7,316     7,531

OBLIGATIONS UNDER CAPITAL LEASES - Noncurrent portion              2,893     3,061

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARY                        290       362
                                                                 -------   -------
          Total liabilities                                       10,499    10,954

COMMITMENTS AND CONTINGENCIES (Notes 1 and 13)

REDEEMABLE CUMULATIVE PREFERRED STOCK                             27,843    26,517

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value; authorized 40,000
     shares, issued and outstanding 9,751 and 9,751 shares
     respectively                                                     10        10
     Additional paid-in capital                                   14,196    15,522
     Accumulated deficit                                         (30,541)  (19,507)
                                                                 -------   -------

          Total common shareholder's equity (deficit)            (16,335)  ( 3,975)
                                                                 -------   -------
                                                                 $22,007   $33,496
                                                                 =======   =======

See notes to consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDAIRIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands, Except per Share Amounts)
-----------------------------------------------

REVENUES:                                                      1999     1998           1997
     Sales                                                  $ 17,366  $ 22,639       $ 17,965
     Sales to Sensormatic                                      2,083     1,792          2,570
     Sevice revenues and other                                 2,832     3,725          4,031
                                                            --------  --------        -------
                                                              22,281    28,156         24,566
                                                            --------  --------        -------

COSTS AND EXPENSES:
     Cost of sales                                            13,103    13,200         11,177
     Cost of sales to Sensormatic                              1,236     1,212          1,705
     Customer services expenses                                5,457     6,253          4,772
     Selling, general and administrative expenses              9,169    10,118          9,629
     Research and development                                  1,289     1,343          1,658
     Purchased in-process research and development (Note 1)       -         -          13,200
     Restructuring and Impairment charges (Note 18)            3,026       -              -
     Interest expense                                            538       513            168
                                                            --------   -------        -------
                                                              33,818    32,639         42,309
                                                            --------   -------        -------
OPERATING LOSS                                               (11,537)  ( 4,483)       (17,743)

OTHER INCOME - Gain on sale of assests (Note 16)                 503       -               -
                                                            --------   -------        -------
LOSS BEFORE INCOME TAXES                                     (11,034)  ( 4,483)       (17,743)

INCOME TAXES                                                     -          21            174
                                                            --------  --------       --------

NET LOSS                                                     (11,034) (  4,504)      ( 17,917)

PREFERRED STOCK DIVIDEDS                                       1,326     1,263          1,607
                                                            --------  --------       --------

NET LOSS ATTRIBUTED TO
     COMMON SHAREHOLDERS                                    $(12,360) $( 5,767)      $(18,984)
                                                            ========  ========       ========

NET LOSS PER COMMON SHARE
Basic                                                       $  (1.27) $  (0.59)      $  (2.08)
                                                            ========  ========       ========

Diluted                                                     $  (1.27) $  (0.59)      $  (2.08)
                                                            ========  ========       ========

WEIGHTED AVERAGE COMMON SHARES:
Basic                                                          9,751     9,751          9,114
                                                            ========  ========       ========
Diluted                                                        9,751     9,751          9,114
                                                            ========  ========       ========
See notes to consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands)
                                                                             RETAINED         TOTAL                REDEEMABLE
                                                              ADDITIONAL     EARNINGS         COMMON               CUMULATIVE
                                          COMMON STOCK        PAID-IN       (ACCUMULATED)     SHAREHOLDERS'        PREFERRED
                                        SHARES    AMOUNT      CAPITAL        DEFICIT          EQUITY (DEFICIT)     STOCK

BALANCE, JANUARY 1, 1997                  4,802     $    5     $ 22,329      $  2,914         $ 25,248            $    --

Net loss and comprehensive loss            --         --           --         (17,917)         (17,917)                --

Shares issued to Video Sentry
 shareholders in connection with
 the merger (Note 1)                      4,842          5       19,449          --            19,454                  --

Preferred shares issued to former
 Knogo N.A. shareholders in
 connection with the merger (Note 1)       --         --        (24,009)         --           (24,009)             24,009

Shares issued to employee benefit
 plan                                        28       --             83          --                83                  --

Repayment of obligations under
 Section 16(b) of the Securities
 and Exchange Act of 1934                  --         --             15          --                15                  --

Preferred stock dividends
 (Note 1)                                  --         --         (1,067)         --            (1,067)              1,067

Exercise of stock options and
  warrants                                   79       --            (15)         --               (15)                178
                                        -------     ------     --------      --------          --------          --------

BALANCE, DECEMBER 31, 1997                9,751         10       16,785       (15,003)          1,792              25,254

Net loss and comprehensive loss            --         --           --          (4,504)         (4,504)                 --

Preferred stock dividends (Note 1)         --         --         (1,263)         --            (1,263)              1,263
                                        -------     ------     --------      --------         --------           --------

BALANCE, DECEMBER 31,1998                 9,751         10       15,522       (19,507)         (3,975)             26,517

Net loss and comprehensive loss            --         --           --         (11,034)        (11,034)                --

Preferred stock dividends
 (Note 1)                                  --         --         (1,326)         --            (1,326)              1,326
                                        -------     ------     --------      --------         --------           --------

BALANCE, DECEMBER 31, 1999                9,751     $   10     $ 14,196      $(30,541)       $(16,335)           $ 27,843
                                        =======     ======     ========      ========        ========            ========


See notes to consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands)

                                                      1999            1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(11,034)      $ (4,504)   (17,917)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Write-off of purchased in-process research
   and development                                         --             --       13,200
  Gain on sale of assets                                   (503)          --         --
  Depreciation and amortization of security
   devices and property, plant and equipment                744          1,106      1,166
 Amortization of intangibles and other assets             1,594          1,596      1,570
 Deferred income taxes                                     --             --          174
 Provision for bad debts                                    192              2         73
 Loss on impairment of assets                             2,440            145       --
 Changes in operating assets and liabilities:
  Accounts receivable                                     2,278         (2,987)       537
  Net investments in sales-type leases                      539            421      1,240
  Inventories                                             2,124            915       (485)
  Prepaid expenses and other assets                         263            165        443
  Accounts payable and accrued liabilities                 (480)          (375)      (620)
  Deferred lease rentals                                    (30)          (172)       169
                                                       --------       --------    -------
    Net cash used in operating activities                (1,873)        (3,688)      (450)
                                                       --------       --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments made to acquire Video Sentry Corporation        --             --       (2,417)
  Purchase of property, plant and equipment - net          (294)           (94)      (288)
  Proceeds from sale of assets                            2,182           --         --
  Security devices on lease                                 (25)             5         (2)
  Intangibles                                               (39)           (22)       (52)
                                                       --------       --------    -------
    Net cash provided by (used in) investing
    activities                                            1,824           (111)    (2,759)
                                                       --------       --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing under the revolving line of credit          310          2,765       --
  Repayment of acquired debt                               --             --       (2,136)
  Proceeds from shareholder repayment of
   obligations under Section 16(b) of the
   Securities Exchange Act of 1934                         --             --           15
  Repayment of obligations under capital leases            (183)          (239)      (428)
  Exercise of stock options and warrants                   --             --          163
  Other                                                    --             --           83
                                                       --------       --------    -------
    Net cash provided by (used in) financing
    activities                                              127          2,526     (2,303)
                                                       --------       --------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             78         (1,273)    (5,512)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                873          2,146      7,658
                                                       --------       --------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $    951       $    873      2,146
                                                       ========       ========    =======
  Cash paid during the period for:
   Interest                                            $    577       $    509        310
   Income taxes                                        $   --         $     21       --
                                                       ========       ========    =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Capital lease obligations incurred for the
 purchase of building, office equipment and
 other assets                                          $   --         $    167   $    165
                                                       ========        =======   ========
 Common stock issued to acquire Video Sentry
 Corporation                                           $   --         $   --     $ 19,454
                                                       ========       ========   ========

See notes to consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION

        Sentry Technology Corporation ("Sentry") a publicly traded Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date. Prior to the merger, Video Sentry was engaged in the design, development and marketing of a traveling closed circuit television security surveillance system throughout the United States.

        Pursuant to the merger agreement, Sentry issued one share of common stock for each one share of Video Sentry common stock outstanding at the effective time of the merger. Sentry also issued one share of common stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. common stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred is non-voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's common stock at the time of redemption exceeds $5.00 per preferred share. The preferred stock is non convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. The total number of Sentry preferred shares authorized is 10,000,000. Undeclared and unpaid cumulative dividends totaled approximately $1,176,000 as of December 31, 1999.

        The merger was accounted for under the purchase method of accounting and, accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair market values at the date of acquisition. Goodwill and other intangible assets in the amount of approximately $10,950,000 were capitalized and nonrecurring charges of approximately $13,200,000 relating to in-process research and development were expensed. The goodwill and other intangibles are being amortized using the straight-line method over a useful life of seven years (see Note 18). Although Video Sentry shareholders had a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles required consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. Such other factors which were considered included: (i) key Sentry management positions were held by individuals previously holding similar such positions in Knogo N.A.; (ii) the assets, revenues and net earnings of Knogo N.A. significantly exceed those of Video Sentry; and
        (iii) the market value of the securities received by the former holders of Knogo N.A. Common Stock significantly exceeded the market value of the securities received by the former holders of Video Sentry Common Stock. As a result of these other factors, and solely for accounting and financial reporting purposes, the merger was accounted for as a reverse acquisition of Video Sentry by Knogo N.A. Accordingly the financial statements of Knogo N.A. are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video Sentry after the Effective Date.

        The following unaudited pro forma information for the year ended December 31, 1997 includes the operations of the Company and Video Sentry Corporation as if the merger has occurred on January 1, 1997. This pro forma information gives effect to the amortization expense associated with goodwill and other intangible asset acquired, dividends accrued on the Sentry Class A Preferred Stock, adjustments related to the fair market value of the assets acquired and liabilities assumed, and the related income tax effects. In addition, this pro forma information excludes the effect of the one-time charges totaling $13,200,000 relating to purchased research and development.

        (IN THOUSANDS,
        EXCEPT PER SHARE AMOUNTS)                         1997

        Revenues                                        $24,619
                                                        =======
        Net loss                                        $ 5,378
                                                        =======
        Net loss attributed to common shareholders      $ 6,596
                                                        =======
        Net loss per common share                       $(0.68)
                                                        =======
        Weighted average common shares                   9,684
                                                        =======
2.      SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS - The Company is engaged in one segment and line of business, the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and employee theft and by commercial manufacturing and governmental customers to protect people and assets. Other than sales to Sensormatic, sales to customers outside the United States were not significant. Sales to Sensormatic were shipped to locations in Western Europe.

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

        Included in accounts receivable at December 31, 1999 and 1998 is unbilled accounts receivable of $1,127,000 and $2,847,000, respectively.

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

        INTANGIBLES - Costs and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding 17 years, using the straight-line method.

        IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets, including security devices on lease, property and equipment, intangible assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, net investment in sales-type leases, revolving line of credit, accounts payable and obligations under capital leases) approximate their fair value at December 31, 1999 and 1998 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

        DEFERRED INCOME - Deferred income consist of rentals related to operating leases and maintenance contracts billed or paid in advance.

        INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to financial accounting and reporting for income taxes.

        STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

        FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's foreign entity is the US dollar. Unrealized foreign exchange transaction gains and (losses) are included in selling, general and administrative expenses and amounted to approximately $35,000, ($120,000) and ($111,000) for the years ended December 31, 1999, 1998 and 1997, respectively.

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

        RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which established standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

        RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with current year classifications.

3.      FINANCIAL CONDITION AND LIQUIDITY

        The Company anticipates that current cash reserves, cash generated by operations and cash obtained under its existing line of credit should be sufficient to meet the Company's working capital requirements, as well as future capital expenditure requirements, over the next twelve months. In addition, the Company has obtained an understanding from a group of investors on April 11, 2000 that they are prepared to provide standby debt financing on a short-term basis for an amount up to $1 million. Any amounts borrowed would be subordinated to the Company's revolving line of credit described in Note 9. This group of investors includes a member of the Company's Board of Directors.

4.      NET INVESTMENT IN SALES-TYPE LEASES AND OPERATING LEASE DATA

        The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consist of:

                                                                DECEMBER 31,
                                                               1999       1998
                                                              (IN THOUSANDS)

        Minimum lease payments receivable                     $ 570      $1,204
        Allowance for uncollectible minimum lease payments      (29)        (60)
        Unearned income                                         (40)       (120)
        Unguaranteed residual value                               -          16
                                                             ---------  --------
        Net investment                                          501       1,040
        Less current portion                                    393         574
                                                             ---------  --------
        Noncurrent portion                                    $ 108      $  466
                                                             =========  ========

        The future minimum lease payments receivable under sales-type leases and noncancellable operating leases are as follows:

                                                          SALE-TYPE    OPERATING
        YEAR ENDING                                        LEASES       LEASES
        DECEMBER 31,                                           (IN THOUSANDS)

          2000                                                $ 445       $  76
          2001                                                   82          39
          2002                                                   43           6
          2003                                                   -            7
                                                             --------    -------
                                                              $ 570        $ 128
                                                             ========    =======

5.      INVENTORIES

        Inventories consist of the following:

                                                               DECEMBER 31,
                                                            1999          1998
                                                             (IN THOUSANDS)

        Raw materials                                       $ 2,333      $2,497
        Work-in-process                                       1,482       3,058
        Finished goods                                        1,443       1,827
                                                           --------      -------
                                                            $ 5,258      $7,382
                                                           ========      =======

        Reserves for excess and obsolete inventory totaled $3,404,000 and $1,318,000 as of December 31, 1999 and 1998, respectively, and have been included as a component of the above amounts.

6.      SECURITY DEVICES ON LEASE

        Security devices are stated at cost and are summarized as follows:

                                                                DECEMBER 31,
                                                             1999          1998
                                                              (IN THOUSANDS)

        Security devices on lease                             $ 122      $  154
        Less allowance for depreciation                          56          89
                                                            --------     -------
                                                              $  66      $   65
                                                            ========     =======

        Depreciation expense in 1999 and 1998 totaled $24,000 and $81,000, respectively.

7.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost and are summarized as follows:

                                             ESTIMATED USEFUL     DECEMBER 31,
                                              LIVES (YEARS)     1999       1998
                                                                (IN THOUSANDS)

        Building                                    20        $3,033     $3,033
        Machinery and equipment                    3-10        2,567      2,613
        Furniture, fixtures and office equipment   3-10        3,675      3,433
        Leasehold improvements                     5-10          290        250
                                                             ---------  --------
                                                               9,565      9,329
        Less allowance for depreciation                        5,631      4,981
                                                             ---------  --------
                                                              $3,934     $4,348
                                                             =========  ========

        Depreciation expense in 1999 and 1998 totaled $720,000 and $1,025,000, respectively.

8.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                                 1999     1998
                                                                (IN THOUSANDS)

        Accrued salaries, employee benefits and payroll taxes   $1,321   $  979
        Accrued installation costs                                 119      549
        Accrued termination costs                                  586       -
        Other accrued liabilities                                  743    1,552
                                                             ---------  --------
                                                                $2,769   $3,080
                                                             =========  ========
9.      REVOLVING LINE OF CREDIT

        The Company has a revolving line of credit with a financial institution for maximum borrowings of $8 million through December 31, 2001, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable monthly at the lender's Index Rate, as defined (5.6% at December 31, 1999), plus 4.5% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of the Company's assets. The terms of the agreement, among other matters, requires the Company to maintain certain minimum net worth levels and places restrictions on capital expenditures and prohibits the payment of dividends (other than dividends on the Series A Preferred Stock described in Note 1). The Company had borrowings on the line of credit totaling $3,075,000 and $2,765,000 for the years ended December 31, 1999 and 1998, respectively.

10.     OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

        On December 24, 1996, the Company completed a sale-leaseback transaction on the Company's corporate headquarters. The Company received net proceeds of approximately $4.5 million which approximated the carrying amount of the land and building. The lease covers a period of 20 years with quarterly payments of $137,000. The lease agreement allows for an increase in lease payments for years 4 through 20 based on a formula tied to the Consumer Price Index. Because the fair market value of the land on which the principal premises is built was greater than 25 percent of the total fair value of the leased premises at the inception of the lease, the land and building have been considered separately for the purposes of applying the criteria of SFAS No. 13, ACCOUNTING FOR LEASES. The land portion of the lease has been classified as an operating lease. Future minimum payments related to the land portion of the lease are as follows (in thousands):

         YEAR ENDING
         DECEMBER 31,

           2000                                                         $   155
           2001                                                             155
           2002                                                             155
           2003                                                             155
           2004                                                             155
           Thereafter                                                     1,863
                                                                       --------
                                                                        $ 2,638
                                                                       ========

        Rent expense for 1999, 1998 and 1997 was $148,000 per year.

        The building portion of the lease has been classified as a capital lease. The Company also leases certain computer and office equipment and related items under noncancellable capital lease arrangements at varying interest rates expiring through 2003.

        Minimum annual rentals are as follows (in thousands):

        YEAR ENDING
        DECEMBER 31,

          2000                                                           $  501
          2001                                                              445
          2002                                                              445
          2003                                                              387
          2004                                                              376
          Thereafter                                                      4,509
                                                                       --------
                                                                          6,663
          Less amount representing interest                               3,605
                                                                       --------
          Present value of minimum rentals                                3,058
          Less current portion                                              165
                                                                       --------
          Noncurrent portion                                             $2,893
                                                                       ========

        As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The net book value of the building was $2,578,000 and $2,730,000 at December 31, 1999 and 1998, respectively. The capitalized lease asset is being amortized on a straight-line basis over the 20-year lease term. The capitalized lease obligation is being amortized under the interest method over the 20-year lease period, utilizing an imputed interest rate of approximately eleven percent.

        The Company is currently in default on its capital lease obligation relating to the sale-leaseback transaction. The terms of the agreement require the Company to maintain certain minimum net worth levels which have not been achieved. The Company intends to renegotiate the terms of the covenants to correct the default. The capital lease obligation associated with the building of $2,758,000 is included within noncurrent liabilities at December 31, 1999.

        Computer and office equipment and related items under capital leases are included in property and equipment and other assets with a gross value of $1,178,000 at December 31, 1999 and 1998, and a net book value of $236,000 and $415,000 at December 31, 1999 and 1998, respectively.

11.     COMMON SHAREHOLDERS' EQUITY

      a. EARNINGS PER SHARE ("EPS") - Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:

                                              1999      1998           1997
                                                   (IN THOUSANDS,
                                                EXCEPT PER SHARE AMOUNTS)

               Net loss                    $(11,034)  $(4,504)      $(17,917)
               Preferred stock dividends     (1,326)   (1,263)        (1,067)
                                           ---------  ---------     ---------
               Net loss attributed to
                 common shareholders       $(12,360)  $(5,767)      $(18,984)
                                           =========  =========     =========

               Weighted average common
                 shares                       9,751     9,751          9,114
                                           =========  =========     =========
               Basic and diluted EPS       $  (1.27)  $ (0.59)      $  (2.08)
                                           =========  =========     =========

               Since the Company has a net loss for all years presented, the effect of common stock options and warrants would be antidilutive.

      b. STOCK OPTIONS - In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan provides for grants up to 2,250,000 options to purchase the Company's common stock. Awards may be granted by the stock option committee to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. All outstanding stock options were issued at not less than the fair value of the related common stock at the date of grant. At December 31, 1999, 2,214,233 common shares were reserved for issuance in connection with the exercise of stock options.

               In October 1999, the Company issued 200,000 non-qualified stock options to the Interim Chief Executive Officer at the price of $0.19 per share which was the fair value on the date of grant. The options are fully vested at December 31, 1999.

               Stock option transactions for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                   NUMBER          EXERCISE
                                                 OF SHARES           PRICE

               Balance, January, 1997              552,072          $4.26

               Granted                             679,500           3.07
               Exercised                           (35,767)          3.17
               Canceled                           (161,988)          5.23
                                                -------------       ------
               Balance, December 31, 1997        1,033,817           3.36

               Granted                             463,700           2.15
               Exercised                             -                 -
               Canceled                           (328,156)          2.32
                                                -------------       ------
               Balance, December 31, 1998        1,169,361           3.17

               Granted                             836,500           0.52
               Exercised                             -                -
               Canceled                           (350,102)          1.36
                                                -------------       ------
               Balance, December 31, 1999        1,655,759          $2.21
                                                =============       ======

               In connection with the merger described in Note 1, employees and directors who held options to purchase Knogo N.A. common stock were granted substitute options ("Substitute Knogo N.A. Options") under the 1998 Plan to purchase an aggregate of 552,072 shares of Sentry Common Stock and 552,072 shares of Sentry Class A Preferred Stock at prices determined pursuant to the formula set forth in the Merger Agreement. Employees and directors who held outstanding options to purchase Video Sentry common stock were granted substitute options under the 1998 Plan to purchase 195,000 shares of Sentry Common Stock at prices determined pursuant to the formula set forth in the Merger Agreement.

               At December 31, 1999, options to purchase 1,655,759 shares of common stock were outstanding at exercise prices ranging from $0.19 to $8.42. At December 31, 1999, options to purchase an aggregate of 852,459 (which include 450,759 outstanding and exercisable substitute Knogo N.A. options) common shares were vested and currently exercisable at a weighted average exercise price of $3.70 and an additional 803,300 options vest at dates extending through the year 2009. At December 31, 1999, options for 758,474 common shares were available for future grants.

               As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related interpretations. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized in the financial statements for employee stock arrangements.

               SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 110.9% in 1999, 81.6% in 1998, and 74.3% in 1997;
               risk free interest rates, 4.8% in 1999, 5.5% in 1998, and 6.5% in 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998, and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss attributed to common shareholders would have been $(12,889,000) (($1.32) per diluted share) in 1999, $(6,159,000)
               (($0.63) per diluted share) in 1998, and $(19,324,000) (($2.12)
               per diluted share) in 1997. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

      c. WARRANTS - At December 31, 1998, warrants to purchase 287,500 shares of common stock were outstanding at exercise prices ranging from $3.38 to $4.95. Such warrants expired in 1999.

12.     INCOME TAXES

        The components of the Company's income tax provisions are as follows:

                                                  1999       1998      1997
          Current:
            Federal                              $  -        $ -       $  -
            State                                   -          -          -
            Puerto Rico                             -           21        -
                                                 -------    -------    ------
                                                                21

          Deferred:
            Puerto Rico                             -          -         174
                                                 -------    -------    ------
                                                    -          -         174
                                                 -------    -------    ------
                                                 $  -        $  21     $ 174
                                                 =======   ========    ======

        The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                                  1999        1998       1997
                                                        (IN THOUSANDS)

        Expected tax expense (benefit) at 34%    $(3,752)    $(1,524)  $(6,033)
        Add (deduct):
         Nondeductible expenses                    1,422         590     5,024
         U.S. losses producing no tax benefit      2,330         866       767
         Benefits of nontaxable income of
          Puerto Rico subsidiary/losses producing
          no tax benefit                             -           107       242
         Other                                       -           (18)      174
                                                 ---------   -------- --------
                                                 $   -        $   21   $   174
                                                 =========   ======== ========

        Significant components of deferred tax assets and liabilities at December 31, 1999 and 1998 are comprised of:

                                              DEFERRED TAX ASSETS (LIABILITIES)
                                                 1999               1998
                                                     (IN THOUSANDS)
        ASSETS:

        Account receivable                     $  253             $  241
        Inventories                             1,251                488
        Accrued liabilities                       184                203
        Property, plant and equipment              77                 64
        Intercompany transactions                   -                 12
        Net operating loss carryforwards        7,113              5,139
        Tax credit carryforwards                  209                209
                                              ---------          ----------
              Gross deferred tax assets         9,087              6,356

        Less valuation allowance                9,057              6,337
                                              ---------          ----------
                                                   30                 19
                                              ---------          ----------
        LIABILITIES:

        Tollgate taxes                            (30)               (19)
                                              ---------          ----------
              Gross deferred tax liabilities      (30)               (19)
                                              ---------          ----------
        Net deferred tax asset (liability)     $   -              $   -
                                              =========          ==========


        The increase in the valuation allowance for the years ended December 31, 1999 and 1998 was primarily attributable to the increase in net operating loss carryforwards for which realization was not more likely than not.

        Through 1998, the Company operated a Puerto Rico manufacturing subsidiary which was exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996). Also, the Company was granted a partial income tax exemption under the provisions of the Puerto Rico Industrial Incentives Act of l978 from the payment of Puerto Rico taxes on income derived from marketing certain products manufactured by the subsidiary. The grant provided for a 90% exemption from Puerto Rico taxes. The Company provided tollgate taxes on the earnings of the Puerto Rico subsidiary which it intends to remit, in the form of a dividend, to the parent company based upon the applicable rates.

13.     COMMITMENTS AND CONTINGENCIES

      a. LITIGATION - The Company is a party to litigation arising in the normal course of business. Management believes the final disposition of such matters will not have a material adverse effect on the consolidated financial statements.

      b. SUPPLY AGREEMENT - Knogo N.A. had a supply agreement in which Sensormatic was obligated to purchase products from Knogo N.A. in the amount of $4,000,000 in 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. In 1997, Sensormatic did not meet its minimum order amounts in accordance with the terms of the supply agreement and, accordingly, the Company recorded in revenues the cumulative profits on the shortfall. Although the supply agreement officially expired and minimum purchase obligations ended as of June 30, 1997, Sensormatic continued to purchase these products at similar margins from the Company. Included in accounts receivable at December 31, 1999 and 1998 are amounts due from Sensormatic of $269,000 and $162,000, respectively.

      c. LICENSE AGREEMENT - Knogo N.A. entered into a license agreement in which Knogo N.A. has the exclusive right to manufacture and sell certain Knogo products which existed prior to 1995 within the Knogo N.A. territory, and Sensormatic has such right elsewhere, except that Knogo N.A. and Sensormatic each have the right to develop and market the SuperStrip technology in the Knogo N.A. territory.

      d. 401(K) PLAN - In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 15% of compensation, subject to certain limitations, with the Company making a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also contribute a discretionary contribution, subject to certain conditions, as defined in the Plan. The Company contributed approximately $123,000, $130,000, and $215,000 to the Plan for the years ended December 31, 1999, 1998 and 1997, respectively.

      e. EMPLOYMENT AGREEMENTS - The Company and several key executives entered into employment agreements with remaining terms of one to two years for which the Company will have a minimum commitment of $367,000.

14.     MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

        The Company grants credit to customers who are principally in the retail industry and libraries. During 1999, 1998 and 1997, revenues from a single customer represented approximately 19%, 22% and 18% of total revenues, respectively. During 1999 and 1997, revenues from a different customer represented 14% and 13% of total revenues. No other customer accounted for more than 10% of total revenues for fiscal 1999, 1998 and 1997.

15.     JOINT VENTURE

        The Company has a controlling interest in K&M Converting Corp. ("KMCC"), a joint venture with Marian Rubber Products Co., Inc. ("Marian"). KMCC is the exclusive converter of magnetic material into disposable targets or labels used in the Company's EAS systems. The acquisition of the joint venture was accounted for under the purchase method of accounting and the operating results of KMCC are included in the consolidated operating results of the Company.

16.     OTHER INCOME - SALE OF ASSETS

        In February 1999, the Company sold its Puerto Rico manufacturing facility and Illinois CCTV design center and related land for net proceeds of approximately $2.2 million. At December 31, 1998, included in assets held for sale was approximately $1.7 million representing the net carrying amount of these properties. A gain of $503,000 representing the excess of the net proceeds over the carrying value of these properties was recognized in the first quarter of 1999.

17.     REVENUE BY PRODUCT LINE

        Revenues by product line are as follows:

                                                  1999         1998       1997
                                                          (IN THOUSANDS)
         EAS                                  $  8,983       $ 9,555    $10,249
         CCTV                                    7,565         6,892      3,623
         SentryVision(R)                         1,846         6,151      4,322
         3M library products                     1,056         1,833      2,341
         Service revenues and other              2,831         3,725      4,031
                                             -----------    ---------  ---------
         Total revenues                       $ 22,281      $ 28,156    $24,566
                                             ===========    =========  ========


18.     RESTRUCTURING AND IMPAIRMENT OF ASSETS

        During the fourth quarter of 1999, faced with continued losses and SentryVision(R) sales below projected levels, management authorized and committed the Company to undertake significant downsizing and operational changes, which resulted in restructuring and impairment charges of $3.0 million. These charges included involuntary termination costs of $0.6 million and workforce reductions of approximately 23% across almost all operating departments. In addition, in conjunction with the development of its revised business plan, the Company recorded a noncash charge of $2.4 million relating to the impairment of goodwill. This impairment charge was calculated by comparing future discounted net cash flows to the goodwill's carrying value. Factors leading to the impairment were a combination of historical losses and insuficient estimated future cash flows from the SentryVision(R) system.

                                     ******

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)


  COLUMN  A                                             COLUMN  B         COLUMN C                 COLUMN D         COLUMN E
  ----------                                            ----------        ---------                --------         ---------
                                                                          ADDITIONS
                                                                          ---------
                                                                                    CHARGED TO
   DESCRIPTIONS                                         BALANCE AT     CHARGED TO    OTHER                           BALANCE
                                                        BEGINNING      COST AND     ACCOUNTS/      DEDUCTIONS/       AT END OF
                                                        OF YEAR        EXPENSES     DESCRIBE       DESCRIBE            YEAR
                                                                         (1)          (2)
Year ended December 31, 1999:
  Allowance for doubtful accounts                        $  651         $  192       $  26         $  186             $  683
                                                         ======         ======       =====         ======             ======
  Allowance for uncollectible minimum lease payments     $   60         $  (31)                                       $   29
                                                         ======         ======       =====         ======             ======
  Reserve for excess and obsolete inventory              $1,318         $2,434                     $  348             $3,404
                                                         ======         ======       =====         ======             ======

Year ended December 31, 1998:
  Allowance for doubtful accounts                        $  752         $    2       $  11         $  114             $  651
                                                         ======         ======       =====         ======             ======
  Allowance for uncollectible minimum lease payments     $   86         $  (26)                                       $   60
                                                         ======         =======      =====         ======             ======
  Reserve for excess and obsolete inventory              $1,246         $  328                     $  256             $1,318
                                                         ======         ======       =====         ======             ======
Year ended December 31, 1997:
  Allowance for doubtful accounts                        $  719         $   73       $   8         $   48             $  752
                                                         ======         =======      =====         ======             ======
  Allowance for uncollectible minimum lease payments     $  157         $  (71)                                       $   86
                                                         ======         ======       =====         ======             ======
  Reserve for excess and obsolete inventory              $1,691         $  444                     $  889             $1,246
                                                         ======         ======       =====         ======             ======

(1) Recoveries of accounts written off.
(2) Amounts written off>


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Part III information will be set forth in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report on Form 10-K:

          (1)(2) Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1999 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-K. See the Index to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries.

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

          10.6 Employment Agreement, dated as of March 1, 1998, between the Company and John Whiteman. Incorporated by reference to Exhibit
                 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

          10.15 Consulting Agreement, dated as of October 15, 1999, between the Company and Restoration Management Company, LLC. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

          10.16 Amendment to Consulting Agreement dated as of November 9, 1999 between the Company and Restoration Management Company, LLC.

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

          10.13 Amendment No. 1 dated December 22, 1998, to the Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company. Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for fiscal 1998.

          10.14 Second Amendment and Third Waiver to the Loan and Security Agreement between the Company and General Electric Capital Corporation dated May 12, 1999. Incorporated by reference to
                 Exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

          10.17 Third Amendment to the Loan and Security Agreement dated December 29, 1999.

          10.18  Standby Debt Financing Letter by Furst Capital Partners, LLC

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

                                          SENTRY TECHNOLOGY CORPORATION


                                          By:   /S/ PETER J. MUNDY
                                                -----------------------
                                                Peter J. Mundy
                                                Vice President-Finance,
                                                Chief Financial Officer,
                                                Secretary and Treasurer
Dated:  April 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                                  TITLE

/S/ ANTHONY H.N. SCHNELLING                Interim Chief Executive Officer
----------------------------------
Anthony H.N. Schnelling

/S/ PETER J. MUNDY                         Vice President-Finance,
----------------------------------
Peter J. Mundy                             Chief Financial and Accounting
                                           Officer, Secretary and Treasurer

/S/ WILLIAM A. PERLMUTH                    Chairman of the Board of Directors
----------------------------------
William A. Perlmuth

/S/ ROBERT L. BARBANELL                    Director
----------------------------------
Robert L. Barbanell

/S/ ROBERT D. FURST, JR.                   Director
----------------------------------
Robert D. Furst, Jr.

/S/ PAUL D. MELLIN                         Director
----------------------------------

Paul D. Mellin

/S/ THOMAS A. NICOLETTE                    Director
----------------------------------
Thomas A. Nicolette


Dated:  April 14, 2000