Form 10-K/A
period 1999-12-31
SENTRY TECHNOLOGY CORP
filed 2000-04-28
CIK 1030708

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

                         COMMISSION FILE NUMBER: 1-12727

                                -----------------

                          SENTRY TECHNOLOGY CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                        96-11-3349733
  -------------------------------              ---------------
  (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                350 WIRELESS BOULEVARD, HAUPPAUGE, NEW YORK 11788
               --------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 232-2100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS:

                          Common Stock, $.001 par value

                    Class A Preferred Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/ No / /

At April 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,488,000 based upon the closing price of such securities on the OTC Bulletin Board on that date. At April 28, 2000, the Registrant had outstanding 9,750,760 shares of Common Stock and 5,333,334 shares of Class A Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

          Because definitive proxy soliciting material relating to the Annual Meeting of Stockholders of Sentry Technology Corporation (the "Company" or "Sentry") will be filed later than May 1, 2000, the information called for by Items 10, 11, 12 and 13 of Part III of the Company's Form 10-K for the year ended December 31, 1999 is included in this Amendment No. 1 on Form 10-K/A to such Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

          The following sets forth information regarding the persons serving as Directors of the Company:

          ROBERT L. BARBANELL, age 69, has been Director since February 1997. He has been President of Robert L. Barbanell Associates, Inc., a financial consultancy firm, since July 1994. Prior thereto, Mr. Barbanell served in various capacities at Bankers Trust New York Corporation, where he was Managing Director of the European Merchant Bank of Bankers Trust International PLC from 1991 to 1994; Managing Director of BT Securities Corporation from 1989 to 1991; Managing Director of Bankers Trust Company from 1986 to 1989; Senior Vice President of Bankers Trust Company from 1981 to 1986. Prior to his service with Bankers Trust, Mr. Barbanell served in various executive capacities at Amcon Group, Inc. and GI Export Corporation. Mr. Barbanell currently serves on the Boards of Directors of Marine Drilling Companies, Inc., Kaye Group, Inc. and Cantel Industries, Inc. Mr. Barbanell's term as a Director expires at the 2001 Annual Meeting of Stockholders.

          ROBERT D. FURST, JR., age 47, has been a Director of the Company since its inception. Prior thereto he was a Director of Video Sentry Corporation ("Video Sentry"), a predecessor of the Company, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also the founder and owner of Furst Capital Management, a firm specializing in trading government and equity securities as well as commodity futures. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst currently serves on the Boards of Directors of NOW Technologies, Inc., a privately-held manufacturer of chemical packaging and dispensing systems serving the semi-conductor industry; Lucht, Inc., a privately-held manufacturer of high volume photographic printers and other equipment; and Neighborhood Marketing Corporation, a privately-held consumer promotion and database marketing company utilizing proprietary patented technologies. Mr. Furst's term as a Director expires at the 2000 Annual Meeting of Stockholders.

          PAUL D. MELLIN, age 36, has been a Director since August 1997, when he was appointed to fill a vacancy on the Board of Directors. Mr. Mellin joined SG Cowen, a subsidiary of Societe Generale, as the Managing Director of the Mergers and Acquisitions Group and as the head of their Electronics Mergers and Acquisitions practice in April, 2000. Prior to Mr. Mellin's joining SG Cowen, he was a member of the mergers and acquisitions group at Deutsche Banc Alex. Brown LLC and Smith Barney. Mr. Mellin's term as a Director expires at the 2002 Annual Meeting of Stockholders.

          THOMAS A. NICOLETTE, age 49, has been a Senior Executive Officer since October 1999 and a Director of the Company since January 1997. Prior thereto, Mr. Nicolette served as the President and Chief Executive Officer since January 1997 and in various capacities at several predecessors of the Company, including Knogo North America Inc., where he was President, Chief Executive Officer and a Director from December 1994 to February 1997, and Knogo Corporation, where he was a Director from 1987 until December 1994, Chief Executive Officer from May 1994 to December 1994 and President and Chief Operating Officer from 1990 to May 1994. Prior thereto he served in other positions as an officer at Knogo Corporation. Mr. Nicolette serves on the Board of Directors of SenTech EAS Corporation and is Vice Chairman of the Board of Trustees of WLIW, the Long Island-based affiliate of the Public Broadcasting System. Mr. Nicolette's term as a Director expires at the 2000 Annual Meeting of Stockholders.

          WILLIAM A. PERLMUTH, age 70, has been Chairman of the Board of Directors of the Company since January 1997. Prior thereto, Mr. Perlmuth served as a Director of several predecessors of the Company from 1979 to February 1997. Mr. Perlmuth has been a partner in the law firm of Stroock & Stroock & Lavan LLP in New York, New York for more than five years and is presently of counsel to such firm. Such firm and Mr. Perlmuth have performed legal services for the Company. The aggregate amount of fees paid by the Company to Stroock & Stroock & Lavan LLP was less than 5% of the law firm's gross revenues for the last fiscal year. The Company believes that the billing rates for the foregoing legal services were no less favorable to the Company than could have been obtained from unaffiliated parties for comparable services. Mr. Perlmuth's term as a Director expires at the 2002 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

          The following sets forth information regarding the persons serving as executive officers of the Company:


                NAME                   AGE               OFFICE
                ----                   ---               ------

Anthony H.N. Schnelling.............   52         Interim President and Chief
                                                  Executive Officer of the
                                                  Company since October 1999.
                                                  Mr. Schnelling is a principal
                                                  of Restoration Management
                                                  Company, LLC which he
                                                  co-founded in 1997. Since July
                                                  1996, he has been active in
                                                  providing consulting and
                                                  crisis management services to
                                                  private and public companies
                                                  and individuals. From October
                                                  of 1989 through June of 1996,
                                                  Mr. Schnelling practiced law
                                                  with Stroock & Stroock & Lavan
                                                  in New York City. From 1986
                                                  through 1989 Mr. Schnelling
                                                  attended Fordham University
                                                  School of Law and has been a
                                                  member of its Alumni Board of
                                                  Directors since 1989. From
                                                  1978 through 1986, Mr.
                                                  Schnelling was the President,
                                                  Chief Executive Officer,
                                                  principal shareholder and a
                                                  Director of Colora Printing
                                                  Inks, Inc. in the United
                                                  States, Colora Printing Inks,
                                                  Ltd in the United Kingdom and
                                                  Ets. Colora S.A. in France, a
                                                  group that manufactured and
                                                  distributed printers ink for
                                                  the packaging industry. From
                                                  1974 through 1978, Mr.
                                                  Schnelling served in various
                                                  capacities at Morgan Guaranty
                                                  Trust Company of New York and
                                                  was chiefly active in its
                                                  shipping group.

Thomas A. Nicolette..................  49         Mr. Nicolette has been a
                                                  senior executive officer since
                                                  October 1999 and Director of
                                                  Sentry since January 1997.
                                                  Prior to October 1999, Mr.
                                                  Nicolette served as President
                                                  and Chief Executive Office of
                                                  the Company from January 1997.
                                                  Mr. Nicolette also served in
                                                  various capacities at several
                                                  predecessors of Sentry,
                                                  including Knogo North America
                                                  Inc., where he was President,
                                                  Chief Executive Officer and a
                                                  Director from December 1994 to
                                                  February 1997, and Knogo
                                                  Corporation, where he was a
                                                  Director from 1987 until
                                                  December 1994, Chief Executive
                                                  Officer from May 1994 to
                                                  December 1994 and President
                                                  and Chief Operating Officer
                                                  from 1990 to May 1994. Prior
                                                  thereto he served in other
                                                  positions as an officer at
                                                  Knogo Corporation. Mr.
                                                  Nicolette serves on the Board
                                                  of Directors of SenTech EAS
                                                  Corporation and is Vice
                                                  Chairman of the Board of
                                                  Trustees of WLIW, the Long
                                                  Island-based affiliate of the
                                                  Public Broadcasting System.

Peter J. Mundy......................   43         Vice President-Finance and
                                                  Chief Financial Officer of
                                                  Sentry. Mr. Mundy also serves
                                                  as Secretary and Treasurer of
                                                  the Company. Mr. Mundy was
                                                  Vice President - Finance,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer of
                                                  Knogo North America Inc. from
                                                  December 1994. Prior thereto,
                                                  Mr. Mundy served as an officer
                                                  of Knogo Corporation where he
                                                  was Vice President - Corporate
                                                  Controller from May 1994 and,
                                                  prior to such time, Corporate
                                                  Controller and Controller
                                                  since 1982. Mr. Mundy is a
                                                  Certified Public Accountant.

John F. Whiteman....................    41        Mr. Whiteman became Senior
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

          Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation for the Company's fiscal year ended December 31, 1999 of the Company's Chief Executive Officer and each of four other executive officers of the Company:

                                                                                    LONG-TERM                 ALL OTHER
                                              ANNUAL COMPENSATION                   COMPENSATION              COMPENSATION (1)
                                              -------------------                   ------------              ----------------

                                                                                          SECURITIES
NAME AND                                                                                  UNDERLYING
PRINCIPAL POSITION                YEAR            SALARY             BONUS                OPTIONS (#)
------------------                ----            ------             -----                -----------

Anthony H.N. Schnelling           1999            $   50,000(2)          -                   200,000                        -
Interim President and CEO

Thomas A. Nicolette,              1999                  206,941          -                    75,000                    $ 4,800
Senior Executive Officer          1998                  198,380          -                    50,000                      4,800
                                  1997                  194,167          -                   100,000                      4,390

Peter J. Mundy,                   1999                  124,165          -                    35,000                      3,725
Vice President - Finance,         1998                  119,028          -                    20,000                      3,571
Secretary and Treasurer           1997                  118,110          -                    40,000                      3,543

John F. Whiteman                  1999                  152,462          -                    50,000                      4,574
Sr. Vice President Sales and      1998                  145,476          -                    30,000                      4,364
Marketing                         1997                  149,120        $30,943                40,000                      3,586

Peter Y. Zhou,                    1999                  134,512          -                    20,000                      4,036
Vice President -                  1998                  128,947          -                    12,500                      3,868
Technology(3)                     1997                  128,833          -                    40,000                      3,865


--------------------
(1)  Amounts shown consist of the Company's matching contributions under the
     Retirement Savings 401(k) Plan.

(2) Compensation to Mr. Schnelling was paid to Restoration Management, LLC, of which he is a principal.

(3)  Dr. Zhou resigned from the Company in January 2000.

          As to various items of personal benefits, the Company has concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.

OPTIONS GRANTED IN LAST FISCAL YEAR

          The following table sets forth certain information concerning options granted during 1999 to each person named in the Summary Compensation Table:


                          NUMBER OF
                         SECURITIES    % OF TOTAL                                      POTENTIAL REALIZABLE VALUE AT ASSUMED
                         UNDERLYING    GRANTED TO                                           ANNUAL RATE OF STOCK PRICE
                           OPTIONS    EMPLOYEES IN    EXERCISE      EXPIRATION          APPRECIATION FOR OPTION TERM(2)(3)
NAME                       GRANTED        1999       PRICE (1)         DATE                  5%                 10%
----                       -------        ----       ---------         ----                  --                 ---


Anthony H.N.               200,000        30.5%        $.188          See Note (1)       $23,650                 $59,934
Schnelling
Thomas A. Nicolette         75,000        11.4%         .62                1/11/09        29,249                 74,121
Peter J. Mundy             35,000         5.3%          .62                1/11/09        18,649                 34,590
John F. Whiteman           50,000         7.6%          .62                1/11/09        19,499                 49,414
Peter Y. Zhou(4)           20,000         3.0%          .62                1/11/09        7,800                  19,766


(1) These options were granted with an excise price equal to the market value of the Common Stock on the date of the grant. Mr. Schnelling was granted non-qualified options which vest immediately and expire two years from the termination of his consulting agreement. All other options granted were incentive stock options which vest over a five year period at 20% per year and expire after 10 years.

(2) Represents a gain that would be realized assuming the options were held until expiration and the stock price increased at compounded rates of 5% and 10% from the base price per share.

(3) The dollar amounts under these columns use the 5% and 10% rates of appreciation required by the Securities and Exchange Commission. This presentation is not intended to forecast possible future appreciation of the Company's Common Stock.

(4)  Dr. Zhou resigned from the Company in January 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

          The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 1999 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 1999, both exercisable (E) and unexercisable (U), and the value of such options as of that date.

                                                                        NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN THE
                                                                        OPTIONS AT YEAR-END (#)     MONEY OPTIONS AT YEAR END ($)
                                SHARES
                                ACQUIRED ON          VALUE              EXERCISABLE/                EXERCISABLE/
NAME                            EXERCISE (#)         REALIZED ($)       UNEXERCISABLE               UNEXERCISABLE
----                            ------------         ------------       -------------               -------------

Anthony H.N. Schnelling                  -                   -          E          200,000          E        -
                                                                        U                -          U        -
Thomas A. Nicolette                      -                   -          E          292,139          E        -
                                                                        U          130,000          U        -
Peter J. Mundy                           -                   -          E          112,614          E        -
                                                                        U           56,000          U        -
John F. Whiteman                         -                   -          E           64,716          E        -
                                                                        U           74,000          U        -
Peter Y. Zhou(1)                         -                   -          E          103,703          E        -
                                                                        U           39,500          U        -


---------------

(1)  Dr. Zhou resigned from the Company in January 2000.

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

          In addition, each non-employee Director is eligible to participate in the 1997 Stock Incentive Plan of Sentry. On February 12, 1999, each non-employee Director also received a grant of options to purchase 3,000 shares of Common Stock at an exercise price of $.625, vesting in equal portions over a five year period, and on February 14, 2000, each non-employee Director also received a grant of options to purchase 3,000 shares of Common Stock at an exercise price of $.3125, vesting in equal portions over a five year period.

EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS; CHANGE OF CONTROL ARRANGEMENTS

          Anthony H.N. Schnelling is a principal of Restoration Management LLC, or "Restoration." Restoration was retained by the Company in October 1999 in order to assist in the Company's efforts to reduce operating expenditures, to return the Company to profitability, and to further the Company's efforts to find an acquisition partner or strategic investor. Mr. Schnelling was appointed interim President and Chief Executive Officer in order to facilitate the performance of Restoration's services to the Company.

          Compensation paid to Restoration was negotiated at arm's length. In connection with the negotiation, Restoration, through Mr. Schnelling, requested and was granted an option to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.188 (which was the fair market value of the Common Stock on the date of grant). In granting this option, the Board of Directors of the Company took into account the nature of the task Restoration was expected to perform, the cash fee being paid to Restoration, and the fact that the option would have no value to Restoration unless the Company's stock price increased.

          The employment agreement between the Company and Mr. Nicolette, formerly the Chief Executive Officer and presently a senior executive office of the Company, is for a term ending February 11, 2001. Mr. Nicolette's annual compensation is presently $211,616 per year, after cost-of-living adjustments, and he is also eligible for consideration to receive up to an additional 50% of such amount, based upon certain performance-based criteria. He receives the use of an automobile and life insurance in the amount of $1,000,000.

          The employment agreement of Mr. Mundy renews automatically on April 12 for one year renewals. After cost- of-living adjustments, his annual salary is presently $126,970. The employment agreement of Mr. Whiteman is for a term ending April 12, 2001 at an annual salary which with cost-of-living adjustments is presently $156,906.

          The employment agreements of Messrs. Nicolette, Mundy and Whiteman also provide that in the event of a change in control of the Company, the term of each of their employment will be automatically extended for a period of two years in the case of Mr. Nicolette's agreement and one year in the case of each of the other agreements, following the date of such change in control. Following such change in control, each of such persons will have the right to terminate his employment for good reason, as defined, while continuing to receive the salary and bonus otherwise payable thereunder for the remainder of the employment term. Additionally, the employment agreements provide that in the event of a change in control all options held by the employee, whether or not then vested, would fully vest. If the change in control was not approved by a majority of the Existing Directors (as defined in the Company's Certificate of Incorporation), each such officer would be entitled to receive, for each option for which the exercise price is less than the market price of the Common Stock, cash in cancellation of such options in an amount equal to such difference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth the beneficial ownership of Sentry Common Stock and Class A Preferred Stock at April 28, 2000, as to each (i) beneficial owner of five percent or more of the Common Stock, (ii) Sentry Director, (iii) executive officer of Sentry and (iv) all Directors and executive officers as a group. On April 28, 2000, 9,750,760 shares of Common Stock and 5,333,334 shares of Preferred Stock were outstanding. The Class A Preferred Stock is non-voting.


                                            SHARES OF            PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERS       COMMON STOCK         OF CLASS(1)
-------------------------------------       ------------         -----------
Walter & Edwin Schloss
Associates L.P.
350 Park Avenue
New York, NY  10022                         602,883                 6.2%

                                                   SHARES OF      PERCENT          SHARES OF CLASS A      PERCENT
DIRECTORS AND EXECUTIVE OFFICERS                   COMMON STOCK   OF CLASS(1)      PREFERRED STOCK        OF CLASS(2)
--------------------------------                   ------------   -----------      ---------------        -----------

Anthony H.N. Schnelling                            200,000  (3)        2.0%                   -                  -

Thomas A. Nicolette                                444,720  (4)        4.5%            346,852   (5)            6.3%

Peter J. Mundy                                     141,945  (6)        1.4%            104,616   (7)            1.9%

John F. Whiteman                                    78,941  (8)          *              49,269   (9)             *

Paul D. Mellin                                       7,800 (10)          *                   -                   -

Robert L. Barbanell                                 15,800 (11)          *              16,537                   *

William A. Perlmuth
c/o Stroock & Stroock & Lavan LLP
180 Maiden Lane
New York, NY  10038                                913,166 (12)        9.3%            988,716  (13)            18.5%

Robert D. Furst, Jr.
3900 Walden Road
Deephaven, MN  55391                               739,690 (14)        7.6%            115,510                  2.2%

All Sentry Directors and executive officers
as a group (8 persons)                           2,542,062 (15)        24.3%         1,621,500  (16)            28.7%

---------------------------
*    Less than one percent
(1)  Based on 9,750,760 shares of Common Stock outstanding as of April 28, 2000.
     Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of
     Common Stock which could be purchased by the indicated person within 60 days upon exercise of stock options.
(2)  Based on 5,333,334 shares of Class A Preferred Stock outstanding as of
     April 28, 2000. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of Class A Preferred Stock which could be purchased by the indicated person within 60 days upon exercise of stock options.
(3)  Includes 200,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.
(4)  Excludes 41,590 shares of Common Stock held by a trust for the benefit of
     Mr. Nicolette's wife, as to which shares Mr. Nicolette disclaims beneficial ownership. Includes 74,862 shares of Common Stock held by Mr. Nicolette as co-trustee under trusts for the benefit of his minor children and as to which shares Mr. Nicolette disclaims beneficial ownership. Also includes
     292,139 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(5)  Excludes 49,976 shares of Class A Preferred Stock held by a trust for the benefit of Mr. Nicolette's wife, as to which shares Mr. Nicolette disclaims beneficial ownership. Includes 82,536 shares of Common Stock held by Mr.
     Nicolette as co-trustee under trusts for the benefit of his minor children and as to which shares Mr. Nicolette disclaims beneficial ownership. Also includes 197,138 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(6)  Includes 112,614 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(7)  Includes 73,614 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(8)  Includes 64,716 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.
(9)  Includes 18,716 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.
(10) Includes 7,800 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(11) Includes 10,800 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days from the date hereof.
(12) Consists of (a) 750,729 shares of Common Stock held by Mr. Perlmuth as
     Executor of the Estate of Arthur J. Minasy, (b) 130,010 shares of Common
     Stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr.
     Minasy's adult children, and (c) 3,327 shares of Common Stock beneficially owned by Mr. Perlmuth. Also includes 29,100 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof. Under the policies of the law firm of which he is of counsel, Mr.
     Perlmuth will share any economic benefits of the options with the other members of such firm.
(13) Consists of (a) 827,678 shares of Class A Preferred Stock held by Mr.
     Perlmuth as Executor of the Estate of Arthur J. Minasy, (b) 139,071 shares of Class A Preferred Stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy's adult children, and (c) 3,667 shares of Class A
     Preferred Stock beneficially owned by Mr. Perlmuth. Also includes 18,300 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof. Under the policies of the law firm of which he is of counsel, Mr. Perlmuth will share any economic benefits of the options with the other members of such firm.
(14) Includes 10,800 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(15) Includes 727,969 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(16) Includes 307,768 shares of Class A Preferred Stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SENTRY TECHNOLOGY CORPORATION



                                       By:  /S/ PETER J. MUNDY
                                            ------------------
                                            Peter J. Mundy
                                            Vice President-Finance,
                                            Chief Financial Officer,
                                            Secretary and Treasurer

Dated:  April 28, 2000