Form 10-Q
period 2000-03-31
SENTRY TECHNOLOGY CORP
filed 2000-05-15
CIK 1030708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	1-12727

SENTRY TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	96-11-3349733 (I.R.S. Employer Identification No.)

350 Wireless Boulevard, Hauppauge, New York (Address of principal executive offices)	11788 (Zip Code)

631-232-2100
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

Yes    X           No

As of May 12, 2000, there were 9,750,760 shares of Common Stock and 5,333,334 shares of Class A Preferred Stock outstanding.

SENTRY TECHNOLOGY CORPORATION
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Operations -- Three Months Ended March 31, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements -- March 31, 2000	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 9

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                             March 31,               December 31,
                                                                               2000                     1999

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $     990                 $     951
      Accounts receivable, less allowance for doubtful
         accounts of $684 and $683, respectively                               4,798                     6,838
      Net investment in sales-type leases -
         current portion                                                         267                       393
      Inventories                                                              5,937                     5,258
      Prepaid expenses and other current assets                                  425                       166
                                                                              ------                    -------
               Total current assets                                           12,417                    13,606

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                                         85                       108
SECURITY DEVICES ON LEASE, net                                                    76                        66
PROPERTY, PLANT AND EQUIPMENT, net                                             3,793                     3,934
GOODWILL AND OTHER INTANGIBLES, net                                            3,980                     4,227
OTHER ASSETS                                                                      39                        66
                                                                              ------                    -------
                                                                           $  20,390                 $  22,007
                                                                           =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Revolving line of credit                                             $   3,146                 $   3,075
      Accounts payable                                                         1,365                     1,088
      Accrued liabilities                                                      2,280                     2,769
      Obligations under capital leases -
         current portion                                                         154                       165
      Deferred income                                                            202                       219
                                                                           ---------                 ---------
               Total current liabilities                                       7,147                     7,316

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                                      2,849                     2,893
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     288                       290
                                                                           ---------                 ---------
               Total liabilities                                              10,284                    10,499

REDEEMABLE CUMULATIVE PREFERRED STOCK                                         28,175                    27,843

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock                                                                10                        10
      Additional paid-in capital                                              13,864                    14,196
      Accumulated deficit                                                    (31,943)                  (30,541)
                                                                           ---------                 ---------
                                                                             (18,069)                  (16,335)
                                                                           ---------                 ---------
                                                                           $  20,390                 $  22,007
                                                                           =========                 =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                   ------------------
                                                                               2000                    1999
                                                                               ----                    ----

REVENUES                                                                   $   4,872                 $   5,390

COSTS AND EXPENSES:
Cost of sales                                                                  2,659                     2,773
Customer service expenses                                                      1,157                     1,700
Selling, general and administrative expenses                                   1,773                     2,289
Research and development                                                         226                       313
Interest expense                                                                 158                       137
                                                                           ---------                 ---------

                                                                               5,973                     7,212
                                                                           ---------                 ---------

OPERATING LOSS                                                                (1,101)                   (1,822)

OTHER INCOME - Gain on sale of assets (Note E)                                   ---                       503
                                                                           ---------                 ---------

LOSS BEFORE INCOME TAXES                                                      (1,101)                   (1,319)
                                                                           ---------                 ---------

INCOME TAXES                                                               ---                       ---
                                                                           ---------                 ---------

NET LOSS BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE                                          (1,101)                   (1,319)

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                       301                       ---
                                                                           ---------                 ---------

NET LOSS                                                                      (1,402)                   (1,319)

PREFERRED STOCK DIVIDENDS                                                        332                       321
                                                                           ---------                 ---------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS                                 $  (1,734)                $  (1,640)
                                                                           =========                 =========

NET LOSS PER COMMON SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
      Basic                                                                $    (.15)              $      (.17)
                                                                           ===========               ===========
      Diluted                                                              $    (.15)              $      (.17)
                                                                           ===========               ===========

NET LOSS PER COMMON SHARE
      Basic                                                                $    (.18)              $      (.17)
                                                                           ===========               ===========
      Diluted                                                              $    (.18)              $      (.17)
                                                                           ===========               ===========

WEIGHTED AVERAGE COMMON SHARES
      Basic                                                                    9,751                     9,751
                                                                           =========                 ===========
      Diluted                                                                  9,751                     9,751
                                                                           =========                 ===========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   ------------------
                                                                               2000                    1999
                                                                               ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
      Net loss                                                             $  (1,402)                $  (1,319)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization of security
            devices and property, plant and equipment                            157                       203
         Amortization of goodwill and intangibles                                249                       398
         Provision for bad debts                                                  11                       ---
         Gain on sale of assets                                                  ---                      (503)
      Changes in operating assets and liabilities:
         Accounts receivable                                                   2,029                       261
         Net investment in sales-type leases                                     149                       120
         Inventories                                                            (679)                     (342)
         Accounts payable                                                        277                       870
         Accrued liabilities                                                    (489)                      113
         Other, net                                                             (251)                     (126)
                                                                           ---------                 ---------

               Net cash provided by (used in) operating activities                51                      (325)
                                                                           ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale of facilities                                       ---                     2,194
      Purchase of property, plant and equipment, net                             (13)                      (37)
      Security devices on lease                                                  (13)                       (1)
      Intangibles                                                                 (2)                       (3)
                                                                           ---------                 ---------

               Net cash provided by (used in) investing activities               (28)                    2,153
                                                                           ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in borrowings under the revolving line of credit        71                    (1,052)
      Repayment of obligations under capital leases                              (55)                      (46)
                                                                           ---------                 ---------

               Net cash provided by (used in) financing activities                16                    (1,098)
                                                                           ---------                 ---------

INCREASE (DECREASE) IN CASH                                                      (39)                      730

CASH, at beginning of period                                                     990                       873
                                                                           ---------                 ---------
CASH, at end of period                                                     $     951                 $   1,603
                                                                           =========                 =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE A -- Basis of Presentation - Knogo North America Inc. and Video Sentry Corporation MergerSentry (“Sentry”), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. (“Knogo N.A.”) and Video Sentry Corporation (“Video Sentry”) which was consummated on February 12, 1997 (the “Effective Date”). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE B -- Net Investment in Sales-Type Leases
The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:

                                                                        March 31, 2000            December 31, 1999
                                                                        --------------            -----------------
                                                                                     (in thousands)

Minimum lease payments receivable                                          $     399                 $     570
Allowance for uncollectible minimum lease payments                               (20)                      (29)
Unearned income                                                                  (27)                      (40)
Unguaranteed residual value                                                      ---                       ---
                                                                           ---------                 ---------
Net investment                                                                   352                       501
Less current portion                                                             267                       393
                                                                           ---------                 ---------
Non-current portion                                                        $      85                 $     108
                                                                           =========                 =========

NOTE C  --  Inventories
Inventories consist of the following:

                                                                        March 31, 2000            December 31, 1999
                                                                        --------------            -----------------
                                                                                     (in thousands)

Raw materials                                                              $   2,578                 $   2,333
Work-in-process                                                                1,747                     1,482
Finished goods                                                                 1,612                     1,443
                                                                           ---------                 ---------
                                                                           $   5,937                 $   5,258
                                                                           =========                 =========

Reserves for excess and obsolete inventory totaled $3,343,000 and $3,404,000 as of March 31, 2000 and December 31, 1999, respectively and have been included as a component of the above amounts.

NOTE D -- Supply Agreement
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation (“Sensormatic”) was obligated to purchase products from Knogo N.A. through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $597,000 and $309,000 in the quarters ended March 31, 2000 and 1999, respectively. Included in accounts receivable as of March 31, 2000 and December 31, 1999 are amounts due from Sensormatic of $424,000 and $269,000, respectively.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE E -- Other Income – Gain on Sale of Assets
In February 1999, the Company sold its Puerto Rico manufacturing facility and Illinois CCTV design center and related land for net proceeds of approximately $2.2 million. A gain representing the excess of the net proceeds over the carrying value of these properties of $503,000 was recognized in the first quarter of 1999.

NOTE F -- Change in Accounting Principle
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in the financial statements.

In accordance with SAB 101, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash reduction in net earnings of $301,000, or $0.03 per share.

NOTE G -- Earnings Per Share
Basic earnings per share is determined by using the weighted average number of common shares outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:

                                                                              2000                       1999
                                                                              ----                       ----
                                                                                   (in thousands, except
                                                                                     per share amounts)
Net Loss per Share:
      Net loss before cumulative effect of accounting change               $  (1,101)                $  (1,319)
      Preferred stock dividends                                                 (332)                     (321)
                                                                           ---------                 ---------
                                                                              (1,433)                   (1,640)
      Cumulative effect of accounting change                                    (301)                      ---
                                                                           ---------                 ---------
      Net loss attributable to common shareholders                         $  (1,734)                $  (1,640)
                                                                           =========                 =========

      Weighted Average Common Shares                                           9,751                     9,751
                                                                           =========                 =========

Basic and Diluted Earnings per Common Share:
      Before cumulative effect of accounting change                        $    (.15)              $      (.17)
      Cumulative effect of accounting change                                    (.03)                     ---
                                                                           -----------               ----------
      Basic and Diluted earnings per Common Share                          $    (.18)              $      (.17)
                                                                           ===========               ===========

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

Results of Operations:

Consolidated revenues were 10% lower in the quarter ended March 31, 2000 than in the quarter ended March 31, 1999. Revenues from third party customers, other than Sensormatic, in the current periods were $4,269,000 or 88% of total revenues, as compared to $5,081,000 or 94% of total revenues in the prior year period. Total revenues for the periods presented are broken out as follows:

                                                             Q-1                 Q-1           % Change
                                                             2000               1999          Incr (Decr)
                                                             ----               ----          -----------
                                                                 (in thousands)
EAS                                                       $  2,165           $   1,927             12
CCTV                                                         1,427               2,395            (40)
SentryVision(R)                                                287                 295             (3)
3M library products                                            373                 237             57
                                                          --------           ---------         ---------
                                                             4,252               4,854            (12)
Service revenues and other                                     620                 536             16
                                                          --------           ---------         ---------
Total revenues                                            $  4,872           $   5,390            (10)
                                                          ========           =========         =========

The decrease in CCTV revenues during the current period is primarily related to a decrease in sales to one of the Company’s major customers.

Cost of sales were 55% of total revenues in the three months ended March 31, 2000 compared to 51% in the same period in the previous year. The increase in the percentage in the current year is primarily due to lower margins on sales of EAS products due to competitive pressures and higher sales to Sensormatic on an OEM basis which carry lower margins than normal sales to customers.

Customer service expenses were 32% lower in the first quarter of 2000 than in the first quarter of 1999 due to a reduction in the number of customer service representatives as a result of the Company’s restructuring of operations which took place in the fourth quarter of 1999.

Selling, general and administrative expenses were 23% lower when compared to last year’s first quarter primarily as a result of the savings from a reduced infrastructure, lower sales promotion expenses and lower amortization of goodwill. As a percentage of revenues, these expenses decreased by 6% from 42% to 36%.

Research and development costs were 28% lower when compared to the previous year’s period due to a 50% reduction in headcount.

Net interest expense for the first quarter of 2000 increased by $21,000 over the first quarter of 1999 due to higher average borrowings under the Company’s revolving credit agreement and higher interest rates.

During the quarter ended March 31, 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million which resulted in a net gain on the sale of $503,000.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Due to net losses, Sentry has not provided for income taxes in either period presented.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SAB 101, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash reduction in net earnings of $301,000, or $0.03 per share.

As a result of the foregoing, Sentry had a net loss of $1,402,000 in the quarter ended March 31, 2000 as compared to a net loss of $1,319,000 in the quarter ended March 31, 1999.

Preferred stock dividends of $332,000 and $321,000 were recorded in the first quarters of 2000 and 1999, respectively. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with certain financial covenants under the Company’s agreement with its commercial lender, the Company is restricted from paying cash dividends, including the cash dividend on its Class A Preferred Stock which would otherwise have been payable in August 1999 and February 2000. Under the terms of the Class A Preferred Stock, the dividend will cumulate and Class A Preferred Stockholders, voting as a class, are entitled to elect two additional directors to the Company’s Board.

Liquidity and Capital Resources as of March 31, 2000

During the quarter the Company funded its operations and capital expenditures through borrowings under its revolving credit facility and use of existing cash.

The Company anticipates that current cash reserves, cash generated by operations and financing arrangements should be sufficient to meet the Company’s working capital requirements as well as future capital expenditure requirements for the next twelve months. In addition, on May 11, 2000, G.E. Capital Corporation amended the borrowing base formula providing for increased availability under the revolving credit facility by up to $500,000 through September 1, 2000.

Year 2000 Update

As of the date of this filing, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors or suppliers. Failure by these third parties to be Year 2000 compliant may adversely affect, among other things, the Company’s production, revenue and the timing of cash receipts. The Company continues to maintain contact with its critical suppliers, financial institutions and other entities to determine the Year 2000 readiness of its material business relationships. If there are ongoing Year 2000 issues that arise at a later date, the Company has contingency plans in place to address these issues.

In light of the Company’s efforts, the Year 2000 issue has had no material adverse effect to date on the business or results of operations and is not expected to have a material impact on the Company’s financial condition. There are no unbudgeted expenditures expected to occur in the future. However, there can be no assurances that the Company or any third parties will not have ongoing Year 2000 issues that may arise in the future which could affect the financial statement results.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

10.19	Fourth Amendment to the Loan and Security Agreement between the Company and General Electric Capital Corporation dated May 11, 2000.

27.	Financial Data Schedule (For SEC use only)

(b)	Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY TECHNOLOGY CORPORATION

Date: May 12, 2000	By: /s/ PETER J. MUNDY Peter J. Mundy, Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)