Form 10-Q
period 2000-06-30
SENTRY TECHNOLOGY CORP
filed 2000-08-18
CIK 1030708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

Yes  X           No

As of August 18 , 2000, there were 9,750,760 shares of Common Stock and 5,333,334 shares of Class A Preferred Stock outstanding.

SENTRY TECHNOLOGY CORPORATION
INDEX

Page No.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Operations -- Three Months Ended June 30, 2000 and 1999 and Six Months Ended June 30, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements -- June 30, 2000	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures	11

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         June 30,   December 31,
                                                           2000        1999
                                                           ----        ----

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                          $  1,172    $    951
      Accounts receivable, less allowance for
         doubtful accounts of $734 and $683,
         respectively                                       4,743       6,838
      Net investment in sales-type leases -
         current portion                                      156         393
      Inventories                                           5,798       5,258
      Prepaid expenses and other current assets               441         166
                                                              ---         ---
               Total current assets                        12,310      13,606

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                      66         108
SECURITY DEVICES ON LEASE, net                                 73          66
PROPERTY, PLANT AND EQUIPMENT, net                          3,640       3,934
GOODWILL AND OTHER INTANGIBLES, net                         3,734       4,227
OTHER ASSETS                                                   33          66
                                                               --          --

                                                         $ 19,856    $ 22,007
                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Revolving line of credit                           $  3,732    $  3,075
      Accounts payable                                      1,257       1,088
      Accrued liabilities                                   2,374       2,769
      Obligations under capital leases -
         current portion                                      144         165
      Deferred income                                         185         219
                                                              ---         ---
               Total current liabilities                    7,692       7,316

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                   2,817       2,893
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                  257         290
                                                              ---         ---
               Total liabilities                           10,766      10,499

REDEEMABLE CUMULATIVE PREFERRED STOCK                      28,508      27,843

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock                                             10          10
      Additional paid-in capital                           14,196      14,196
      Accumulated deficit                                 (33,624)    (30,541)
                                                          -------     -------
                                                          (19,418)    (16,335)
                                                          -------     -------
                                                         $ 19,856    $ 22,007
                                                         ========    ========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                 Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                 -----------------        -----------------
                                                    2000        1999       2000        1999
                                                    ----        ----       ----        ----
REVENUES                                         $  5,169    $  7,269    $ 10,041    $ 12,659

COSTS AND EXPENSES:
Cost of sales                                       2,615       4,146       5,274       6,919
Customer service expenses                           1,140       1,289       2,297       2,989
Selling, general and
   administrative expenses                          2,039       2,379       3,812       4,668
Research and development                              225         322         451         635
Interest expense, net                                 166         121         324         258
                                                      ---         ---         ---         ---

                                                    6,185       8,257      12,158      15,469
                                                    -----       -----      ------      ------

OPERATING LOSS                                     (1,016)       (988)     (2,117)     (2,810)

OTHER INCOME - Gain on sale
   of assets (Note E)                                 --          --          --           503
                                                     ---         ---          ---          ---

LOSS BEFORE INCOME TAXES                           (1,016)       (988)     (2,117)     (2,307)

INCOME TAXES                                          --          --          --            --
                                                     ---         ---          ---          ---

NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                             (1,016)       (988)     (2,117)     (2,307)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                            --          --           301          --
                                                     ---         ---          ---          ---

NET LOSS                                           (1,016)       (988)     (2,418)     (2,307)

PREFERRED STOCK DIVIDENDS                             333         333         665         654
                                                      ---         ---         ---         ---

NET LOSS ATTRIBUTED
  TO COMMON SHAREHOLDERS                         $ (1,349)   $ (1,321)   $ (3,083)   $ (2,961)
                                                 ========    ========    ========    ========

NET LOSS PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE:
    Basic                                        $   (.14)    $   (.14)   $   (.29)   $  (.30)
                                                 ========     ========    ========    =======
    Diluted                                      $   (.14)    $   (.14)   $   (.29)   $  (.30)
                                                 ========     ========    ========    =======

NET LOSS PER COMMON SHARE
    Basic                                        $   (.14)    $   (.14)   $   (.32)   $  (.30)
                                                 ========     ========    ========    =======
    Diluted                                      $   (.14)    $   (.14)   $   (.32)   $  (.30)
                                                 ========     ========    ========    =======

WEIGHTED AVERAGE
  COMMON SHARES
    Basic                                           9,751       9,751       9,751       9,751
                                                    =====       =====       =====       =====
    Diluted                                         9,751       9,751       9,751       9,751
                                                    =====       =====       =====       =====

See notes to the condensed consolidated financial statements

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Six Months Ended
                                                                          June 30,
                                                                   ---------------------
                                                                     2000         1999
                                                                     ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                       $(2,418)   $(2,307)
      Adjustments to reconcile net loss
         to net cash used in operating activities:
         Depreciation and amortization of security
            devices and property, plant and equipment                    314        416
         Amortization of goodwill and intangibles                        498        797
         Provision for bad debts                                          25         14
         Gain on sale of assets                                           --       (503)
      Changes in operating assets and liabilities:
         Accounts receivable                                           2,070        944
         Net investment in sales-type leases                             279        312
         Inventories                                                    (540)       485
         Accounts payable                                                169        219
         Accrued liabilities                                            (395)      (180)
         Other, net                                                     (309)        85
                                                                        ----         --

               Net cash provided by (used in) operating activities      (307)       282
                                                                        ----        ---

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale of facilities                                --      2,194
      Purchase of property, plant and equipment, net                     (11)      (106)
      Security devices on lease                                          (16)         2
      Intangibles                                                         (5)       (16)
                                                                          --        ---

               Net cash provided by (used in) investing activities       (32)     2,074

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in borrowings under the revolving
      line of credit                                                     657     (2,131)
      Repayment of obligations under capital leases                      (97)       (96)
                                                                         ---        ---

               Net cash provided by (used in) financing activities       560     (2,227)
                                                                         ---     ------

INCREASE (DECREASE) IN CASH                                              221        129

CASH, at beginning of period                                             951        873
                                                                         ---        ---
CASH, at end of period                                               $ 1,172    $ 1,002
                                                                     =======    =======

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE A -- Basis of Presentation - Knogo North America Inc. and Video Sentry Corporation Merger
Sentry Technology Corporation (“Sentry”), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. (“Knogo N.A.”) and Video Sentry Corporation (“Video Sentry”) which was consummated on February 12, 1997 (the “Effective Date”). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE B -- Net Investment in Sales-Type Leases
The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:

                                                   June 30, 2000     December 31, 1999
                                                   -------------     -----------------
                                                          (in thousands)

Minimum lease payments receivable                    $ 254                 $ 570
Allowance for uncollectible minimum lease
payments                                               (13)                 (29)
Unearned income                                        (19)                 (40)
Unguaranteed residual value                           --                     --
                                                     -----                 -----
Net investment                                         222                  501
Less current portion                                   156                  393
                                                     -----                 -----
Non-current portion                                  $  66                 $ 108
                                                     =====                 =====

NOTE C -- Inventories
Inventories consist of the following:

                                                    June 30, 2000     December 31, 1999
                                                    ------------      ------------------
                                                            (in thousands)

Raw materials                                          $2,573             $2,333
Work-in-process                                         1,638              1,482
Finished goods                                          1,587              1,443
                                                       $5,798             $5,258

Reserves for excess and obsolete inventory totaled $2,855,000 and $3,404,000 as of June 30, 2000 and December 31, 1999, respectively and have been included as a component of the above amounts.

NOTE D -- Supply Agreement
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation (“Sensormatic”) was obligated to purchase products from Knogo N.A. through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $702,000 and $1,371,000 in the quarters ended June 30, 2000 and 1999 and $1,299,000 and $1,680,000 in the six month periods ended June 30, 2000 and 1999, respectively. Included in accounts receivable as of June 30, 2000 and December 31, 1999 are amounts due from Sensormatic of $615,000 and $269,000, respectively.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

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

NOTE G -- Earnings Per Share
Basic earnings per share is determined by using the weighted average number of common shares outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share are as follows:

                                                              Three Months Ended       Six Months Ended
                                                                    June 30,               June 30,
                                                             --------------------    ------------------------
                                                                2000      1999          2000       1999
                                                                ----      ----          ----       ----
                                                                           (in thousands, except
                                                                             per share amounts)

Net Loss per Share:
     Net loss before cumulative effect of accounting change    $(1,016)    $  (988)    $(2,117)    $(2,307)
     Effect of preferred stock dividends                          (333)       (333)       (665)       (654)
                                                                  ----        ----        ----        ----
                                                                (1,349)     (1,321)     (2,782)     (2,961)
     Cumulative effect of accounting change                       --          --          (301)       --
                                                                 ----        ----        ----        ----
     Net loss attributable to common shareholders              $(1,349)    $(1,321)    $(3,083)    $(2,961)

     Weighted Average Common Shares                              9,751       9,751       9,751       9,751
                                                                 =====       =====       =====       =====

Basic and Diluted Earnings per Common Share:
     Before cumulative effect of accounting change             $  (.14)    $ (.14)     $  (.29)    $  (.30)
     Cumulative effect of accounting change                       --           --         (.03)         --
                                                                 ----        ----        ----         ----

     Basic and Diluted earnings per Common Share               $  (.14)    $ (.14)     $  (.32)    $  (.30)
                                                               =======     ======      =======     =======

Since the Company has a net loss for all periods presented, the effect of common stock options and warrants would be antidilutive.

NOTE H -- Subsequent Event

The Company announced on August 8, 2000 that it had entered into an agreement pursuant to which Dutch A&A Holding, B.V. (the “Purchaser”) will invest $3 million in newly issued Common Stock of Sentry. For this investment the Purchaser will receive 37.5% of the outstanding Common Stock of Sentry on a fully-diluted basis, after giving effect to the exchange of Sentry’s Preferred Stock into Common Stock. In addition, the Purchaser will have the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the Common Stock then outstanding. The transaction is conditioned upon Sentry shareholder approval, including approval by the Preferred and Common Stockholders, each voting as a class, of a reclassification of the Preferred Stock into Common Stock on the basis of five shares of Common for every Preferred share, as well as a number of other conditions.

At any time prior to the first anniversary of the closing, the Purchaser may purchase additional shares of Common Stock bringing its acquisitions under the Agreement to 51% of the Common Stock to be then outstanding. The purchase price for such additional shares will be $1.5 million, but if the average market value of all of the outstanding Common Stock (measured over any ten-day trading period) is at least $15.0 million, the purchase price will be the par value of the shares purchased (at $0.001 per share).

At any time on or prior to the second anniversary of the first closing, the Purchaser may purchase additional shares of Common Stock bringing its acquisition under the Agreement to 60% of the Common Stock to be then outstanding. The purchase price for such additional shares will be $3.5 million, but if the average market value of all of the outstanding Common Stock (measured over any ten-day trading period) is at least $25.0 million, the purchase price will be the par value of the shares purchased (at $0.001 per share).

The Purchaser also has the right at any time after the first closing to purchase additional shares to bring its acquisitions under the Agreement to 60%, for an additional purchase price of $5.0 million.

The obligations of the parties are subject to various conditions set forth in the Agreement.

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

Results of Operations:

Consolidated revenues were 29% and 21% lower in the quarter and six month periods ended June 30, 2000 than in the quarter and six month periods ended June 30, 1999. Some of the reductions were anticipated due to the downsizing of the sales and sales promotional budgets due to the fiscal constraints of the Company. However, reported revenues were also impacted by a delay in the installation schedules of the Company’s major customers. The backlog of orders at June 30, 2000 was approximately $5.8 million as compared to approximately $3.1 million at June 30, 1999. Revenues from third party customers, other than Sensormatic, in the current periods were 86% and 87% of total revenues, as compared to 81% and 87% of total revenues in the prior year period. Total revenues for the periods presented are broken out as follows:

                              Q-2          Q-2%      6 Mos.       6 Mos.       %
                              2000         1999        Change   2000         1999       Change
                              ----         ----        ------   ----         ----       ------
                                    (in thousands)                    (in thousands)

EAS                          $  1,895      $  3,051     (38)    $  4,060     $  4,978   (18)
CCTV                            1,809         2,143     (16)       3,236        4,538   (29)
SentryVision(R)                   408           810     (50)         695        1,105   (37)
3M library products               282           596     (53)         655          833   (21)
                                4,394         6,600     (33)       8,646       11,454   (25)
Service revenues and other        775           669      16        1,395        1,205    16
Total revenues               $  5,169      $  7,269     (29)    $ 10,041     $ 12,659   (21)

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The decline in revenues affected all product lines in 2000 when compared to 1999. EAS revenues were impacted by a lower amount of OEM sales to Sensormatic and other distributors. The decrease in CCTV revenues is primarily related to a decrease in sales to one of the Company’s major customers. While the Company has improved SentryVision®‘s reliability and performance through technical modifications, it was still plagued by ongoing customer perception issues resulting in lower sales. Sales of 3M library products were lower primarily as a result of fewer sales account executives than in 1999.

Cost of sales were 51% and 53% of total revenues in the three and six month periods ended June 30, 2000 compared to 57% and 55% in the same periods in the previous year. The decrease in the percentage in the current year periods is primarily due to lower scrap and rework costs relating to the SentryVision® product line and better production efficiencies in the Company’s manufacturing operations.

Customer service expenses were 12% and 23% lower in the second quarter and first six months of 2000 than in the second quarter and first six months of 1999 due to a reduction in the number of customer service representatives as a result of the Company’s restructuring of operations which took place in the fourth quarter of 1999.

Selling, general and administrative expenses were 14% and 18% lower in the three and six month periods ended June 30, 2000 when compared to the same periods of the previous year primarily as a result of the savings from a reduced infrastructure, lower sales promotion expenses and lower amortization of goodwill.

Research and development costs were 30% and 29% lower when compared to the previous year periods due to a 50% reduction in headcount and a more focused effort on product support.

Net interest expense for the second quarter and first six months of 2000 increased due to higher average borrowings under the Company’s revolving credit agreement and higher interest rates.

During the quarter ended March 31, 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million which resulted in a net gain on the sale of $503,000.

Due to net losses, Sentry has not provided for income taxes in any of the periods presented.

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

As a result of the foregoing, Sentry had a net loss of $1,016,000 and $2,418,000 in the quarter and six month period ended June 30, 2000 as compared to a net loss of $988,000 and $2,307,000 in the quarter and six month period ended June 30, 1999.

Preferred stock dividends of $333,000 and $665,000 have been recorded in the second quarter and first six months of 2000 as compared to $333,000 and $654,000 in the second quarter and first six months of 1999. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with certain financial covenants under the Company’s agreement with its commercial lender, the Company is restricted from paying cash dividends, including the cash dividend on its Class A Preferred Stock which would otherwise have been payable in August 1999 and February 2000. Under the terms of the Class A Preferred Stock, the dividend will cumulate and Class A Preferred Stockholders, voting as a class, are entitled to elect two additional directors to the Company’s Board.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources as of June 30, 2000

As a result of the continued reduced revenue levels and the Company’s financial position, the Company’s management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its facilities, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company’s resources are deployed in the more profitable operations. The Company’s initial efforts to rationalize its operations commenced in the fourth quarter of 1999. Through 2000, the results of these efforts were not sufficient to prevent significant operating losses. During the first six months of 2000 the Company has primarily funded its operations through borrowings under its revolving credit facility, including an amendment to its borrowing base formula which provides for increased availability by up to $500,000 through September 1, 2000. The Company is increasingly dependent upon certain future transactions, including the timely release of backlog orders from customers and subsequent cash collections, in order to generate sufficient cash flows and return the Company to profitability.

To strengthen its financial position, the Company’s management and its Directors continued to solicit other businesses within the security industry to ascertain the level of interest in a possible joint venture or equity investment in the Company. After many discussions and the exchange of information, the Company announced on August 8, 2000 that it had entered into an agreement pursuant to which Dutch A&A Holding, B.V. (the “Purchaser”) will invest $3 million in newly issued Common Stock of Sentry. For this investment the Purchaser will receive 37.5% of the outstanding Common Stock of Sentry on a fully-diluted basis, after giving effect to the exchange of Sentry’s Preferred Stock into Common Stock. In addition, the Purchaser will have the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the Common Stock then outstanding. The transaction is conditioned upon Sentry shareholder approval, including approval by the Preferred and Common Stockholders, each voting as a class, of a reclassification of the Preferred Stock into Common Stock on the basis of five shares of Common for every Preferred share, as well as a number of other conditions. Consummation of this transaction will substantially enhance the liquidity and financial condition of the Company. There can be no assurances, however, that the transaction will be successfully consummated.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits: 27. Financial Data Schedule (For SEC use only)

(b)

Reports on Form 8-K – The Company reported on Form 8-K filed on August 10, 2000, that it had entered into an agreement on August 8, 2000 pursuant to which Dutch A&A Holding, B.V. (the “Purchaser”) will invest $3 million in newly issued Common Stock of the Company. For this investment, the Purchaser will receive 37.5% of the outstanding Common Stock of the Company on a fully diluted basis, after giving effect to the exchange of the Company’s Preferred Stock into Common Stock. The transaction is conditional upon the approval of both the Preferred and Common shareholders.

SENTRY TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRY TECHNOLOGY CORPORATION By: /S/ PETER J. MUNDY Peter J. Mundy, Vice President - Finance and Principal Financial and Accounting Officer)

Date:  August 18, 2000