Form 10-Q
period 2000-09-30
SENTRY TECHNOLOGY CORP
filed 2000-11-07
CIK 1030708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarter ended September 30, 2000

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from _________ to _________

Commission File Number                                 1-12727

SENTRY TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	96-11-3349733

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Wireless Boulevard, Hauppauge, New York	11788

(Address of principal executive offices)	(Zip Code)

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

Yes    X        No

As of November 3, 2000, there were 9,750,760 shares of Common Stock and 5,333,334 shares of Class A Preferred Stock outstanding.

SENTRY TECHNOLOGY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Page No.

Item 1.	Financial Statements (Unaudited) Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Operations -- Three Months Ended September 30, 2000 and 1999 and Nine Months Ended September 30, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements -- September 30, 2000	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

PART II.   OTHER INFORMATION

Item 6. Signatures	Exhibits and Reports on Form 8-K	12 12

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                  September 30,       December 31,
                                                                     2000                1999
                                                                     ----                ----

ASSETS
------
CURRENT ASSETS
      Cash and cash equivalents                                  $   1,659               $  951
      Accounts receivable, less allowance for doubtful
         accounts of $853 and $683, respectively                     4,281                6,838
      Net investment in sales-type leases -
         current portion                                               100                  393
      Inventories                                                    5,651                5,258
      Prepaid expenses and other current assets                        425                  166
                                                                 ---------            ---------
               Total current assets                                 12,116               13,606

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                               69                  108
SECURITY DEVICES ON LEASE, net                                          56                   66
PROPERTY, PLANT AND EQUIPMENT, net                                   3,483                3,934
GOODWILL AND OTHER INTANGIBLES, net                                  3,487                4,227
OTHER ASSETS                                                           105                   66
                                                                 ---------            ---------
                                                                 $  19,316            $  22,007
                                                                 =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
      Revolving line of credit                                   $   3,708            $   3,075
      Accounts payable                                               1,330                1,088
      Accrued liabilities                                            2,459                2,769
      Obligations under capital leases -
         current portion                                               133                  165
      Deferred income                                                  149                  219
                                                                 ---------            ---------
               Total current liabilities                             7,779                7,316

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                            2,785                2,893
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                           223                  290
                                                                 ---------            ---------
               Total liabilities                                    10,787               10,499

REDEEMABLE CUMULATIVE PREFERRED STOCK                               28,844               27,843

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock                                                      10                   10
      Additional paid-in capital                                    13,195               14,196
      Accumulated deficit                                          (33,520)             (30,541)
                                                                 ---------            ---------
                                                                   (20,315)             (16,335)
                                                                 ---------            ---------
                                                                 $  19,316            $  22,007
                                                                 =========            =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

                                            Three Months Ended             Nine Months Ended
                                                  September 30,             September 30,
                                            --------------------        ---------------------
                                            2000         1999            2000         1999
                                            ----         ----            ----         ----

REVENUES                               $   5,547        $  5,523       $  15,588    $ 18,182

COSTS AND EXPENSES:
Cost of sales                              2,836           2,872           8,110       9,791
Customer service expenses                  1,113           1,245           3,410       4,234
Selling, general and
   administrative expenses                 1,774           2,257           5,586       6,925
Research and development                     198             397             649       1,032
Gain on sale of assets (Note F)              ---             ---             ---        (503)
                                       ---------         --------       ---------   ---------

                                           5,921           6,771          17,755      21,479
                                       ---------         --------       ---------   ---------

OPERATING LOSS                              (374)         (1,248)         (2,167)     (3,297)

Interest expense, net                        187             129             511         387
                                       ---------         --------       ---------  ---------

LOSS BEFORE INCOME TAXES                    (561)         (1,377)         (2,678)     (3,684)

INCOME TAXES                                 ---             ---             ---         ---
                                       ---------         --------       ---------   ---------

NET LOSS BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                   (561)         (1,377)         (2,678)     (3,684)

CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                 ---             ---             301         ---
                                       ---------         --------       ---------    --------

NET LOSS                                    (561)         (1,377)         (2,979)     (3,684)

PREFERRED STOCK DIVIDENDS                    336             336           1,001         990
                                       ---------         --------       ---------    --------

NET LOSS ATTRIBUTED
   TO COMMON SHAREHOLDERS              $    (897)      $  (1,713)      $  (3,980)  $  (4,674)
                                       ==========      ==========      ==========  ==========

LOSS PER COMMON SHARE
     BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING
     PRINCIPLE:
 Basic                                 $    (.09)      $    (.18)     $     (.38)  $    (.48)
                                       ==========      ==========     ===========  ==========
Diluted                                $    (.09)      $    (.18)     $     (.38)  $    (.48)
                                       ==========      ==========     ===========  ==========

NET LOSS PER COMMON SHARE
 Basic                                 $    (.09)      $    (.18)     $     (.41)  $    (.48)
                                       ==========      ==========     ===========  ===========
Diluted                                $    (.09)      $    (.18)     $     (.41)  $    (.48)
                                       ==========      ==========     ===========  ===========

WEIGHTED AVERAGE
   COMMON SHARES
      Basic                                9,751           9,751           9,751       9,751
                                       =========        =========     ===========  ==========
      Diluted                              9,751           9,751           9,751       9,751
                                       =========        =========     ===========  ==========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                             ----------------------------
                                                               2000               1999
                                                               ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
    Net loss                                              $  (2,979)          $  (3,684)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
       Depreciation and amortization of security
          devices and property, plant and equipment             472                 584
       Amortization of goodwill and intangibles                 747               1,194
       Provision for bad debts                                  158                  20
       Gain on sale of assets                                   ---                (503)
    Changes in operating assets and liabilities:
       Accounts receivable                                    2,399               1,217
       Net investment in sales-type leases                      332                 441
       Inventories                                             (393)                340
       Accounts payable                                         242                  (5)
       Accrued liabilities                                     (310)               (162)
       Other, net                                              (435)                241
                                                            ---------           ---------

        Net cash provided by (used in) operating activities     233                (317)
                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of facilities                        ---               2,194
    Purchase of property, plant and equipment, net                2                (274)
    Security devices on lease                                   (13)                (30)
    Intangibles                                                  (7)                (17)
                                                            ---------           ---------

        Net cash provided by (used in) investing activities     (18)              1,873
                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in borrowings under the
        revolving line of credit                                633              (1,105)
    Repayment of obligations under capital leases              (140)               (144)
                                                            ---------           ---------

        Net cash provided by (used in) financing activities     493              (1,249)
                                                            ---------           ---------

INCREASE IN CASH                                                708                 307

CASH, at beginning of period                                    951                 873
                                                            ---------           ---------
CASH, at end of period                                      $ 1,659            $  1,180
                                                            =========           =========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

NOTE A Basis of Presentation Knogo North America Inc. and Video Sentry Corporation Merger
Sentry Technology Corporation (“Sentry”), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. (“Knogo N.A.”) and Video Sentry Corporation (“Video Sentry”) which was consummated on February 12, 1997 (the “Effective Date”). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year.

NOTE B -- Financial Condition and Liquidity
As a result of the continued reduced revenue levels, decreased financial position and recurring operating losses, the Company initiated actions in 1999 which included, among others, (a) reducing the number of employees, (b) attempting to improve working capital, (c) closing and/or consolidating facilities, (d) consolidating some administrative functions, and (e) evaluating certain business lines to ensure that resources are deployed in the more profitable operations. The Company’s initial efforts to rationalize operations commenced in the fourth quarter of 1999. Through 2000, the results of these efforts were not sufficient to prevent significant operating losses. During the first nine months of 2000, the Company primarily funded its operations through borrowings under its revolving credit facility, including an amendment to the borrowing base formula which provides for increased availability by up to $500,000 through 2000. The Company is increasingly dependent upon future transactions, including the timely release of backlog orders from customers and subsequent cash collections, in order to generate sufficient cash flows and return to profitability. The Company has sold all available assets to raise cash to finance its operations. The Company is, therefore, increasingly dependent on borrowings under its revolving credit facility to finance its cash requirements.

The Company has a revolving credit facility with GE Capital Corporation. At September 30, 2000, the Company had borrowings of $3,708,000, the maximum amount available under the facility.

The Company will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. The Company had no material capital expenditure or purchase commitments as of September 30, 2000.

In addition, on April 11, 2000, the Company obtained an indication of interest from a group of investors who were prepared to provide $1.0 million of standby debt financing on a short term basis. It would be expected that such investors would require a substantial equity interest in the Company as a condition to such financing. Any amounts that the Company borrows under this arrangement would be subordinated to the revolving line of credit. One of the Company’s directors is part of this group of potential investors.

To strengthen the Company’s financial position, the Company continued to solicit other businesses within the security industry to ascertain the level of interest in a possible joint venture or equity investment. We retained the investment bank of Legg Mason Wood Walker, Incorporated (“Legg Mason”) in May 1999 to help position the Company for an additional investment or for possible acquisition. As of October 13, 1999, Legg Mason was unsuccessful in developing any interest in a potential transaction. In February 2000, the Company began discussions with Dutch A&A Holdings, B.V. (“Dutch A&A”) about a possible transaction. After many discussions and the exchange of information, we announced on August 8, 2000 that we had entered into an agreement pursuant to which Dutch A&A will invest $3 million in newly issued shares of our common stock. The terms of this transaction are disclosed in Note I. The transaction with Dutch A&A is conditioned upon shareholder approval, including approval by the preferred and common stockholders, each voting as a class, of a reclassification of the preferred stock into common stock on the basis of five shares of common for every preferred share (including the preferred shares to be issued for accumulated dividends), as well as a number of other conditions. Consummation of this transaction will substantially enhance the Company’s liquidity and financial condition. There can be no assurances, however, that the Company will successfully consummate the transaction. Shareholder approval for the various aspects of this transaction will be sought at a special shareholders' meeting scheduled for December 8, 2000.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

NOTE C -- Net Investment in Sales-Type Leases
The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:

                                                         September 30, 2000       December 31, 1999
                                                         ------------------       -----------------
                                                                      (in thousands)

Minimum lease payments receivable                         $     197                 $    570
Allowance for uncollectible minimum lease payments              (10)                     (29)
Unearned income                                                 (18)                     (40)
Unguaranteed residual value                                     ---                      ---
                                                          -----------               ---------
Net investment                                                  169                      501
Less current portion                                            100                      393
                                                          -----------               ---------
Non-current portion                                       $      69                 $    108
                                                          ===========               =========

NOTE D  --  Inventories
-----------------------
Inventories consist of the following:

                                                         September 30, 2000       December 31, 1999
                                                         ------------------       -----------------
                                                                      (in thousands)

Raw materials                                              $  2,180                $  2,333
Work-in-process                                               2,055                   1,482
Finished goods                                                1,416                   1,443
                                                           ----------              ---------
                                                           $  5,651                $  5,258
                                                           ==========              =========

Reserves for excess and obsolete inventory totaled $2,596,000 and $3,404,000 as of September 30, 2000 and December 31, 1999, respectively and have been included as a component of the above amounts.

NOTE E Supply Agreement
Knogo N.A. had a supply agreement under which Sensormatic Electronics Corporation (“Sensormatic”) was obligated to purchase products from Knogo N.A. through June 30, 1997. Such products were priced to yield Knogo N.A. a 35% gross margin. Although the supply agreement officially expired and minimum purchase obligations ended, Sensormatic continued to purchase certain products at similar margins. Sales to Sensormatic were $260,000 and $125,000 in the quarters ended September 30, 2000 and 1999 and $1,559,000 and $1,805,000 in the nine month periods ended September 30, 2000 and 1999, respectively. Included in accounts receivable as of September 30, 2000 and December 31, 1999 are amounts due from Sensormatic of $183,000 and $269,000, respectively.

NOTE F -- Gain on Sale of Assets
In February 1999, the Company sold its Puerto Rico manufacturing facility and Illinois CCTV design center and related land for net proceeds of approximately $2.2 million. A gain representing the excess of the net proceeds over the carrying value of these properties of $503,000 was recognized in the first quarter of 1999.

NOTE G -- Change in Accounting Principle
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in the financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

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

NOTE H -- Earnings Per Share
Basic earnings per share is determined by using the weighted average number of common shares outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:

                                                                 Three Months Ended        Nine Months Ended
                                                                      September 30,          September 30,
                                                                ----------------------    ---------------------
                                                                2000         1999          2000       1999
                                                                ----         ----          ----       ----
                                                                             (in thousands, except
                                                                              per share amounts)
Net Loss:
     Loss before cumulative effect of accounting change       $ (561)    $ (1,377)     $ (2,678)   $ (3,684)
     Effect of preferred stock dividends                        (336)        (336)       (1,001)       (990)
                                                              -------    ---------     ---------    --------
                                                                   (897)   (1,713)       (3,679)     (4,674)
     Cumulative effect of accounting change                         ---       ---          (301)        ---
                                                              ---------  ---------      --------    --------
     Net loss attributed to common shareholders               $    (897) $ (1,713)     $ (3,980)   $ (4,674)
                                                              =========  =========      =========  =========

     Weighted Average Common Shares                               9,751     9,751         9,751       9,751
                                                              =========  =========      =========  =========

Basic and Diluted Earnings per Common Share:
     Before cumulative effect of accounting change            $    (.09) $   (.18)     $   (.38)   $   (.48)
     Cumulative effect of accounting change                         ---       ---          (.03)        ---
                                                              ---------  ---------     ----------  ----------

     Basic and Diluted earnings per Common Share              $    (.09) $   (.18)     $   (.41)   $   (.48)
                                                              ========== =========    ===========  ==========

Since the Company has a net loss for all periods presented, the effect of common stock options and warrants would be antidilutive.

NOTE I -- Investment by Dutch A&A
The Company announced on August 8, 2000 that it had entered into an agreement pursuant to which Dutch A&A Holding, B.V. (the “Purchaser”) will invest $3 million in newly issued common stock of Sentry. For this investment the Purchaser will receive 37.5% of the outstanding common stock of Sentry to be then outstanding on a fully-diluted basis, after giving effect to the exchange of Sentry’s preferred stock into common stock. In addition, the Purchaser will have the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the common stock then outstanding. The transaction is conditioned upon Sentry shareholder approval, including approval by the preferred and common stockholders, each voting as a class, of a reclassification of the preferred stock into common stock on the basis of five shares of common for every preferred share, as well as a number of other conditions.

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

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

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

The Purchaser also has the right at any time after the first closing to purchase additional shares to bring its acquisitions under the Agreement to 60% of the common stock to be then outstanding, for an additional purchase price of $5.0 million.

The obligations of the parties are subject to various conditions set forth in the Agreement.

NOTE J -- Recent Accounting Pronouncements
During 1998 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133". The Company does not expect the impact of adopting SFAS Nos. 133 and 138 to be material.

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

Results of Operations:

Consolidated revenues were flat and 14% lower in the quarter and nine month periods ended September 30, 2000 than in the quarter and nine month periods ended September 30, 1999. Some of the reductions were anticipated due to the downsizing of the sales and sales promotional budgets due to the fiscal constraints of the Company. However, reported revenues were also impacted by a delay in the installation schedules of the Company’s major customers. The backlog of orders at September 30, 2000 was approximately $7.7 million as compared to approximately $4.1 million at September 30, 1999. Revenues from third party customers, other than Sensormatic, in the current periods were 95% and 90% of total revenues, as compared to 98% and 90% of total revenues in the prior year period. Total revenues for the periods presented are broken out as follows:

                                       Q-3        Q-3%          9 Mos.      9 Mos.       %
                                      2000       1999       Change        2000        1999       Change
                                      ----       ----       ------       ----         ----      ------
                                          (in thousands)                     (in thousands)

EAS                                $ 2,261     $ 2,474        (9)       $  6,321   $  7,452       (15)
CCTV                                 1,620       1,496         8           4,856      6,034       (20)
SentryVision(R)                        761         580        31           1,456      1,685       (14)
3M library products                    313          83       277             968        916         6
                                 ---------     --------    -------      --------   ---------     ------
Total sales                          4,955       4,633         7          13,601     16,087       (15)
Service revenues and other             592         890       (33)          1,987      2,095        (5)
                                 ---------     --------    -------      --------   ---------     ------
Total revenues                     $ 5,547     $ 5,523        ---       $ 15,588   $ 18,182       (14)
                                 =========     ========    =======      ========   =========     ======

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EAS revenues were impacted by a lower amount of OEM sales to Sensormatic and other distributors. The decrease in CCTV revenues is primarily related to a decrease in sales to one of the Company’s major customers. While the Company has improved SentryVision®‘s reliability and performance through technical modifications, it was still plagued by ongoing customer perception issues resulting in lower sales. Sales of 3M library products were higher primarily as a result of a targeted summer marketing campaign to school districts.

Cost of sales were 51% and 52% of total revenues in the three and nine month periods ended September 30, 2000 compared to 52% and 54% in the same periods in the previous year. The decrease in the percentage in the current year periods is primarily due to lower scrap and rework costs relating to the SentryVision® product line and better production efficiencies in the Company’s manufacturing operations.

Customer service expenses were 11% and 19% lower in the third quarter and first nine months of 2000 than in the third quarter and first nine months of 1999 due to a reduction in the number of customer service representatives as a result of the Company’s restructuring of operations which took place in the fourth quarter of 1999.

Selling, general and administrative expenses were 21% and 19% lower in the three and nine month periods ended September 30, 2000 when compared to the same periods of the previous year primarily as a result of the savings from a reduced infrastructure, lower sales promotion expenses and lower amortization of goodwill.

Research and development costs were 50% and 37% lower when compared to the previous year periods due to a 50% reduction in headcount and a more focused effort on product support.

Net interest expense for the third quarter and first nine months of 2000 increased due to higher average borrowings under the Company’s revolving credit agreement and higher interest rates.

During the quarter ended March 31, 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million which resulted in a net gain on the sale of $0.5 million.

Due to net losses, Sentry has not provided for income taxes in any of the periods presented.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SAB 101, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash reduction in net earnings of $0.3 million, or $0.03 per share.

As a result of the foregoing, Sentry had a net loss of $0.6 million and $3.0 million in the quarter and nine month period ended September 30, 2000 as compared to a net loss of $1.4 million and $3.7 million in the quarter and nine month period ended September 30, 1999.

Preferred stock dividends of $0.3 million and $1.0 million have been recorded in the third quarters and first nine months of 2000 and 1999. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with certain financial covenants under the Company’s agreement with its commercial lender, the Company is restricted from paying cash dividends, including the cash dividend on its Class A Preferred Stock which would otherwise have been payable in August 1999, February 2000 and August 2000. Under the terms of the Class A Preferred Stock, the dividend will cumulate and Class A Preferred Stockholders, voting as a class, are entitled to elect two additional directors to the Company’s Board.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources as of September 30, 2000

As a result of the continued reduced revenue levels and the Company’s financial position, the Company’s management initiated actions in 1999 which included among others, (a) downsizing personnel, (b) attempting to improve its working capital, (c) closing and/or consolidating certain of its facilities, (d) consolidating certain administrative functions, and (e) evaluating certain business lines to ensure that the Company’s resources are deployed in the more profitable operations. The Company’s initial efforts to rationalize its operations commenced in the fourth quarter of 1999. Through 2000, the results of these efforts were not sufficient to prevent significant operating losses. During the first nine months of 2000 the Company has primarily funded its operations through borrowings under its revolving credit facility, including an amendment to its borrowing base formula which provides for increased availability by up to $500,000 through 2000. The Company is increasingly dependent upon certain future transactions, including the timely release of backlog orders from customers and subsequent cash collections, in order to generate sufficient cash flows and return the Company to profitability.

To strengthen its financial position, the Company’s management and its Directors continued to solicit other businesses within the security industry to ascertain the level of interest in a possible joint venture or equity investment in the Company. After many discussions and the exchange of information, the Company announced on August 8, 2000 that it had entered into an agreement pursuant to which Dutch A&A Holding, B.V. (the “Purchaser”) will invest $3 million in newly issued common stock of Sentry. For this investment the Purchaser will receive 37.5% of the outstanding common stock of Sentry to be then outstanding on a fully-diluted basis, after giving effect to the reclassification of Sentry’s preferred stock into common stock as described below. In addition, the Purchaser will have the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the common stock then outstanding. The transaction is conditioned upon Sentry shareholder approval, including approval by the preferred and common stockholders, each voting as a class, of a reclassification of the preferred stock into common stock on the basis of five shares of common for every preferred share (including the preferred shares to be issued for accumulated dividends), as well as a number of other conditions. Consummation of this transaction will substantially enhance the liquidity and financial condition of the Company. There can be no assurances, however, that the transaction will be successfully consummated. Shareholder approval for the various aspects of this transaction will be sought at a special shareholders' meeting scheduled for December 8, 2000.

If the stockholders do not approve the reclassification of the preferred stock into common stock, the Board of Directors will have to consider what steps it should take with respect to the preferred stock. Under the current terms of the preferred stock, we are required to redeem the stock on February 12, 2001 for cash, common stock (valued at the then fair market value) or one-year promissory notes. Since we will not have at that time the approximately $29 million in cash which would be required to redeem the preferred stock (nor would a cash redemption be allowed under our credit agreement), the Board would have to consider redeeming by using either of the two other means, for common stock or for notes.

We presently have authorized for issue a total of 40 million shares of common stock, of which approximately 10 million are already outstanding. If the fair value of the common stock on the Mandatory Redemption Date were the same as it was on November 1, 2000, the last trading day before we printed the quarterly financial report, it would require approximately 190 million shares of common stock to redeem the preferred stock. Consequently, if the Board were to determine to redeem the preferred stock for common stock, then the Board would have to call another special meeting of stockholders to authorize an increase in the number of authorized common shares to permit this redemption. Thereafter, current common stockholders would own in the aggregate approximately 3.5% of the common stock which would then be outstanding. The Board does not know whether the common stockholders would vote to approve such an amendment. If the Board determined not to redeem the preferred stock for common stock, or if the stockholders would not approve the necessary amendment, then under the current terms of the preferred stock, we are required to redeem the preferred stock for promissory notes.

If the preferred stock is redeemed for promissory notes on the Mandatory Redemption Date, the notes would be one-year promissory notes and would be issued at the rate of $5 principal amount of notes for each share of preferred stock and for accrued dividends, or about $29 million in the aggregate. Barring a radical positive change in our financial position, the issuance of these notes would render us insolvent and unable to pay our debts as they come due.

SENTRY TECHNOLOGY CORPORATION
EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)	List of Exhibits: 27. Financial Data Schedule (For SEC use only)

(b)	Reports on Form 8-K – On August 10, 2000, the Company filed a Current Report on Form 8-K to report under Item 5 the execution of a Securities Purchase Agreement by the Company and Dutch A&A Holdings, B.V.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2000	SENTRY TECHNOLOGY CORPORATION By: /S/ PETER J. MUNDY Peter J. Mundy, Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)