Form 10-K
period 2000-12-31
SENTRY TECHNOLOGY CORP
filed 2001-04-02
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________

                         Commission file number: 1-12727

                                   ----------

                          SENTRY TECHNOLOGY CORPORATION

           (Exact name of the Registrant as specified in its charter)

            Delaware                                            96-11-3349733
  ------------------------------                              -----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                350 Wireless Boulevard, Hauppauge, New York 11788
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (631) 232-2100
                                                            -------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                              --------------------

                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes |X|        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 29, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.4 million based upon the closing price of such securities on the OTC Bulletin Board on that date. At March 29, 2001, the Registrant had outstanding 61,467,872 shares of Common Stock.

Documents Incorporated by Reference
- -----------------------------------

None.

                                     PART I

Item 1. Business.

Formation of the Company; General

      Sentry Technology Corporation ("Sentry") was formed in connection with the February 1997 merger of Knogo North America Inc., a Delaware corporation, and Video Sentry Corporation, a Minnesota corporation. As a result of the merger, we became the parent corporation of two wholly-owned Delaware subsidiaries: Knogo North America Inc. ("Knogo") and Video Sentry Corporation ("Video"). This series of transactions is referred to herein collectively as the "Merger."

      The Merger was accounted for under the purchase method of accounting. Although former Video shareholders received a majority voting interest in Sentry based upon their common stock ownership percentage, generally accepted accounting principles requires consideration of a number of factors, in addition to voting interest, in determining the acquiring entity for purposes of purchase accounting treatment. As a result of these factors, and solely for accounting and financial reporting purposes, the Merger was accounted for as a reverse acquisition of Video by Knogo. Accordingly, the financial statements of Knogo are the historical financial statements of Sentry and the results of Sentry's operations include the results of operations of Video after the Effective Date.

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

Recent Developments

      Our strategy following the Merger in 1997 was to use Knogo's engineering staff and excess manufacturing capacity resulting from a 1994 restructuring for the reengineering and production of its proprietary and patented SentryVision(R) programmable traveling closed circuit television surveillance ("CCTV") systems. With the reengineering completed, management believed that sales of SentryVision(R), which had fallen in the final year that Video was a separate corporation, would rebound.

      While the engineering staff was able to resolve substantially the design and manufacturing problems associated with SentryVision(R), the sales of the system did not achieve the levels anticipated by the Company.

      Furthermore, while still profitable, sales of Knogo's Electronic Article Surveillance ("EAS") systems have continued to erode due to the attention we gave to the reengineering and marketing of SentryVision(R) as well as competition from lower-priced "off-the-shelf" systems and competition from larger, better-financed competitors such as Sensomatic Electronics Corporation and Checkpoint Systems Inc. In addition, due to a non-compete provision entered into by Knogo in 1994, we were not permitted to market our EAS products outside of the United States and Canada. The non-compete provision expired at the end of 1999.

      We recognized that, because of our continuing operating losses and the depletion of our tangible assets to fund ongoing operations, our ability to continue to market our existing SentryVision(R) and EAS products and to develop new products and product extensions to allow us to remain competitive would require additional investment.

      On January 8, 2001, Dutch A&A Holding B.V. ("Dutch A&A") acquired 23,050,452 shares of the Company's common stock for $3.0 million, $1.0 million of which was paid in January 2001, and the remaining balance is due in equal $1.0 million installments on April 30, 2001 and July 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control, anti-theft electronic article surveillance, closed circuit television surveillance products and accessories.

      Dutch A&A currently owns 37.5 percent of the outstanding common stock of the Company. At any time prior to January 8, 2002, Dutch A&A may increase its ownership of the Company's common stock to a total of 51 percent of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any ten-day trading period during the one year period following January 8, 2001, is at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001; otherwise, the purchase price will be $1.5 million. At any time prior to January 8, 2003, Dutch A&A may increase its ownership of the Company's common stock to a total of 60 percent of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a ten-day period during the two years preceding January 8, 2003, is at least $25.0 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If Dutch A&A previously exercised its right to acquire shares increasing its investment to 51 percent of the Company's common stock, but the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million; otherwise the purchase price shall be $5.0 million. As a condition to the investment by Dutch A&A, the stockholders of the Company elected three nominees of Dutch A&A to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dutch A&A has not acquired 51 percent of the Company's common stock by January 8, 2003, one of the three nominees of Dutch A&A will resign and be replaced, with the consent of Dutch A&A, by a nominee of the directors of the Company who are not nominated by Dutch A&A.

      In addition to the election of three nominees of Dutch A&A to the Board of Directors, other matters which were approved at the December 8, 2000 Special
Meeting of Stockholders, and became effective as of January 8, 2001, were proposals to amend the Company's certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; (ii) to reclassify Class A Preferred Stock into shares of common stock on a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding; and (iii) to increase the number of the Company's authorized shares of common stock to 140,000,000.

      In addition, on December 28, 2000, our Board of Directors increased the number of Directors from five to seven effective upon the closing of the Dutch A&A investment.

The SentryVision(R) System

      SentryVision(R) refers to our family of traveling CCTV surveillance systems. Over the years, Video has developed various generations of traveling CCTV surveillance systems including the H-System, OH-System, the original SentryVision(R) and currently the new and improved SmartTrack system.

      Unlike our previous products, our recently developed SentryVision(R) SmartTrack system features one or two state-of-the-art pan, tilt and zoom ("PTZ") domes providing for 360(degree) unobstructed views to eliminate most blind spots. Additionally, SmartTrack utilizes sophisticated software that provides six tours and up to 60 presets per camera carriage to allow programmable viewing and recording with or without an operator. The improvements made to the carriage will make the new SmartTrack system the fastest and most reliable traveling CCTV surveillance system in the history of SentryVision(R) products offerings. SmartTrack will be our premier product going forward, replacing all previous generations of SentryVision(R) products.

      Video's proprietary CCTV system, called SentryVision(R), is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. SentryVision(R) may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 2000, 1,073 SentryVision(R) systems had been installed in approximately 464 customer locations in North America. Current customers include Lowe's Home Centers, Target Stores, Eckerd Corporation, Mills Fleet Farm, Winn Dixie, Federal Express, UPS, J.C. Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores, Disney Direct Marketing and Duke University. In addition, during 2000, the Company's international distributors installed 47 SentryVision(R) systems in 21 customer locations in Western Europe, Latin America and South Africa. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision(R) has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Video's customers to date, we believe SentryVision(R) is a cost-effective solution which can improve the operations of our customers.

      SentryVision(R) consists of a camera carriage unit, a continuous track enclosed with tinted or mirrored glass enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries one or two PTZ CCTV cameras, electronic transmission components and motor drives. The carriage track and enclosure are designed to custom lengths for more complete viewing. The carriage unit transmits video and control signals from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as analog and digital videocassette recorders, alarm inputs, fixed cameras, PTZ dome cameras, switches/multiplexers, voice intercom systems, panic buttons and remote viewing capability using dedicated phone lines or internet technology.

      Video sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, we have identified a number of specific market segments for which SentryVision(R) is well suited for loss prevention surveillance, including home centers, mass merchandise chains, supermarkets, hypermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers.

      SentryVision(R) is typically installed in large retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Video specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with SentryVision(R). The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting, employee theft or performance evaluation of client personnel. Typically, SentryVision(R) has been installed near the ceiling between the rows of cash registers and the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera pan, tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Video's current installations indicate significant improvements in detecting shoplifting and employee theft.

      More recently, retailers have integrated SentryVision(R) with "front end" packages of conventional CCTV cameras, dedicated to monitoring the registers and allowing users to locate the traveling camera track where the maximum coverage of in-store traffic can be monitored. The SentryVision(R) system is today generally sold in conjunction with conventional CCTV applications. Customers using the SentryVision(R) system have reported significant reductions in theft-related inventory shrinkage.

      Retail Market Applications

      o Home Centers. Video has installed 735 systems in more than 289 store locations for seven customers in the home center segment of the retail market. Typical of our customers in this market are Lowe's Home Centers, a 670 store chain, and Mills Fleet Farm, a 29 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. We applied different solutions to this common problem in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

      o Mass Merchandise Chains. Video has installed 96 systems for customers in this segment, including Sears and Target Stores. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

      o Supermarkets. Video has installed 31 systems in 29 store locations for seven supermarket customers. The targeted coverage in most of these installations has been the entire retail space. Supermarket chains using SentryVision(R) include Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart.

      Industrial Market Applications

      o Distribution Centers. Video also provides loss prevention surveillance for distribution centers and warehouses, and has installed 80 systems in distribution centers for 35 different retailers including Kohl's Department Stores, Target Stores, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision(R)system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision(R)system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

      o Manufacturing and Transportation Facilities. So far SentryVision(R)use in factories has been limited but the benefits of continuous tracking of industrial operations and processes indicate future growth. Continued expansion of the SentryVision(R)dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Recent installations include AT&T Wireless, Federal Express, UPS, Wyeth-Ayerst Labs, USF Logistics and Thompson Electronics.

      o Internet Data Centers In 2000, Video began marketing SentryVision(R) systems to internet data centers (IDC's). Most IDC's are full service business internet providers with state-of-the-art systems that host, monitor and maintain mission-critical web-sites, e-commerce platforms and business applications for small to medium sized businesses. SentryVision(R) systems are used to heighten security through remote video monitoring. Recent installations include FirstWorld Communications, Inc. and The Discovery Channel.

      Institutional Market Applications

      o Parking, Corrections, and Government Institutions. We have installed 108 systems in three parking garages at Duke University's Medical Center with major benefits identified as savings in guard costs, vandalism, safety and theft. SentryVision(R) has been installed in correctional facilities in Texas, Michigan, New Mexico and Illinois, with reported safety benefits of continuous coverage in dormitory, recreation and visitation areas. SentryVision(R) installations have also been completed in various government agencies including the Federal Reserve Bank, US Postal Service and US Immigration Service.

Conventional CCTV Systems

      Conventional CCTV is cost effective in many applications and is the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, VCR's, monitors, switchers, multiplexers and controllers. As all of this equipment is manufactured for Video by outside vendors, we can provide our customers with state-of-the-art equipment for specific applications at favorable costs. We believe that, while less profitable than SentryVision(R) and traditional EAS products, the CCTV products complement our other surveillance systems and provide retailers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when a theft alarm is triggered.

      While we believe that conventional CCTV and SentryVision(R) are complementary security solutions, many companies have traditionally viewed them as competing solutions and have selected between conventional CCTV systems and SentryVision(R) systems for their security solutions. We have received indications that our largest single SentryVision(R) customer, Lowe's Home Centers, continues to project that the bulk of its orders in 2001 will be for conventional CCTV systems.

      Remote video transmission and digital recording are other potential growth areas for Video. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and multiplexer, and eliminating the videotape. Video markets a remote video transmission system with software developed by Prism Video, Inc., a third-party vendor. In 2000, Sentry received orders for remote video transmission systems from customers in the retail, industrial and school markets and completed a 150 store chain-wide rollout for a customer in the home center market.

      We continue to expand conventional CCTV installations in industrial and institutional facilities. Significant installations have been made for express package companies, including Federal Express, United Parcel Service, Emery Air Freight and Airborne Express. The use of CCTV surveillance also continues to grow in both new and existing correctional facilities and Sentry now has CCTV installations in both state and county facilities.

      In 2000, we continued marketing CCTV to the school market. Successful installations were completed with reported benefits including decreased vandalism and improved safety. In schools, conventional CCTV is an extremely cost effective security option with Digital Recording and Remote Video Transmission becoming attractive options for large school districts.

      Our largest single school CCTV installation was at the Norristown (PA) High School with 111 cameras, digital recording and using fiber optic cabling. It is an advanced cost effective system with video from all cameras instantly accessible on their network. The contract value was approximately $0.3 million.

      We estimate the US retail CCTV market to be approximately $400 million per year. Comparable estimates for the institutional and industrial CCTV markets are $130 million and $260 million per year, respectively. The North American market for CCTV products is growing at an estimated rate of 8 percent per year.

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

      The U.S. market for retail EAS systems and tags is estimated by industry sources at $570 million and is growing at an estimated rate of 8 percent per year.

      At December 31, 2000, the approximate number of EAS Systems sold or leased by Knogo and its predecessors exceeded 24,325.

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

Bookings

      Of Sentry's bookings for the year ended December 31, 2000, approximately 17 percent were attributable to SentryVision(R), 39 percent to CCTV, 39 percent to EAS and 5 percent to 3M library security systems. For the year ended December 31, 1999, approximately 13 percent were attributable to SentryVision(R), 39 percent to CCTV, 42 percent to EAS, and 6 percent to 3M library security systems. For the year ended December 31, 1998, approximately 18 percent were attributable to SentryVision(R), 28 percent to CCTV, 47 percent to EAS and 7 percent to 3M library security systems.

Major Customers

      Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2000, 1999 and 1998, Lowe's Home Centers accounted for 14%, 9% and 22%, respectively, of total revenues. In 2000 and 1999, Goody's Family Clothing accounted for 15% and 14% respectively, of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

Production

      In October 1998, we ceased manufacturing at our Cidra, Puerto Rico facility and consolidated all manufacturing and assembly at our Hauppauge, New York facility. The Puerto Rico facility was sold in February 1999. The consolidation was intended to reduce operating costs and increase manufacturing controls by allowing management and engineering staffs to interface real time with the manufacturing process. However, as a result of product design and reliability issues identified throughout the year, redesign initiatives were implemented addressing both quality and manufacturability. In addition, an enhanced quality assurance department was staffed, test equipment procured and measures implemented to address and resolve quality concerns.

Video

      Video's manufacturing operations consist primarily of the assembly of its camera carriages and control units using materials and manufactured components purchased from third parties. Video is not dependent upon any particular supplier for these materials or components. Some parts are stock, "off-the-shelf" components, and other materials and system components are designed by Video and manufactured to Video's specifications. Final assembly operations are conducted at the Company's facilities in Hauppauge, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each system component and finished assembly undergoes a quality assurance check by Video prior to its shipment to an installation site. All electronics in their circuit board enclosures are tested and burned in for 72 hours. Upon completion, the finished product is tested and run for an additional 24 hours resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Video is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

Knogo

      Knogo produces at our facilities in Hauppauge, New York, or purchases through suppliers, its Knoscape RF(TM), Ranger(TM), Knoscape MM(TM) and KnoGlo(TM), or their components. Production consists of final assembly operations of printed circuitry, electronic and mechanical components that Knogo purchases from various suppliers. Independent contractors using existing molds and tooling produce plastic cases and antenna coils for the tags to Knogo's specifications. Through product redesign efforts, final assembly machines were modified to reduce production complexities. As a result, increased production run rates of this product have been realized, simultaneously increasing production quality and reducing manpower. Knogo is not dependent on any one supplier or group of suppliers of components for its systems. Our policy is to maintain Knogo's inventory at a level that is sufficient to meet projected demand for its products. We do not anticipate any difficulties in continuing to obtain suitable components for Knogo at competitive prices in sufficient quantities as and when needed.

Marketing

      We market our products for Video and Knogo, jointly, through the direct efforts of approximately 13 salespersons located in select metropolitan areas across the United States and Canada, as well as through a network of over 200 dealers/system integrators. Marketing efforts include participation in trade shows, advertising in trade publications, targeted direct mailings and telemarketing. In addition, the effort is augmented through our Website which has been recently updated to provide enhanced product and market oriented information.

Video

      To date, most SentryVision(R) and conventional CCTV Systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision(R) systems involve invoicing 50% of total cost upon shipment of the product and 50% on the completion of the installation.

      While most of the current SentryVision(R) and conventional CCTV sales have been made to home centers, retail chains and distribution centers, our marketing plan for Video also emphasized a dealer program for institutional and industrial prospects.

      Beginning in mid-1998, we began a program to market SentryVision(R) through qualified security dealers and integrators. Much of the industrial and institutional SentryVision(R)/CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we are able to reach a far larger number of SentryVision(R) prospects and penetrate the market more rapidly. The program has generated much interest through trade advertising, direct mail and trade show participation. By the end of 2000, non-exclusive contractual relationships with over 200 security dealers were established. These and additional dealers are expected to generate significant SentryVision(R) installations in industrial and institutional facilities in 2001.

      Recently we signed an agreement to sell SentryVision(R) through Professional Security Association (PSA), a group of 200 dealers with combined annual sales of approximately $800 million. PSA will promote SentryVision(R) through its CCTV integrators.

      In addition, we market SentryVision(R) internationally using independent distributors. The distribution agreements generally appoint a distributor for a specified term as the exclusive distributor for a specified territory. The agreements require the distributor to purchase a minimum dollar amount of the Company's product during the term of the agreement to retain exclusivity. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2000, we had signed distribution agreements for Canada, UK, France, Russia, South Africa, Poland and Mexico.

      During 2000, Video placed in service 84 SentryVision(R) systems and 3,424 CCTV cameras and peripherals, as compared to 58 SentryVision(R) systems and 5,066 CCTV cameras and peripherals in 1999, and 198 Sentry Vision(R) systems and 4,405 CCTV cameras and peripherals in 1998.

Knogo

      Knogo EAS systems are marketed on both a direct sales and lease basis, with direct sales representing the majority of the business. The terms of the standard leases are generally from one to five years. The sales prices and lease rates vary based upon the type of system purchased or leased, number and types of targets included, the sophistication of the system employed and, in the case of a lease, its term. In the case of the Knoscape MM(TM) systems, detection targets which are permanently attached to the item to be protected are sold to the customer even when the system is leased. Therefore, in the case of either a sale or lease of a Knoscape MM(TM) system, as the customer replenishes its inventory, additional targets will be required for those items to be protected. We also market a more expensive, removable, reusable detection tag for use with the Knoscape MM(TM) systems on certain products such as clothing and other soft goods.

      During each of the years ended December 31, 2000, 1999 and 1998, Knogo placed in service 347, 439 and 439, respectively, Knoscape RF(TM), Ranger(TM), and Knoscape MM(TM) systems.

      RF and Ranger systems continue to be used by apparel and department stores which have wide exit areas and a desire for deterrence based on reusable hard tags. Both the Silver Cloud(TM) and Knoscape RF systems are universal in that they can detect both 2 MHZ hard tags and 8 MHZ labels. In the latter part of 1999, Knogo introduced a new 8MHz P-2000 RF system designed for both hard and soft good customers. The P-2000 system is economical and self-installable by the customer. At the same time, Knogo introduced a line of 8MHz disposable labels manufactured by All-Tag Security, SA in Belgium. These RF systems and labels are compatible with and are an alternative to those products offered by Checkpoint

Systems, Inc. They will be targeted to a broad range of mass merchandise, apparel, drug and specialty stores.

      Supermarkets, bookstores, video stores and specialty stores remain good prospects for MM systems due to the small size and low cost of Micro-Magnetic strips. In 2000, Knoscape MM Systems featured updated digital electronics. Knoscape MM Systems detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

      The library market continues to be a substantial market for magnetic technology. In March 1996, 3M and Knogo entered into a strategic alliance to provide universal asset protection to libraries across North America. The agreement, effective through March 2002, permits Knogo to act as a distributor of all of 3M's library products, including the 3M Tattle-Tape(TM) Security Strips, detection systems, 3M SelfCheck System hardware and software and other 3M library materials flow management products and accessories to public, academic and government libraries. In 1998, we designed and developed for 3M a new library specific magnetic EAS system which in turn was added to this product listing. Under the agreement, 3M provides service and installation for all new and existing Knogo library customers throughout North America. In exchange for these agreements, we agreed not to compete against 3M for sales and service of EAS Systems in the library market until March 2004.

Dutch A&A Security Products

      In February 2001, we introduced a new EAS system manufactured by Dutch A&A, that is housed in slender self-contained plexiglass panels. The new 9000 PL
8.2 MHz system provides retailers with clear lines of sight at the front end along with the durability of solid plexiglass. The panels can be custom printed with the retailer's logo for enhanced image and trade name awareness. The system's electronics which are built-in to the base of the plexiglass antenna provide detection of 8.2 MHz labels and hard tags in aisles up to six feet wide. The 9000 PL system is offered in both single and dual aisle configurations and is compatible with all existing 8.2 MHz tags and checkout accessories. The plexiglass RF system is the first in a series of new products being brought to market by the Company as a result of a distribution agreement with Dutch A&A. In the future, we will also sell Dutch A&A products in the proximity access control and RFID markets.

Backlog

      Our backlog of orders was approximately 5.8 million at December 31, 2000 as compared with approximately $3.2 million at December 31, 1999 and $4.1 million at December 31, 1998. The increase is due primarily to a large sale to a new customer in a new market, and a change in accounting. In 2000, we recognized revenue based upon installation rather than upon shipment as was the policy in previous years. We anticipate that substantially all of the backlog present at the end of 2000 will be delivered during 2001.

Seasonal Aspects of the Business

      Our current customers are primarily dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. In our experience, orders and installations are generally the lowest in the first quarter of each year.

Service

      Installation services are performed by our personnel and by carefully screened and supervised subcontractors as well as authorized dealers and distributors. Repair and maintenance services for Video and Knogo are performed primarily by the Company's personnel. All products sold or leased are covered by a warranty period. Generally, Video's products provide for a one-year warranty and Knogo's products for a 90-day warranty. After the warranty period, we offer our customers the option of entering into a maintenance contract with the Company or paying for service on a per call basis.

      Installations of SentryVision(R) systems typically take from three days to several weeks and involve mounting the enclosures, installing the controller unit, installing the carriage assembly, and connecting control and transmission cables to the central monitoring location. Items such as high voltage power termination wiring are typically the responsibility of the end user.

      Throughout the first half of 1999, we focused on recruiting and training entry level installers for SentryVision(R) and CCTV. As the travel costs for these employees rose unacceptably, in the second half of the year we expanded our program of hiring local sub-contractors for installation work and refocused our employee efforts on service and maintenance work.

      A great deal of our efforts were directed at servicing the existing SentryVision(R) systems, as reliability problems were not completely resolved. Our engineering efforts were directed at resolving electronic problems, which resulted in numerous service calls and in the re-design of printed circuit boards to upgrade them and increase their performance and reliability. These issues were substantially resolved in the first half of 1999. Mechanical reliability issues then became our focus in the latter half of 1999 as system problems continued. These issues appear to have been largely resolved with the development and introduction in 1999 of new drive and idler wheels, brush block assemblies and wire harnesses.

      The use of subcontractors supervised by Company employees proved cost effective with no sacrifice in quality. A network of qualified contractors was established. In the second half of 1999, we released 34 installation employees and retained only our most technically skilled employees. We intend to continue to focus on EAS, SentryVision(R) and CCTV technical service and maintenance and continue to expand our contractor network for installation work.

      This strategy has resulted in significant cost savings. In addition, we retain our reputation of technical expertise within the industry and management efforts can be focused on increased electronics training for our employees, distributors and sub-contractors.

      Throughout 2000, we added 16 Service Partners and installation contractors in 20 key market areas. In total, we have more than 60 factory trained service technicians in the field to augment service provided by Company employees. Many of these partners are factory trained and have contractual commitments to provide prompt, quality service at our direction. The field service management structure was also modified so that two of our most experienced managers will focus exclusively on quality control with our service partners.

      In addition, our Call Center was reorganized and a new supervisor appointed. Technical support functions were transferred to our Design Center personnel and all service requests are now screened extensively via telephone. Initial results have been highly successful in lowering the number of on-site visits required to resolve service issues.

      Logistics issues were also examined and advance part shipments are now routine to avoid the expense of potential second visits.

      Customer service is a priority and we are focused on continued improvements in 2001. With the introduction of the new and more reliable SentryVision(R) SmartTrack System, we expect sales to increase. We anticipate that increased installation and service work can be supported by the existing headcount and infrastructure.

Competition

      We operate in a highly competitive market with many companies engaged in the business of furnishing security services designed to protect against shoplifting and theft. In addition to EAS systems using the concept of tagged merchandise, such services use, among other things, conventional PTZ dome and fixed mount CCTV systems, traveling CCTV systems, mirrors, guards, private detectives and combinations of the foregoing. We compete principally on the basis of the nature and quality of its products and services and the adaptability of these products to meet specific customer needs and price requirements.

      To our knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic, Checkpoint Systems, Inc., Philips, Inc., Pelco Manufacturing, Inc., Panasonic, Inc., and Ultrak, Inc. are the Company's principal competitors. Sensormatic has also begun marketing a traveling CCTV system in the US. Outside the US, we are aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B., Sensormatic and DETI in France and Moving Cameras Ltd. in the UK. Some of our competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

      In connection with the merger of Knogo's international EAS business with Sensormatic in December 1994, Knogo agreed with Sensormatic that Knogo would not compete with Sensormatic in selling EAS and conventional CCTV products in areas outside of the United States, Canada and Puerto Rico through the period ending December 29, 1999. In 2000, Sentry promoted selected EAS systems and tags through a distribution network outside of North America although Sentry will not be permitted to use the Knogo name outside of the United States and Canada.

Patents and Other Intellectual Property

      Although patent protection is advantageous to Sentry, we do not consider any single patent or patent license we own or hold to be material to our operations, but we believe that our competitive position ultimately will depend on our experience, know-how and proprietary data, engineering, marketing and service capabilities and business reputation, all of which are outside the scope of patent protection.

Video

      Video has a United States patent covering the cable-free transmission of a video signal to and from the carriage. This technology prevents degradation of the video signal which can result from the movement of and prolonged friction caused by the carriage. A U.S. patent application was received in 2000 for improvements made to the original technology which has been incorporated into the SmartTrack product. Video also has received a corresponding European patent and nine foreign country patents. We also have pending four patents for additional corresponding foreign patents. We intend to seek patent protection on specific aspects of the SentryVision(R) system, as well as for certain aspects of new systems which may be developed for Video. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Video.

      We are not aware of any infringement of patents or intellectual property held by third parties. However, if Video is determined to have infringed on the rights of others, Video and/or the Company may be required to obtain licenses from such other parties. There can be no assurance that the persons or organizations holding desired technology would grant licenses at all or, if licenses were available, that the terms of such licenses would be acceptable to the Company. In addition, we could be required to expend significant resources to develop non-infringing technology.

      Video has also relied on the registration of trademarks and tradenames, as well as on trade secret laws and confidentiality agreements with its employees. While we intend to continue to seek to protect Video's proprietary technology and developments through patents, trademark registration, trade secret laws and confidentiality agreements, we do not rely on such protection to establish and maintain Video's position in the marketplace. Management believes that improvement of Video's existing products, reliance upon trade secrets and on unpatented proprietary know-how, and the development of new products will be as important as patent protection in establishing and maintaining a competitive advantage.

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

Research and Development

      At December 31, 2000, Sentry had 6 employees located in the United States engaged full-time in research and engineering and product development. We may from time to time retain consultants for specific project assistance. For the years ended December 31, 2000, 1999 and 1998, approximately $0.9 million, $1.3 million, and $1.3 million, respectively, was expended on Company-sponsored research.

      Responding to high numbers of service calls for systems in the field, the majority of our research and development expenditures in 2000 was directed towards improving the reliability and performance of the Sentry Vision(R) product line. Enhancements were made to the mechanical, electrical and optical portions of the system. These changes were so significant that they led to the design of a completely new product called SmartTrack. Extensive software enhancements were built in to provide programmability, user friendliness and field service diagnostics.

      The mechanical aspects of the systems were designed around one or two 360(degree) pan, tilt and zoom camera modules. Electronics were redesigned for easier serviceability. Reliability and video quality were also improved.

      SmartTrack has been field tested in the fourth quarter of 2000 and customer response has been very positive. Full production of this new system will begin in the second quarter of 2001. SmartTrack will replace earlier generations in our line of Sentry Vision(R) products.

      In addition to the creation of SmartTrack, our engineers worked on continued enhancements to our Magnetic EAS systems during 2000.

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

      We believe we are in material compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

      Industry Canada, the department of the Canadian federal government that regulates and licenses the radio frequency spectrum in Canada, has brought to our attention that several hundred of the units of the earlier generation of Ranger 1 and 2 EAS devices sold by our Knogo subsidiary to retailers in Canada do not comply with the relevant Industry Canada technical standards, and may cause interference to other users of the radio spectrum. Industry Canada has written to the customers concerned to apprise them of the situation, and to demand that the non-compliant devices be removed or replaced with compliant ones. The Company has been working with Industry Canada officials and the retailers concerned to put in place a replacement program and a schedule that will satisfy both the retailers and Industry Canada. A number of these retailers have subsequently upgraded to compliant EAS devices, and discussions are continuing with others. Under the Radiocommunication Act (Canada) (the "Act") which it administers, Industry Canada has extensive powers to, among other measures, confiscate radio equipment that is non-compliant, and to initiate prosecutions for alleged violations of the regulatory provisions in the Act. However, Industry Canada's normal practice is to use co-operative approaches to problems of technical non-compliance or radio interference, and to work with the parties concerned to resolve such problems within a reasonable time frame. We believe our efforts to date, and the efforts we are continuing to make, in co-operating with Industry Canada concerning the Ranger 1 and 2 problems will satisfy Industry Canada without the need for the latter to invoke its powers under the Act. Several of our customers have indicated, however, that they may pursue legal remedies against us in connection with their non-compliant EAS devices.

Employees

      At December 31, 2000, the Company and its subsidiaries employed 131 full-time employees, of whom 20 were employed in administrative and clerical capacities, 6 in engineering, research and development, 33 in production, 23 in marketing and sales and 49 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements. We believe that our relations with employees are good.

Item 2.  Properties.

      The Company's principal executive, sales and administrative offices, and its production, research and development and distribution facilities are located in Hauppauge, New York, in a 68,000 square foot facility leased by the Company. At December 31, 1998, we owned a 55,000 square foot manufacturing facility in Cidra, Puerto Rico and a one-story building consisting of approximately 6,000 square feet in Villa Park, Illinois. Both facilities were sold in February 1999.

Item 3.  Legal Proceedings.

      Although we are involved in ordinary, routine litigation incidental to our business, we are not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

      On  December  8,  2000,  the  Company   conducted  a  Special  Meeting  of
Stockholders at which the following matters were voted upon:

1. A proposal to amend the Company's certificate of incorporation to permit the payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held. A total of 5,284,947 Common votes and 4,016,671 Preferred votes were cast on this proposal. This proposal received the approval of at least a majority of the outstanding Common and at least two-thirds of the outstanding Preferred entitled to vote, and passed. The result of the vote on this proposal was as follows:

                              In Favor           Against         Abstained
                              --------           -------         ---------

      Common Stock            5,126,474          139,881           18,592
      Preferred Stock         3,748,262          254,998           13,411

2. A proposal to amend the Company's certificate of incorporation to reclassify Class A Preferred Stock into shares of common stock on a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding, and to increase the number of the Company's authorized shares of common stock to 140,000,000. A total of 5,192,755 Common votes and 4,016,671 Preferred votes were cast on this proposal. This proposal received the approval of at least the majority of the outstanding Common, and at least two-thirds of the outstanding Preferred, and passed. The result of the vote on this proposal was as follows:

                              In Favor           Against         Abstained
                              --------           -------         ---------

      Common Stock            5,001,276          153,230           38,249
      Preferred Stock         3,740,931          262,648           13,092

3. A proposal to amend the Company's certificate of incorporation to eliminate the classification of the Company's Board of Directors from three classes to a single class. A total of 5,192,755 votes were cast on this proposal, of which 5,003,612 voted in favor of the proposal, 153,562 voted against and 35,581 abstained. This proposal did not receive the required 80% of the outstanding shares of Common Stock, and therefore did not pass

4.    The  following   individuals  were  elected  to  the  Company's  Board  of
      Directors: Peter Murdoch, Cor S.A. De Nood, Anthony H.N. Schnelling and Robert D. Furst, Jr. The result of the election of directors was as follows:

                                For        Against        Withheld     Abstained
                             ---------     -------        --------     ---------
      Mr. Murdoch            5,126,474        --           66,281          --
      Mr. De Nood            5,126,474        --           66,281          --
      Mr. Schnelling         5,126,474        --           66,281          --
      Mr. Furst              5,126,474        --           66,281          --

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

      (a) Price Range of Common Stock.

      The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the American Stock Exchange composite tape until March 31, 2000 and thereafter as reported on the over-the-counter bulletin board.

                                                  Stock Prices
                                                  ------------
                                       High           Low          Close
                                       ----           ---          -----

1999
     First Quarter ..........        $ 0.688       $ 0.313       $ 0.313
     Second Quarter .........          0.688         0.250         0.500
     Third Quarter ..........          0.688         0.250         0.250
     Fourth Quarter .........          0.313         0.063         0.094

2000
     First Quarter ..........        $ 0.688       $ 0.156       $ 0.250
     Second Quarter .........          0.500         0.063         0.094
     Third Quarter ..........          0.250         0.063         0.141
     Fourth Quarter .........          0.250         0.045         0.063

2001
     First Quarter ..........        $ 0.085       $ 0.040       $ 0.050


      Effective March 31, 2000, the Company's Common and Class A Preferred Stocks were delisted from trading on the American Stock Exchange (Amex), because the Company did not satisfy the current Amex guidelines for continued listing. The Company's Common Stock is now quoted on the OTC Bulletin Board ("OTCBB") using the symbol SKVY. The Company's Class A Preferred Stock ("SKVYP") traded on the OTCBB prior to its redemption effective January 8, 2001.

      (b)   Holders of Common Stock.

      The Common Stock began trading on the American Stock Exchange on February 13, 1997 under the symbol "SKV." Prior to such date, no public market for the Common Stock existed. As of March 31, 2001, the Company had 61,467,872 shares of Common Stock issued and outstanding, which were held by 256 holders of record and approximately 2,900 beneficial owners.

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

      (d)   Redemption of Class A Preferred Stock.

      At a special meeting of shareholders held on December 8, 2000, a proposal was adopted to pay a one-time stock dividend of .075 of a share of preferred stock to preferred stockholders on the effective date of the Dutch A&A investment, and immediately thereafter each share of preferred stock was reclassified into five shares of common stock. The Dutch A&A investment took place on January 8, 2001, at which time the preferred shares were reclassified into 28,666,660 shares of common stock.

      For additional information with respect to the Class A Preferred Stock, see Note 1 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

      The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. This consolidated financial data includes certain assets and liabilities of Knogo, on a historical basis, relating to Knogo's operations in the United States, Canada and Puerto Rico prior to February 12, 1997 and includes the results of operations of Video Sentry after that date. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                         (Amounts in thousands except for per share data)

                                                                                    Year Ended December 31,
                                                              1996           1997            1998            1999            2000
                                                            --------       --------        --------        --------        --------
Selected Statement of Operations Data:

Sales, service, rentals and other ...................       $ 18,612       $ 21,996        $ 26,364        $ 20,198        $ 18,259
Sales to Sensormatic ................................          4,651          2,570           1,792           2,083           1,606
Total revenues ......................................         23,263         24,566          28,156          22,281          19,865
Cost of sales .......................................         11,935         12,882          14,412          14,339          11,120
Customer service expenses ...........................          2,932          4,772           6,253           5,457           4,464
Selling, general and administrative
      expenses ......................................          7,345          9,629          10,118           9,169           7,576

                                                                         (Amounts in thousands except for per share data)

                                                                                    Year Ended December 31,
                                                              1996           1997            1998            1999            2000
                                                            --------       --------        --------        --------        --------
Purchased in-process research and
    development .....................................             --         13,200              --              --              --
Restructuring and impairment charges ................             --             --              --           3,026           2,981
Gain on sale of assets ..............................          2,462             --              --             503              --
Income (loss) before income taxes ...................          1,847        (17,743)         (4,483)        (11,034)         (7,821)
Income (loss) before cumulative effect
      of change in accounting principal .............          1,183        (17,917)         (4,504)        (11,034)         (7,821)
Cumulative effect of change in accounting
      principal .....................................             --             --              --              --             301
Net income (loss) ...................................          1,183        (17,917)         (4,504)        (11,034)         (8,122)
Preferred stock dividends ...........................             --          1,067           1,263           1,326           1,337
Net income (loss) available to
    common shareholders .............................          1,183        (18,984)         (5,767)        (12,360)         (9,459)
Net income (loss) per common share:
    Basic ...........................................           0.25          (2.08)          (0.59)          (1.27)          (0.97)
    Diluted .........................................           0.23          (2.08)          (0.59)          (1.27)        (0..97)

Selected Balance Sheet Data:

Working capital .....................................       $ 18,076       $ 12,415        $ 12,668        $  6,290        $  2,173
Total assets ........................................         32,857         35,937          33,496          22,007          13,845
Property, plant and equipment, net ..................          7,288          6,948           4,348           3,934           3,324
Obligations under capital leases ....................          3,546          3,313           3,241           3,058           2,892
Redeemable cumulative preferred stock ...............             --         25,254          26,517          27,843          29,180
Total common shareholders' equity (deficit) .........         25,248          1,792          (3,975)        (16,335)        (25,794)

See the notes to the Consolidated Financial Statements included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

      Consolidated revenues were 11% lower in the year ended December 31, 2000 than in the year ended December 31, 1999. We anticipated some of the reductions due to the downsizing of the sales and promotional budgets due to our fiscal constraints. However, delays in the installation schedules of our major customers also impacted reported revenues. The backlog of orders, which we expect to deliver within twelve months, was $5.8 million at December 31, 2000 compared to $3.1 million at December 31, 1999. Revenues from third party customers, other than Sensormatic, were 92% of total revenues in 2000 as compared to 91% in 1999. Total revenues for the periods presented are broken out as follows:

                                              2000           1999         Change
                                              ----           ----         ------
                                                 (in thousands)

EAS                                          $ 7,545      $ 8,983          (16%)
CCTV                                           6,574        7,565          (13%)
SentryVisionO                                  1,981        1,846            7%
3M library products                            1,103        1,056            4%
                                             -------      -------          ----
Total sales                                   17,203       19,450          (12%)
Service revenues and other                     2,662        2,831           (6%)
                                             -------      -------          ----
Total revenues                               $19,865      $22,281          (11%)
                                             =======      =======          ====

      The decline in EAS sales in 2000 is a result of lower sales of our magnetic products and lower

OEM sales to Sensormatic. The decline in CCTV was primarily related to a decrease in sales to one of our major customers. While we have improved SentryVision(R)'s reliability and performance through technical modifications, it is still plagued by ongoing customer perception issues which resulted in no substantial sales increases.

      Cost of sales were 59% in 2000 as compared to 63% in 1999, excluding special charges described below. Lower scrap and rework costs relating to the SentryVision(R) product line and better production efficiencies in our manufacturing operations were the primary cause of the decrease in the percentage in the current year. In addition, as part of our restructuring plan initiated in 1999, and in line with our future business plans, Sentry included in cost of sales, special charges of $1.0 million in 2000 and $2.1 million in 1999. These amounts primarily represented provisions for obsolete or excess inventory. In 2000, the charges were a result of a combination of the introduction of SmartTrack which will replace earlier generation SentryVision(R) systems and the substitution of certain Dutch A&A systems which will replace systems in our EAS product lines. In 1999, the charges were required as a result of modifications and upgrades made to the Company's various product lines.

      Customer service expenses decreased 18% in 2000 as compared to 1999 due primarily to a reduction in the number of customer service representatives as a result of our restructuring of operations, which took place at the end of 1999.

      Selling, general and administrative expenses decreased 17% to $7.6 million in 2000 from $9.2 million in 1999 primarily as a result of the savings from a reduced infrastructure, lower sales promotion expenses and lower amortization of goodwill.

      Research and development costs were 33% lower in 2000 when compared to the previous year due to a 50% reduction in headcount and a more focused effort on product support. The primary emphasis in the current year has been directed towards the development of the new SentryVision(R) SmartTrack system.

      Net interest expense increased by $0.1 million in 2000 over 1999 primarily due to higher average borrowings under the Company's revolving credit agreement and higher interest rates.

      During the first quarter of 1999, the Company sold its Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million that resulted in a net gain on the sale of $0.5 million.

      In February 1997, we acquired the SentryVision(R) product line through the merger with Video Sentry Corporation and assigned a value of $4.4 million to its patent and existing technology. At that time, we assigned a seven-year life to the technology. After the merger, we encountered severe liquidity problems due to declining sales of this premier product due to design faults, repeated repairs and the customer's perception that SentryVision(R) was a costly and unreliable product. The cost of conventional CCTV products also declined during that period and added features made these systems more competitive when compared to SentryVision(R). In addition, several competitors, including the industry's leader - Sensormatic, produced their own cable free traveling camera systems that competed directly with us. We considered pursuing a claim for patent infringement against Sensormatic but decided not to pursue the claim at this time. The changes we made were so significant from the original traveling CCTV system acquired that they became the basis for a new product, which we have named SmartTrack. With the development of the SentryVision(R) SmartTrack system completed in the fourth quarter of 2000, we re-assessed the remaining carrying value of the intangible assets related to the original SentryVision(R) products. Based on our review of the technological developments in the marketplace, we determined that the original traveling CCTV surveillance system goodwill and related patents no longer provide us with a competitive advantage, and as a result, we recorded an impairment charge of approximately $3.0 million related to these assets. These impairment charges were calculated by comparing future discounted net cash flows to the goodwill's carrying value. Factors leading to the impairment were a combination of historical losses and insufficient estimated future cash flows from the SentryVision(R) system.

      During the fourth quarter of 1999, faced with continued losses and sales of the original SentryVision(R) below projected levels, we undertook significant downsizing and operational changes, which resulted in restructuring and special charges of $3.0 million. These charges included involuntary termination costs of $.6 million and workforce reductions of approximately 23% across almost all operating departments. In addition, we incurred non-cash charges of $2.4 million related to a write-down of goodwill based on revised estimates of future sales of the original SentryVision(R) product. (See Note 18 to the Consolidated Financial Statements.)

      Due to net losses, we have not provided for income taxes in either of the periods presented.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SAB 101, we have changed our accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, we recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, we began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash reduction in net earnings of $0.3 million, or $0.03 per share.

      As a result of the foregoing, Sentry had a net loss of $8.1 million in the year ended in December 31, 2000 as compared to a net loss of $11.0 million in the year ended December 31, 1999.

      We recorded preferred stock dividends of $1.3 million in both 2000 and 1999. Dividends accrued through February 12, 1999 were paid-in-kind as of that date. In connection with the waiver of certain financial covenants under the agreement with our commercial lender, we were not allowed to pay cash dividends, including the cash dividend on our preferred stock which would otherwise have been payable in August of 1999 and February 2000. At a special meeting of shareholders held on December 8, 2000, a proposal was adopted to pay a one-time stock dividend of .075 of a share of preferred stock to preferred stockholders on the effective date of the Dutch A&A investment, and immediately thereafter to reclassify each share of preferred stock into five shares of common stock. The Dutch A&A investment took place on January 8, 2001.

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

                                               1999         1998          Change
                                               ----         ----          ------
                                                (in thousands)

EAS                                          $ 8,983      $ 9,555           (6%)

                                               1999         1998          Change
                                               ----         ----          ------
                                                (in thousands)

CCTV                                           7,565        6,892           10%
SentryVisionO                                  1,846        6,151          (70%)
3M library products                            1,056        1,833          (42%)
                                             -------      -------          ----
Total sales                                   19,450       24,431          (20%)
Service revenues and other                     2,831        3,725          (24%)
                                             -------      -------          ----
Total revenues                                $22281      $ 28156          (21%)
                                             =======      =======          ====

      We attribute the decrease in sales in 1999 to a slow-down in the number of orders placed by both our existing customer base as well as new prospective customers, resulting in a significant decline in sales during the period. We believe that our announcement in the third quarter that we retained an investment banking firm for a possible corporate transaction also negatively impacted our revenues by creating uncertainties for our customers regarding our future. The decision by one of our major SentryVision(R) customers to purchase conventional CCTV for the bulk of its security product orders for 1999 primarily caused the decline in SentryVision(R) and the increase in CCTV.

      Sensormatic continued to purchase certain EAS products from the Company for sale outside of North America. Sales to Sensormatic increased by 16% to $2.1 million in 1999 as compared to $1.8 million in 1998.

      In 1999, service revenues and other revenues declined by 24% or $0.9 million. Service and maintenance revenues increased $0.3 million in 1999 due to a higher base of SentryVision(R) systems no longer covered by the free warranty period. This increase was offset by $1.2 million in engineering fees from 3M for the design and development of a new EAS library system which were included in other revenues in 1998.

      Cost of sales to customers other than Sensormatic were 63% of such sales in 1999 as compared to 55% in 1998, excluding special charges described below. The increase in the percentage in the current year as compared to the previous year is a result of a combination of factors including: (i) increased scrap and rework costs associated with quality related issues in the SentryVision(R) product line; (ii) increased sales of CCTV products which result in higher product costs than the SentryVision(R) product line; and (iii) higher EAS product costs due to continued lower machine output levels on equipment transferred from the Puerto Rico plant. In addition, as part of the Company's restructuring plan, and in line with its revised future business plans, Sentry included in cost of sales special charges of $2.1 million and $.8 million in 1999 and 1998, respectively. These amounts primarily represented provisions for obsolete or excess inventory required as a result of modifications and upgrades made to our various product lines.

      Customer service expenses decreased 13% in 1999 as compared to 1998 due primarily to a reduction in the number of installers and service technicians. This was a result of lower number of SentryVision(R) installations in 1999 which take longer to install than the Company's other products.

      Selling, general and administrative expenses decreased 9% to $9.2 million in 1999 from $10.1 million in 1998 primarily as a result of the savings through the consolidation of facilities. Included in the amounts for 1998 were $0.4 million of costs related to the consolidation of facilities, including the write-down of one of the facilities to net realizable value, employee separation costs and the net losses on the disposal of excess equipment.

      Our research and development costs decreased by 4% in 1999 as compared to 1998. The primary emphasis in the current year was directed towards improvements to the SentryVision(R) system, improvements in the manufacturing methods related to the products transferred from Puerto Rico to New York and the design and development of a new 8 MHz RF EAS system.

      Net interest expense increased by $25,000 in 1999 over 1998 primarily due to higher net borrowings under the Company's revolving credit agreement.

      During the first quarter of 1999, we sold our Puerto Rico manufacturing facility and Illinois design center for net cash proceeds of approximately $2.2 million, which resulted in a net gain on the sale of $0.5 million.

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

      During the fourth quarter of 1999, faced with continued losses and SentryVision(R) sales below projected levels, we undertook significant downsizing and operational changes, which resulted in restructuring and special charges of $3.0 million. These charges included involuntary termination costs of $.6 million and workforce reductions of approximately 23% across almost all operating departments. In addition, the Company incurred non-cash charges of $2.4 million related to a write-down of goodwill based on revised estimates of future sales of SentryVision(R). (See Note 18 to the Consolidated Financial Statements.)

      As a result of the foregoing, Sentry had a net loss of $11.0 million in the year ended in December 31, 1999 as compared to a net loss of $4.5 million in the year ended December 31, 1998.

      We recorded preferred stock dividends of $1.3 million in 1999 and 1998. Dividends accrued through February 12, 1999 were paid-in-kind as of that date.

Liquidity and Capital Resources

      As a result of the continued reduced revenue levels, decreased financial position and recurring operating losses, we initiated actions in 1999 which included, among others, (a) reducing the number of employees, (b) attempting to improve our working capital, (c) closing and/or consolidating some of our facilities, (d) consolidating some administrative functions, and (e) evaluating certain business lines to ensure that our resources are deployed in the more profitable operations. Our initial efforts to rationalize our operations commenced in the fourth quarter of 1999. Through 2000, the results of these efforts were not sufficient to prevent significant operating losses. During 2000, we primarily funded our operations through borrowings under our revolving credit facility, including an amendment to our borrowing base formula that provided for increased availability by up to $0.5 million through 2000, with periodic reductions until July 2001 when the excess facility expires. We were increasingly dependent upon future transactions, including the timely release of backlog orders from customers and subsequent cash collections, in order to generate sufficient cash flows and return to profitability. We had sold all available assets to raise cash to finance our operations. We were, therefore, increasingly dependent on borrowings under our revolving credit facility to finance our cash requirements.

      To strengthen our financial position, we continued to solicit other businesses within the security industry to ascertain the level of interest in a possible joint venture or equity investment. Since October of 1999, several parties had indicated interest in investment or merger with our company. In February 2000 we began discussions with Dutch A&A about a possible transaction. After many discussions and the exchange of information, we announced on August 8, 2000 that we had entered into an agreement pursuant to which Dutch A&A would invest $3 million in newly issued shares of our common stock. For this  investment,  Dutch  A&A  would  receive  37.5% of our  common  stock  then outstanding on a fully-diluted basis, after giving effect to the reclassification of our preferred stock into common stock. In addition, Dutch A&A has the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the common stock then outstanding. The transaction was conditioned upon our shareholders' approval, including approval by our preferred and common stockholders, each voting as a class, to amend our certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at a rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; and (ii) to reclassify the Class A Preferred Stock into shares of common stock at a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding, and (iii) to increase the number of the authorized shares of common stock to 140,000,000. At the Special Meeting held on December 8, 2000, the shareholders approved these amendments.

      On January 8, 2001, Dutch A&A acquired 23,050,452 shares of our common stock for $3.0 million, $1.0 million of which was paid in January 2001, and the remaining balance is due in equal $1.0 million installments on April 30, 2001 and July 31, 2001. The consummation of this transaction has substantially enhanced our liquidity and financial condition.

      To further address the continuing losses, our business plan for 2001 includes the following:

            o Addition of new products, including high-end EAS systems and disposable tags and labels, proximity access control and RFID, through a distribution agreement with Dutch A&A.

            o     Introduction   of   SmartTrack,   our   new   entry   in   the
                  SentryVision(R) family of products.

            o     Hiring  of  a  seasoned   dealer   manager  for  promotion  of
                  SmartTrack in the U.S. marketplace.

            o Transferring of management of our international dealer program to Dutch A&A, which currently sells products in approximately 50 countries worldwide.

            o     Sharing of marketing resources with Dutch A&A.

            o Reductions in trade show activity and a refocus on expanding business with existing customers.

            o Continuation and expansion of our Service Partner program to augment service provided by our employees.

            o Benefit from workforce reductions which took place in the last quarter of 2000.

            o     Further subletting of office space in our corporate offices.

            o     Additional cost cutting measures.

            o Simplified our capital structure to include one class of equity and the elimination of preferred dividends.

      We have a revolving credit facility with GE Capital Corporation that permits us to borrow up to $8 million, subject to availability, under a borrowing formula based on accounts receivable and inventories. The credit agreement expires on December 31, 2001. The facility is secured by a lien on substantially all of our assets. At December 31, 2000, we had borrowings of approximately $2.9 million, the maximum amount available under the facility. We expect to renew or replace the facility at the end of 2001.

      We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of December 31, 2000.

      We believe that current cash reserves and cash generated by operations, together with borrowings under the revolving credit facility and the cash from the Dutch A&A investment, will be sufficient to meet our working capital and future capital expenditure requirements over the next twelve months.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Sentry has adopted SFAS No. 133, as amended, in the first quarter of 2001, and the impact was not material..

Inflation

      The Company does not consider inflation to have a material impact on the results of operations.

Cautionary Statement Regarding Forward-Looking Statements

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry's two major customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel due to its current financial condition and (vi) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business--Competition."

Item 8. Financial Statements and Supplementary Data.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 2000 and 1999              F-2

   Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998                                        F-3

   Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998                            F-4

   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2000, 1999 and 1998                                  F-5

   Notes to Consolidated Financial Statements                         F-6 - F-19

SCHEDULE II - Valuation and Qualifying Accounts                             F-20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sentry Technology Corporation
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist.

/s/ Deloitte & Touche LLP
Jericho, New York
March 27, 2001

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(In Thousands, Except Par Value Amounts)

                                                                                  2000                  1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $    927             $    951
   Accounts receivable, less allowance for doubtful accounts
     of $890 and $683, respectively                                                3,178                6,838
   Net investment in sales-type leases - current portion                              84                  393
   Inventories                                                                     5,274                5,258
   Prepaid expenses and other current assets                                         202                  166
                                                                                --------             --------

           Total current assets                                                    9,665               13,606

NET INVESTMENT IN SALES-TYPE LEASES - Noncurrent portion                             100                  108

SECURITY DEVICES ON LEASE - Net                                                       36                   66

PROPERTY, PLANT AND EQUIPMENT - Net                                                3,324                3,934

GOODWILL AND OTHER INTANGIBLES, including patent costs,
   less accumulated amortization of $298 and $4,882, respectively                    247                4,227

OTHER ASSETS                                                                         473                   66
                                                                                --------             --------

                                                                                $ 13,845             $ 22,007
                                                                                ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                     $  2,920             $  3,075
   Accounts payable                                                                1,463                1,088
   Accrued liabilities                                                             2,633                2,769
   Obligations under capital leases - current portion                                124                  165
   Deferred income                                                                   352                  219
                                                                                --------             --------

           Total current liabilities                                               7,492                7,316

OBLIGATIONS UNDER CAPITAL LEASES - Noncurrent portion                              2,768                2,893

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                         199                  290
                                                                                --------             --------

           Total liabilities                                                      10,459               10,499

COMMITMENTS AND CONTINGENCIES (Notes 1 and 13)

REDEEMABLE CUMULATIVE PREFERRED STOCK                                             29,180               27,843

COMMON SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.001 par value; authorized 40,000 shares,
     issued and outstanding 9,751 and 9,751 shares, respectively                      10                   10

   Additional paid-in capital                                                     12,859               14,196
   Accumulated deficit                                                           (38,663)             (30,541)
                                                                                --------             --------

           Total common shareholders' equity (deficit)                           (25,794)             (16,335)
                                                                                --------             --------

                                                                                $ 13,845             $ 22,007
                                                                                ========             ========

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands, Except per Share Amounts)

                                                                     2000                1999                1998
REVENUES:
   Sales                                                           $ 17,203            $ 19,449            $ 24,431
   Service revenues and other                                         2,662               2,832               3,725
                                                                   --------            --------            --------

                                                                     19,865              22,281              28,156
                                                                   --------            --------            --------

COSTS AND EXPENSES:
   Cost of sales                                                     11,120              14,339              14,412
   Customer services expenses                                         4,464               5,457               6,253
   Selling, general and administrative expenses                       7,576               9,169              10,118
   Research and development                                             862               1,289               1,343
   Restructuring and impairment charges (Note 18)                     2,981               3,026                  --
   Gain on sale of assets (Note 16)                                      --                (503)                 --
                                                                   --------            --------            --------

                                                                     27,003              32,777              32,126
                                                                   --------            --------            --------

OPERATING LOSS                                                       (7,138)            (10,496)             (3,970)

INTEREST EXPENSE                                                        683                 538                 513
                                                                   --------            --------            --------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT ON CHANGE IN ACCOUNTING PRINCIPLE                          (7,821)            (11,034)             (4,483)

INCOME TAXES                                                             --                  --                  21
                                                                   --------            --------            --------

NET LOSS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                    (7,821)            (11,034)             (4,504)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNT
   PRINCIPLE                                                            301                  --                  --
                                                                   --------            --------            --------

NET LOSS                                                             (8,122)            (11,034)             (4,504)

PREFERRED STOCK DIVIDENDS                                             1,337               1,326               1,263
                                                                   --------            --------            --------

NET LOSS ATTRIBUTED TO COMMON
   SHAREHOLDERS                                                    $ (9,459)           $(12,360)           $ (5,767)
                                                                   ========            ========            ========

NET LOSS PER COMMON SHARE BEFORE
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE:
     Basic and diluted                                             $  (0.94)           $  (1.27)           $  (0.59)
                                                                   ========            ========            ========

NET LOSS PER COMMON SHARE:
   Basic and diluted                                               $  (0.97)           $  (1.27)           $  (0.59)
                                                                   ========            ========            ========

WEIGHTED AVERAGE COMMON SHARES:
   Basic and diluted                                                  9,751               9,751               9,751
                                                                   ========            ========            ========

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

                                                                                      Retained            Total           Redeemable
                                                                       Additional     Earnings            Common          Cumulative
                                                   Common Stock          Paid-In    (Accumulated       Shareholders'       Preferred
                                               Shares       Amount       Capital       Deficit)       Equity (Deficit)       Stock

BALANCE, JANUARY 1, 1998                         9,751     $     10     $ 16,785      $(15,003)         $  1,792          $ 25,254

  Net loss and comprehensive loss                   --           --           --        (4,504)           (4,504)               --

  Preferred stock dividends (Note 1)                --           --       (1,263)           --            (1,263)            1,263
                                              --------     --------     --------      --------          --------          --------

BALANCE, DECEMBER 31, 1998                       9,751           10       15,522       (19,507)           (3,975)           26,517

  Net loss and comprehensive loss                   --           --           --       (11,034)          (11,034)               --

  Preferred stock dividends (Note 1)                --           --       (1,326)           --            (1,326)            1,326
                                              --------     --------     --------      --------          --------          --------

BALANCE, DECEMBER 31, 1999                       9,751           10       14,196       (30,541)          (16,335)           27,843

  Net loss and comprehensive loss                   --           --           --        (8,122)           (8,122)               --

  Preferred stock dividends (Note 1)                --           --       (1,337)           --            (1,337)            1,337
                                              --------     --------     --------      --------          --------          --------

BALANCE, DECEMBER 31, 2000                       9,751     $     10     $ 12,859      $(38,663)         $(25,794)         $ 29,180
                                              ========     ========     ========      ========          ========          ========

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

                                                                                              2000            1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $ (8,122)       $(11,034)       $ (4,504)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Gain on sale of assets                                                                      --            (503)             --
     Depreciation and amortization of security devices and property,
       plant and equipment                                                                      632             744           1,106
     Amortization of intangibles and other assets                                             1,010           1,594           1,596
   Provision for bad debts                                                                      224             192               2
   Loss on impairment of assets                                                               2,981           2,440             145
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      3,436           2,278          (2,987)
     Net investment in sales-type leases                                                        317             539             421
     Inventories                                                                                (16)          2,124             915
     Prepaid expenses and other assets                                                         (534)            263             165
     Accounts payable and accrued liabilities                                                   239            (480)           (375)
     Deferred lease rentals                                                                     133             (30)           (172)
                                                                                           --------        --------        --------

              Net cash provided by (used in) operating activities                               300          (1,873)         (3,688)
                                                                                           --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment - net                                               23            (294)            (94)
   Proceeds from sale of assets                                                                  --           2,182              --
   Security devices on lease                                                                    (15)            (25)              5
   Intangibles                                                                                  (11)            (39)            (22)
                                                                                           --------        --------        --------
              Net cash provided by (used in) investing activities                                (3)          1,824            (111)
                                                                                           --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under the revolving line of credit                                           (155)            310           2,765
   Repayment of obligations under capital leases                                               (166)           (183)           (239)
                                                                                           --------        --------        --------

              Net cash provided by (used in) financing activities                              (321)            127           2,526
                                                                                           --------        --------        --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (24)             78          (1,273)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                    951             873           2,146
                                                                                           --------        --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                     $    927        $    951        $    873
                                                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                              $    680        $    577        $    509
                                                                                           ========        ========        ========
     Income taxes                                                                          $     --          $   --        $     21
                                                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Capital lease obligations incurred for the purchase of building,
       office equipment and other assets                                                   $     --          $   --        $    167
                                                                                           ========        ========        ========

See notes to consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      Sentry Technology Corporation ("Sentry") a publicly traded Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997. The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The term "Company" refers to Sentry as of and subsequent to February 12, 1997 and to Knogo N.A. prior to such date. Prior to the merger, Video Sentry was engaged in the design, development and marketing of a traveling closed circuit television security surveillance system throughout the United States.

      Pursuant to the merger agreement, Sentry issued one share of common stock for each one share of Video Sentry common stock outstanding at the effective time of the merger. Sentry also issued one share of common stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. common stock outstanding. The Sentry Class A Preferred Stock has a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred is non-voting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price will be equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date) plus the amount, if any, by which the market price of Sentry's common stock at the time of redemption exceeds $5.00 per preferred share. The preferred stock is non convertible, but the redemption price may, in certain circumstances, be paid in common stock at Sentry's option. The total number of Sentry preferred shares authorized is 10,000,000. Undeclared and unpaid cumulative dividends totaled approximately $2,513,000 as of December 31, 2000.

      Subsequent to year-end, the Company entered into a capital transaction with Dutch A&A Holding BV ("Dutch A&A") (See Note 19).

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

      Revenue Recognition and Change in Accounting Principle - The Company manufactures security devices which it offers for sale or lease. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements.

      The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

      In accordance with SAB 101, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash increase in net loss of $301,000, or $0.03 per share for the year ended December 31, 2000. Had the Company adopted the provisions of SAB 101 at January 1, 1998, the effect on the consolidated financial statements would have resulted in a decrease in net loss of approximately $367,000 for the year ended December 31, 1999 and an increase in net loss of approximately $414,000 for the year ended December 31, 1998.

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

      For operating leases, aggregate, rental revenue is recognized over the term of the lease (usually 12-48 months), which commences with date of installation or acceptance by the lessee.

      Service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract period. Warranty costs associated with products sold with warranty protection are estimated based on the Company's historical experience and recorded in the period the product is sold.

      Included in accounts receivable at December 31, 2000 and 1999 is unbilled accounts receivable of $77,000 and $1,127,000, respectively.

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

      Goodwill and Intangible Assets - Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is being amortized over seven years, on a straight-line basis. Cost and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding 17 years, on a straight-line basis. The Company reviews goodwill and certain identifiable intangibles for impairment (see Note 18).

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

      Fair Value of Financial Instruments - It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, net investment in sales-type leases, revolving line of credit, accounts payable and obligations under capital leases) approximate their fair value at December 31, 2000 and 1999 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

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

      Foreign Currency Translation - The functional currency of the Company's foreign entity is the US dollar. Unrealized foreign exchange transaction gains and (losses) are included in selling, general and administrative expenses and amounted to approximately ($31,000), $35,000 and ($120,000) for the years ended December 31, 2000, 1999 and 1998, respectively.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain prior year balances have been reclassified to conform with current year classifications.

      Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting For Derivative Instruments and
      Hedging Activities, which established standards for accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 138, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 in the first quarter of 2001 and does not expect a material impact on the Company's consolidated financial statements.

3.    FINANCIAL CONDITION AND LIQUIDITY

      The Company has incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To strengthen the Company's financial position, a number of activities have been initiated including:

      o Investment of $3 million in newly issued shares of the Company's common stock by Dutch A&A. See Note 19 for details. The transaction with Dutch A&A will allow the Company to introduce new products, share resources and simplify the Company's capital structure.

      o     Improvements in existing products and service capabilities

      o     Various cost cutting and cost saving initiatives

      As a result of these activities, the Company anticipates that current cash reserves, cash obtained pursuant to the Dutch A&A transaction, existing lines of credit and cash generated by operations should be sufficient to meet the Company's working capital requirements, as well as future capital expenditure requirements, over the next twelve months.

4.    NET INVESTMENT IN SALES-TYPE LEASES AND OPERATING LEASE DATA

      The Company is the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consist of:

                                                                December 31,
                                                              2000        1999
                                                               (In Thousands)

      Minimum lease payments receivable                       $ 215      $ 570
      Allowance for uncollectible minimum lease payments        (10)       (29)
      Unearned income                                           (21)       (40)
                                                              -----      -----

      Net investment                                            184        501
      Less current portion                                       84        393
                                                              -----      -----

      Noncurrent portion                                      $ 100      $ 108
                                                              =====      =====

      The future minimum lease payments receivable under sales-type leases and noncancellable operating leases are as follows:

                                   Sales-Type      Operating
      Year Ending                    Leases         Leases
      December 31,                      (In Thousands)
      2001                            $103           $ 70
      2002                              73             26
      2003                              39              4
      2004                              --              4
                                      ----           ----
                                      $215           $104
                                      ====           ====

5.    INVENTORIES

      Inventories consist of the following:

                                                           December 31,
                                                        2000        1999
                                                          (In Thousands)
      Raw materials                                    $1,479      $2,333
      Work-in-process                                   2,259       1,482
      Finished goods                                    1,536       1,443
                                                       ------      ------

                                                       $5,274      $5,258
                                                       ======      ======

      Reserves  for  excess  and  obsolete   inventory  totaled  $3,354,000  and
      $3,404,000 as of December 31, 2000 and 1999, respectively, and have been included as a component of the above amounts.

6.    SECURITY DEVICES ON LEASE

      Security devices are stated at cost and are summarized as follows:

                                                            December 31,
                                                          2000      1999
                                                           (In Thousands)

      Security devices on lease                          $   85    $  122
      Less allowance for depreciation                        49        56
                                                         ------    ------

                                                         $   36    $   66
                                                         ======    ======

      Depreciation expense in 2000, 1999 and 1998 totaled $45,000, $24,000 and $81,000, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost and are summarized as follows:

                                         Estimated Useful        December 31,
                                           Lives (Years)      2000         1999
                                                                (In Thousands)

      Building                                  20          $  3,033    $  3,033
      Machinery and equipment                 3-10             2,189       2,567
      Furniture, fixtures and
        office equipment                      3-10             3,680       3,675
      Leasehold improvements                  5-10               290         290
                                                            --------    --------

                                                               9,192       9,565
      Less allowance for depreciation                          5,868       5,631
                                                            --------    --------

                                                            $  3,324    $  3,934
                                                            ========    ========

      Depreciation expense in 2000, 1999 and 1998 totaled $587,000, $720,000 and $1,025,000, respectively.

8.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                December 31,
                                                             2000         1999
                                                                (In Thousands)

      Accrued salaries, employee benefits and
        payroll taxes                                      $    615    $    715
      Customer deposits                                         690         231
      Accrued termination costs                                 228         606
      Other accrued liabilities                               1,100       1,217
                                                           --------    --------

                                                           $  2,633    $  2,769
                                                           ========    ========
9.    REVOLVING LINE OF CREDIT

      The Company has a revolving line of credit with a financial institution for maximum borrowings of $8 million through December 31, 2001, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable monthly at the lender's Index Rate, as defined (6.65% at December 31, 2000), plus 4.5% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of the Company's assets. The terms of the agreement, among other matters, requires the Company to maintain certain minimum net worth levels and places restrictions on capital expenditures and prohibits the payment of dividends. The Company had borrowings on the line of credit totaling $2,920,000 and $3,075,000 as of December 31, 2000 and 1999, respectively.

10.   OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

      In December 1996, the Company completed a sale-leaseback transaction on the Company's corporate headquarters. The Company received net proceeds of approximately $4.5 million which approximated the carrying amount of the land and building. The lease covers a period of 20 years with quarterly payments of $137,000. The lease agreement allows for an increase in lease payments for years 4 through 20 based on a formula tied to the Consumer Price Index. Because the fair market value of the land on which the principal premises is built was greater than 25 percent of the total fair value of the leased premises at the inception of the lease, the land and building have been considered separately for the purposes of applying the criteria of SFAS No. 13, Accounting for Leases. The land portion of the lease has been classified as an operating lease. Future minimum payments related to the land portion of the lease are as follows (in thousands):

      Year Ending
      December 31,

      2001                                                      $   155
      2002                                                          155
      2003                                                          155
      2004                                                          155
      2005                                                          155
      Thereafter                                                  1,709
                                                                -------
                                                                $ 2,484
                                                                =======

      Rent expense for 2000,  1999 and 1998 was $155,000,  $148,000 and $148,000
      per year, respectively.

      The building portion of the lease has been classified as a capital lease. The Company also leases certain computer and office equipment and related items under noncancellable capital lease arrangements at varying interest rates expiring through 2003.

      Minimum annual rentals are as follows (in thousands):

      Year Ending
      December 31,

      2001                                                         $   445
      2002                                                             445
      2003                                                             387
      2004                                                             376
      2005                                                             376
      Thereafter                                                     4,133
                                                                   -------
                                                                     6,162
      Less amount representing interest                              3,270
                                                                   -------

      Present value of minimum rentals                               2,892
      Less current portion                                             124
                                                                   -------

      Noncurrent portion                                           $ 2,768
                                                                   =======

      As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The net book value of the building was $2,427,000 and $2,578,000 at December 31, 2000 and 1999, respectively. The capitalized lease asset is being amortized on a straight-line basis over the 20-year lease term. The capitalized lease obligation is being amortized under the interest method over the 20-year lease period, utilizing an imputed interest rate of approximately 11%.

      Computer and office equipment and related items under capital leases are included in property and equipment and other assets with a gross value of $1,178,000 at December 31, 2000 and 1999, and a net book value of $130,000 and $236,000 at December 31, 2000 and 1999, respectively.

11.   COMMON SHAREHOLDERS' EQUITY

      a. Earnings Per Share ("EPS") - Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:

                                                          2000              1999               1998
                                                                        (In Thousands,
                                                                  Except per Share Amounts)
Net Loss:
  Loss before cumulative effect of accounting
    change                                              $ (7,821)         $(11,034)         $ (4,504)
  Effect of preferred stock dividends                     (1,337)           (1,326)           (1,263)
                                                        --------          --------          --------
                                                          (9,158)          (12,360)           (5,767)

  Cumulative effect of accounting change                    (301)               --                --
                                                        --------          --------          --------
  Net loss attributed to common shareholders            $ (9,459)         $(12,360)         $ (5,767)

  Weighted Average Common Shares                           9,751             9,751             9,751
                                                        --------          --------          --------
Basic and Diluted Earnings per Common Share:
  Before cumulative effect of accounting change         $  (0.94)         $  (1.27)         $  (0.59)
  Cumulative effect of accounting change                   (0.03)               --                --
                                                        --------          --------          --------
  Basic and Diluted earnings per Common Share           $  (0.97)         $  (1.27)         $  (0.59)
                                                        ========          ========          ========

      Since the Company has a net loss for all years presented, the effect of common stock options and warrants would be antidilutive.

      b. Stock Options - In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan provides for grants up to 2,250,000 options to purchase the Company's common stock. Awards may be granted by the stock option committee to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. However, options granted to management in 2000 vested one-third immediately, one-third after six months and one-third one year from date of grant. All outstanding stock options were issued at not less than the fair value of the related common stock at the date of grant. At December 31, 2000, 2,414,233 common shares were reserved for issuance in connection with the exercise of stock options.

      In October 1999, the Company issued 200,000 non-qualified stock options to the Interim Chief Executive Officer at the price of $0.19 per share which was the fair value on the date of grant. The options are fully vested at December 31, 2000.

      Stock option transactions for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                     Weighted           Average
                                                      Number           Exercise
                                                     of Shares           Price

           Balance, January 1, 1998                  1,033,817          $ 3.36

           Granted                                     463,700            2.15
           Exercised                                        --              --
           Canceled                                   (328,156)           2.32
                                                    ----------          ------
           Balance, December 31, 1998                1,169,361            3.17

           Granted                                     848,500            0.52
           Exercised                                        --            -
           Canceled                                   (359,602)           1.34
                                                    ----------          ------
           Balance, December 31, 1999                1,658,259            2.21

           Granted                                     612,000            0.07
           Exercised                                        --              --
           Canceled                                   (255,886)           2.66
                                                    ----------          ------
           Balance, December 31, 2000                2,014,373          $ 1.50
                                                    ==========          ======

      Significant option groups outstanding at December 31, 2000 and related option price and life information were as follows:

                                               Weighted Average
          Exercise            Number              Remaining           Number
            Price          Outstanding         Contractual Life     Exercisable
         -----------       -----------         ----------------     -----------
           $ 8.42             1,664                  5.00               1,664
             6.31           171,354                  5.15             171,354
             3.61             1,331                  4.47               1,331
             3.01            43,256                  4.01              43,256
             3.00            45,000                  6.13              27,000
             3.00            15,000                  6.62               9,000
             2.40           124,771                  3.94             124,771
             2.38           253,000                  6.19             151,800
             2.37           130,000                  7.02              52,000
             2.37            12,000                  7.12               4,800
             2.31               499                   .01                 499
             2.00            34,500                  7.02              13,800
             1.70               998                  1.50                 998
             0.62           357,000                  8.04              71,400
             0.62            12,000                  8.13               2,400
             0.31            12,000                  9.12               2,400
             0.19           200,000                  8.75             200,000
             0.07           600,000                  9.54             200,002
                          ---------                  ====           ---------
                          2,014,373                  6.83           1,078,475
                          =========                  ====           =========

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

      At December 31, 2000, options to purchase 2,014,373 shares of common stock were outstanding at exercise prices ranging from $0.07 to $8.42. At December 31, 2000, options to purchase an aggregate of 1,078,475 (which include 343,873 outstanding and exercisable substitute Knogo N.A. options) common shares were vested and currently exercisable at a weighted average exercise price of $2.11 and an additional 935,898 options vest at dates extending through the year 2010. At December 31, 2000, options for 399,860 common shares were available for future grants.

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

      SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The weighted average fair value of the options granted for the year ended December 31, 2000, 1999 and 1998 is estimated at $0.06, $0.42, and $1.29, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 260.5% in 2000, 110.9% in 1999, and 81.6% in 1998; risk free interest rates, 6.2%
      in 2000, 4.8% in 1999, and 5.5% in 1998, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss attributed to common shareholders would have been $(9,929,000) (($1.02) per diluted share) in FY 2000, $(12,889,000) (($1.32) per diluted share) in 1999, and $(6,159,000) (($0.63) per diluted share) in 1998. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

12.   INCOME TAXES

      The components of the Company's income tax provisions are as follows:

                                                     2000       1999       1998
                                                           (In Thousands)
      Current:
        Federal                                     $  --      $  --      $  --
        State                                          --         --         --
        Puerto Rico                                    --         --         21
                                                    -----      -----      -----
                                                       --         --         21
                                                    -----      -----      -----
      Deferred:
        Puerto Rico                                    --         --         --
                                                    -----      -----      -----
                                                       --         --         21
                                                    -----      -----      -----
                                                    $  --      $  --        $21
                                                    =====      =====      =====

      The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                                    2000       1999       1998
                                                         (In Thousands)
      Expected tax expense (benefit) at 34%       $(2,761)   $(3,752)   $(1,524)
      Add (deduct):
        Nondeductible expenses                        386      1,422        590
        U.S. losses producing no tax benefit        2,375      2,330        866
        Benefits of nontaxable income of
          Puerto Rico subsidiary/losses
          producing no tax benefit                     --         --        107
        Other                                          --         --        (18)
                                                  -------    -------    -------
                                                  $    --    $    --    $    21
                                                  =======    =======    =======

      Significant components of deferred tax assets and liabilities at December 31, 2000 and 1999 are comprised of:

                                                           Deferred Tax Assets
                                                              (Liabilities)

                                                         2000             1999
                                                             (In Thousands)
      Assets:
        Accounts receivable                            $    329        $    253
        Inventories                                       1,241           1,251
        Accrued liabilities                                 197             184
        Property, plant and equipment                        91              77
        Net operating loss carryforwards                  8,655           7,113
        Tax credit carryforwards                            209             209
                                                       --------        --------
      Gross deferred tax assets                          10,722           9,087
      Less valuation allowance                           10,692           9,057
                                                       --------        --------
                                                             30             130
                                                       --------        --------
      Liabilities:
        Tollgate taxes                                      (30)            (30)
                                                       --------        --------
      Gross deferred tax liabilities                        (30)            (30)
                                                       --------        --------
      Net deferred tax asset (liability)               $     --        $     --
                                                       ========        ========

      The increase in the valuation allowance for the years ended December 31, 2000 and 1999 was primarily attributable to the increase in net operating loss carryforwards. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such asset will not be realized in the foreseeable future.

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

      b. 401(k) Plan - In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 15% of compensation, subject to certain limitations, with the Company making a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also contribute a discretionary contribution, subject to certain conditions, as defined in the Plan. The Company contributed approximately $117,000, $123,000, and $130,000 to the Plan for the years ended December 31, 2000, 1999 and 1998, respectively.

      c. Employment Agreements - The Company and several key executives entered into employment agreements with remaining terms of one to two years for which the Company will have a minimum commitment of $445,000.

14.   MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

      The Company grants credit to customers who are principally in the retail industry and libraries. During 2000, 1999 and 1998, revenues from a single customer represented approximately 14%, 19% and 22% of total revenues, respectively. During 2000 and 1999, revenues from a different customer represented 15% and 14% of total revenues, respectively. No other customer accounted for more than 10% of total revenues for fiscal 2000, 1999 and 1998.

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

17.   REVENUE BY PRODUCT LINE

      Revenues by product line are as follows:

                                               2000      1999      1998

                                                   (In Thousands)
      EAS                                    $ 7,545   $ 8,983   $ 9,555
      CCTV                                     6,574     7,565     6,892
      SentryVision(R)                          1,981     1,846     6,151
      3M library products                      1,103     1,056     1,833
      Service revenues and other               2,662     2,831     3,725
                                             -------   -------   -------

      Total revenues                         $19,865   $22,281   $28,156
                                             =======   =======   =======

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

      In the fourth quarter of 2000, the Company reassessed the carrying value of the goodwill and related patents generated from the Video Sentry merger as a result of the introduction of SmartTrack, the next generation in the SentryVision(R) family of products. Based on a review of the technological developments in the marketplace, the Company has determined that the goodwill and related patents associated with the Company's original traveling CCTV surveillance system no longer provides the Company with a competitive advantage. As a result, the Company recorded an impairment charge of $2,981,000 for the year ended December 31, 2000.

      These impairment charges were calculated by comparing future discounted net cash flows to the goodwill's carrying value. Factors leading to the impairment were a combination of historical losses and insufficient estimated future cash flows from the SentryVision(R) system.

19.   SUBSEQUENT EVENTS

      On January 8, 2001, Dutch A&A Holding BV ("Dutch A&A") acquired 23,050,452 shares of the Company's common stock for $3 million, $1 million of which was paid in January 2001 and the remaining balance is due in equal $1 million installments on April 30th and July 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control, anti-theft electronic article surveillance, closed-circuit television surveillance and accessories.

      As of January 8, 2001, Dutch A&A owns 37.5% of the outstanding common stock of the Company. At any time prior to January 8, 2002, Dutch A&A may increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year-period following January 8, 2001, is at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001; otherwise, the purchase price will be $1.5 million. At any time prior to January 8, 2003, Dutch A&A may increase its ownership of the Company's common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a 10-day period during the two years preceding January 8, 2003, is at least $25 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If Dutch A&A previously exercised its right to acquire shares increasing its investment to 51% of the Company's common stock, but the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million; otherwise the purchase price shall be $5.0 million. As a condition to the investment by Dutch A&A, the stockholders of the Company elected three nominees of Dutch A&A to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dutch A&A has not acquired 51% of the Company's common stock by January 8, 2003, one of the three nominees of Dutch A&A will resign and be replaced, with the consent of Dutch A&A, by a nominee of the directors of the Company who are not nominated by Dutch A&A.

      In addition to the election of three nominees of Dutch A&A to the Board of Directors, other matters which were approved at the December 8, 2000 Special Meeting of Stockholders and became effective on January 8, 2001 were amendments to the Company's certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; (ii) to reclassify Class A Preferred Stock into shares of common stock on a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding; and
      (iii) to increase the number of the Company's authorized shares of common stock to 140,000,000.

      Also, on December 28, 2000, the Board of Directors increased the number of directors from five to seven effective upon the closing of the Dutch A&A investment.

      The reclassification of the Class A Preferred Shares will result in a return to the common shareholders of $27.2 million which will be recorded in the first quarter of 2001.

                                     ******

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

                  COLUMN A                                    COLUMN B             COLUMN C             COLUMN D      COLUMN E
                                                                                   Additions
                                                                                        Charged to
                                                             Balance at    Charged to     Other                       Balance
                                                             Beginning      Cost and     Accounts/    Deductions/    at End of
                                                              of Year       Expenses     Describe(1)  Describe(2)      Year
                Descriptions
Year ended December 31, 2000:
  Allowance for doubtful accounts                             $   683      $   224       $    42       $    59        $   890
                                                              -------      -------       -------       -------        -------

  Allowance for uncollectible minimum lease payments          $    29      $   (19)                                   $    10
                                                              -------      -------                                    -------

  Reserve for excess and obsolete inventory                   $ 3,404      $ 1,186                     $ 1,236        $ 3,354
                                                              -------      -------                     -------        -------
Year ended December 31, 1999:

  Allowance for doubtful accounts                             $   651      $   192       $    26       $   186        $   683
                                                              -------      -------       -------       -------        -------

  Allowance for uncollectible minimum lease payments          $    60      $   (31)                                   $    29
                                                              -------      -------                                    -------

  Reserve for excess and obsolete inventory                   $ 1,318      $ 2,434                     $   348        $ 3,404
                                                              -------      -------                     -------        -------
Year ended December 31, 1998:
  Allowance for doubtful accounts                             $   752      $     2       $    11       $   114        $   651
                                                              -------      -------       -------       -------        -------

  Allowance for uncollectible minimum lease payments          $    86      $   (26)                                   $    60
                                                              -------      -------                                    -------

  Reserve for excess and obsolete inventory                   $ 1,246      $   328                     $   256        $ 1,318
                                                              -------      -------                     -------        -------

(1)  Recoveries of accounts written off.
(2)  Amounts written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

      The following sets forth information regarding the persons serving as Directors of Sentry:

      Peter L. Murdoch, age 47, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. He is also the President of ID Security Systems Canada Inc. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He has been Managing Director of ID Security Systems North America since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dutch A&A Holding B.V. Prior to joining ID Security Systems, Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the 2003 Annual Meeting.

      Willem Angel, age 68, has been a Director of Sentry Technology since January 8, 2001. Mr. Angel was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Angel is Chairman & C.E.O. Dutch A&A Holding B.V. and has a long history in the EAS and identification business dating to the start of ID Engineering in 1970. In 1977 he co-founded ID Engineering Europe creating an EAS manufacturing and sales organization serving Western Europe. In 1987, his company expanded into Canada, opening ID Security Systems Canada Inc, leading to the creation of Dutch A&A Holding in 1989 and the Dialoc International in 1991 which manufactures and markets EAS, Access Control, and RFID products to dealers and distributors worldwide. Mr. Angel's term as a Director expires at the 2001 Annual Meeting.

      Cor S.A. De Nood, age 56, has been a Director of Sentry Technology since January 8, 2001. Mr. De Nood is the Vice President and Chief Technical Officer of Dutch A&A Holding B.V. In 1977, he co-founded the ID Engineering Europe, Dutch A&A Holding B.V. in 1989 and Dialoc International B.V. in 1991. As co-founder of ID Engineering, Cor de Nood has more than 30 years of experience developing, designing, and manufacturing EAS and identification systems. In his capacity as Chief Technical Officer of Dutch A&A, Mr. De Nood has developed key ongoing relationships with Philips Electronics, TNO (the Dutch research council) and the University of Eindhoven which greatly assist his companies in developing products and pursuing fundamental research projects. Mr. De Nood's term as a Director expires at the 2003 Annual Meeting.

      Robert D. Furst, Jr., age 48, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also the founder and owner of Furst Capital Management, a firm specializing in trading government and equity securities as well as commodity futures. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Together with Mr. Perlmuth, Mr. Furst is one of the two continuing directors on the Board of Directors after the completion of the Dutch A&A Investment. Mr. Furst's term as a Director expires at the 2001 Annual Meeting.

      Jonathan G. Granoff, age 50, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for

Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the 2002 Annual Meeting.

      William A. Perlmuth, age 70, has been a Director of Sentry Technology since January 1997 and served as Chairman until January 8, 2001. Prior thereto, Mr. Perlmuth served as a Director of several of our predecessors from 1979 to February 1997. Mr. Perlmuth has been a partner in the law firm of Stroock & Stroock & Lavan LLP in New York, New York for more than five years and is presently of counsel to such firm. Such firm and Mr. Perlmuth have performed legal services for us. The aggregate amount of fees we paid to Stroock & Stroock & Lavan LLP was less than 5% of the law firm's gross revenues for the last fiscal year. We believe that the billing rates for the foregoing legal services were no less favorable to us than could have been obtained from unaffiliated New York City based law firms for comparable services. Together with Mr. Furst, Mr. Perlmuth is one of the two continuing directors on the Board of Directors following the completion of the Dutch A&A Investment Mr. Perlmuth's term as a Director expires at the 2002 Annual Meeting.

Executive Officers

      The following sets forth information regarding the persons serving as executive officers of the Company:

               Name          Age          Office
               ----          ---          ------

Peter L. Murdoch........     47      Our   President   and  Chief   Executive
                                     Officer  since  January 8,  2001.  He is
                                     also  President of ID Security  Systems.
                                     Mr. Murdoch has extensive  experience in
                                     the retail security  industry as well as
                                     in   the   sales   of   technology-based
                                     products. He was Managing Director of ID
                                     Systems    North   America   since   its
                                     inception in 1987. Beginning in 1997 he has served as member of the management committee of Dutch A&A Holding B.V.
                                     Prior to joining ID Systems, Mr. Murdoch was Vice President of Sales for Catalyst
                                     International Business Systems. He is an economics graduate from the University of Western Ontario.

Peter J. Mundy..........     44      Our  Vice  President-Finance  and  Chief
                                     Financial Officer. Mr. Mundy also serves
                                     as  our  Secretary  and  Treasurer.  Mr.
                                     Mundy  was  Vice  President  -  Finance,
                                     Chief Financial  Officer,  Secretary and
                                     Treasurer  of Knogo North  America  Inc.
                                     from December 1994.  Prior thereto,  Mr.
                                     Mundy  served  as an  officer  of  Knogo
                                     Corporation  where he was Vice President
                                     -  Corporate  Controller  from  May 1994
                                     and,  prior  to  such  time,   Corporate
                                     Controller  and  Controller  since 1982.
                                     Mr.   Mundy   is  a   Certified   Public
                                     Accountant.

John F. Whiteman........     42      Mr.  Whiteman  became  our  Senior  Vice
                                     President  -  Sales  and   Marketing  in
                                     January 1998. Prior thereto he was

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

      Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table summarizes the compensation for our fiscal year ended December 31, 2000 of our Chief Executive Officer and each of three of our other executive officers:

                                                                                    Long-Term           All Other
                                                 Annual Compensation               Compensation         Compensation (1)
                                                 -------------------               ------------         ----------------
                                                                                  Securities
Name and                                                                           Underlying
Principal Position                Year          Salary             Bonus          Options (#)
- ------------------                ----          ------             -----          -----------
Anthony H.N. Schnelling           2000        $240,000(2)              --                 --                    --
Interim President and CEO         1999          50,000                               200,000                    --


Thomas A. Nicolette,              2000         102,377                 --                 --              $  3,071
Senior Executive Officer(3)       1999         206,941                 --             75,000                 4,800
                                  1998         198,380                 --             50,000                 4,800

Peter J. Mundy,                   2000         126,970           $ 25,394(4)         150,000                 4,568
Vice President - Finance,         1999         124,165                 --             35,000                 3,725
Secretary and Treasurer           1997         119,028                 --             20,000                 3,571

John F. Whiteman                  2000         155,906             31,181(4)         150,000                 5,100
Sr. Vice President Sales and      1999         152,462                 --             50,000                 4,574
Marketing                         1997         145,476                 --             30,000                 4,364

(1) Amounts shown consist of our matching contributions under the Retirement Savings 401(k) Plan.

(2) Compensation to Mr. Schnelling was paid to Bridge Associates, LLC, of which he is a member and managing director. Mr. Schnelling resigned on January 8, 2001.

(3) Mr. Nicolette, who was our CEO until October 15, 1999, resigned as our employee effective June 12, 2000. Under the terms of the settlement agreement, Nicolette Consulting Group, Limited will receive $17,500 per month from 6/00 - 12/00, $7,500 from 1/01 - 4/01, $17,500 from 5/01 - 7/01 and $24,167 from 8/01 - 1/02. In addition, stock options previously granted to him were vested. All of such options expire at various times through January 7, 2003.

(4)   Amounts represent retention bonuses paid on December 31, 2001.

      As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.

Options Granted in Last Fiscal Year

The following table sets forth certain information concerning options granted during 2000 to each person named in the Summary Compensation Table:

                          Number Of                                               Potential Realizable Value At Assumed
                         Securities    % Of Total                                      Annual Rate Of Stock Price
                         Underlying    Granted To                                  Appreciation For Option Term(2)(3)
                           Options    Employees In    Exercise      Expiration    -------------------------------------
Name                       Granted        2000        Price (1)         Date            5%                 10%
- ----                     ---------    ------------    ---------     ----------       -------             -------
Anthony H.N. Schnelling         --         --             --               --             --                  --
Thomas A. Nicolette             --         --             --               --             --                  --
Peter J. Mundy             150,000         25%         0.065          7/17/10        $ 6,133             $15,542
John F. Whiteman           150,000         25%         0.065          7/17/10          6,133              15,512

(1) These options were granted with an exercise price equal to the market value of the common stock on the date of the grant. All options granted were incentive stock options of which one-third vest immediately, one-third after six months and one-third a year from the date of grant. These options expire after 10 years.

(2) Represents a gain that would be realized assuming the options were held until expiration and the stock price increased at compounded rates of 5% and 10% from the base price per share.

(4) The dollar amounts under these columns use the 5% and 10% rates of appreciation required by the Securities and Exchange Commission. This presentation is not intended to forecast possible future appreciation of our common stock.

Aggregated  Option  Exercises  In Last  Fiscal  Year And Fiscal  Year End Option
Values

      The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2000 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2000, both exercisable (E) and unexercisable (U), and the value of such options as of that date.

                                                                   Number Of Unexercised       Value Of Unexercised In The
                                                                   Options At Year-End (#)     Money Options At Year End ($)
                               Shares
                               Acquired On        Value            Exercisable/                Exercisable/
Name                           Exercise (#)       Realized ($)     Unexercisable               Unexercisable
- ----                           ------------       ------------     -------------               -------------

Anthony H.N. Schnelling                --                --         E       200,000            E        --
                                                                    U            --            U        --

Thomas A. Nicolette                    --                --         E       397,185            E        --
                                                                    U            --            U        --

Peter J. Mundy                         --                --         E       159,703            E        --
                                                                    U       156,000            U        --

John F. Whiteman                       --                --         E       114,716            E        --
                                                                    U       174,000            U        --

- ----------

Compensation Of Directors

      Directors who are also our full-time employees receive no additional compensation for their services as Directors. In 2000, each non-employee Director received $12,000 annually for services on our Board and $1,000 per Board meeting (other than telephonic meetings) attended. In response to Sentry's financial condition, the Directors agreed to waive their annual retainer for 2001.

      In addition, each non-employee Director is eligible to participate in our 1997 Stock Incentive Plan. On February 14, 2000, each non-employee Director, at that time, received a grant of options to purchase 3,000 shares of our common stock at an exercise price of $0.3125, vesting in equal portions over a five-year period. On February 20, 2001, each non-employee Director, at that time, received a grant of options to purchase 30,000 shares of our common stock at an exercise price of $0.0625, vesting in equal portions over a three-year period.

Employment Agreements And Compensation Of Executive Officers; Change Of Control Arrangements

      Anthony H.N. Schnelling is a principal of Bridge Associates, LLC, or "Bridge Associates." Prior to its name change in August 2000, Bridge Associates was known as Restoration Management Company, LLC. We retained Bridge Associates in October 1999 to assist in our efforts to reduce operating expenditures, to return to profitability, and to further our efforts to find an acquisition partner or strategic investor. Mr. Schnelling was appointed interim President and Chief Executive Officer to facilitate the performance of Bridge Associates' services to us.

      Compensation paid to Bridge Associates was negotiated at arm's length. In connection with the negotiation, Bridge Associates, through Mr. Schnelling, requested and was granted an option to purchase 200,000 shares of our common stock at an exercise price of $0.188 (which was the fair market value of our common stock on the date of grant). In granting this option, our Board of Directors took into account the nature of the task Bridge Associates was expected to perform, the cash fee being paid to Bridge Associates, and the fact that the option would have no value to Bridge Associates unless our stock price increased.

      Bridge Associates initially received $20,000 per month for services of Mr. Schnelling, and additional fees if other Bridge Associates personnel performed services for us. Beginning August 1, 2000, this compensation arrangement was changed. Bridge Associates was compensated at the rate of $30,000 per month for all services rendered by all Bridge Associates personnel, including the services of Mr. Schnelling. Mr. Schnelling resigned as a Director of the Company on March 2, 2001.

      The Board has set Mr. Murdoch's compensation, in the capacity of President, at an annual salary of $150,000 per year for a term of one year beginning January 8, 2001. In addition, he received options for 2,000,000 shares of Sentry common stock at an option price of $0.06 per share. These options shall be exercisable at any time within five years from the date of employment.

      Our Board of Directors approves the compensation paid to our other executive officers, approving or disapproving the recommendation of the Chief Executive Officer. The Board of Directors also determines the amount of shares and exercise prices for any stock option grants under our 1997 Stock Incentive Plan, and the amount of our matching contribution percentage under our Retirement Savings 401(k) Plan, respectively.

      Currently, two of our executive officers are compensated pursuant to written employment agreements providing for a base salary. These agreements provide for annual salary increases intended to maintain the executive's base salary against increases in the cost of living as measured by the United States Department of Labor.

      The   employment   agreements   of  Messrs.   Mundy  and  Whiteman   renew
automatically on January 8 for one-year terms. After cost-of-living adjustments, their annual salaries are presently $131,160 and $161,051, respectively.

      The employment agreements of Messrs. Mundy and Whiteman also provide that in the event of a change in control, the term of each of their employment will be automatically extended for a period of one year, following the date of such change in control. Following such change in control, each of such persons will have the right to terminate his employment for good reason, as defined, while continuing to receive the salary and bonus otherwise payable thereunder for the remainder of the employment term. Additionally, the employment agreements provide that in the event of a change in control all options held by the employee, whether or not then vested, would fully vest. If the change in control was not approved by a majority of the Existing Directors (as defined in our Certificate of Incorporation), each such officer would be entitled to receive, for each option for which the exercise price is less than the market price of our common stock, cash in cancellation of such options in an amount equal to such difference.

      On July 17, 2000, we established a retention arrangement for several of our senior officers, including Messrs. Mundy and Whiteman. They each were entitled to receive a bonus payment equal to 20% of his annual base compensation if he were our employee on the earlier of December 31, 2000 or the closing of the Dutch A&A Investment. These amounts were paid on December 31, 2000. Each also received a grant of 150,000 options to purchase our common stock at $0.065 per share. These options initially were to vest one-third on grant, one-third six months from the date of grant, and the remainder on July 17, 2001. As a result of the change of control, these options are now fully vested.

      The Board of Directors endorses the view that the value of compensation paid to our executive officers, and the Chief Executive Officer in particular, should be closely linked to increases in the value of our common stock. Accordingly, our Board supports option awards under our 1997 Stock Incentive Plan and participation by executive officers in the Retirement Savings 401(k) Plan, which includes our common stock fund among its investment alternatives. A substantial portion of the total compensation of the executive officers, including the Chief Executive Officer, is wholly dependent on increases in the value of our common stock.

      The number of stock options granted to executive officers is not determined by reference to any formulas but is determined by the Board's evaluation of the particular officer's ability to influence our long-term growth and profitability. Our Board also considers our performance against certain of its competitors, its general performance against internal goals established by management, and the executive's relative contribution thereto. To provide further incentive to our senior executive officers, options granted in 1998 were granted at exercise prices in excess of the then current market value of our common stock.

                               Performance Graph

[The following information was depicted as a line graph in the printed material]

                                       2/13/97         12/31/97      12/31/98        12/31/99       12/31/00

Sentry Technology Corporation            $100            $ 43          $ 18            $  3            $  2

S&P 600 Small Cap Index                  $100            $123          $120            $134            $149

S&P Elec. Equip. Index                   $100            $131          $174            $258            $238

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth the beneficial ownership of our common stock and Class A Preferred Stock at March 29, 2001, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and (iv) all Directors and executive officers as a group. On March 28, 2001, 61,467,872 shares of common stock were outstanding.

Name and Address of Beneficial Owners                                          Shares of             Percent
- -------------------------------------                                         common stock         of Class(1)
                                                                              ------------         -----------
Dutch A&A Holding B.V.
Galvinstraat 24
P.O. Box  311
3840 AH Harderwijk
The Netherlands                                                              23,050,452               37.5%

Walter & Edwin Schloss
Associates L.P.
350 Park Avenue
New York, NY  10022                                                           4,095,958                6.7%

                                                                               Shares of             Percent
Directors and Executive Officers                                             Common stock          of Class(1)
- --------------------------------                                             ------------          -----------
Peter L. Murdoch(5)                                                           2,021,500(2)             3.2%
Peter J. Mundy                                                                  865,185(3)             1.4%
John F. Whiteman                                                                560,743(4)               *
Willem Angel(5)                                                                      --                  *
Cor S. A. De Nood(5)                                                                 --                  *
Jonathan G. Granoff                                                              60,000                  *
William A. Perlmuth
c/o Stroock & Stroock & Lavan LLP
180 Maiden Lane
New York, NY  10038                                                           6,183,944(6)            10.0%

Robert D. Furst, Jr.
3900 Walden Road                                                              1,373,756(7)             2.2%
Deephaven, MN  55391

All Sentry Directors and executive officers as a group (8 persons)           11,065,129(8)            17.1%

- ----------

*     Less than one percent

(1) Based on 61,467,872 shares of common stock outstanding as of March 28, 2001. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock which could be purchased by the indicated person within 60 days upon the exercise of stock options.

(2) Includes 2,000,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.

(3) Includes 669,218 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(4) Includes 382,296 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.

(5) Excludes shares of Common Stock owned by Dutch A&A of which Messrs. Murdoch, Angel and De Nood are shareholders.

(6) Consists of (a) 5,199,499 shares of common stock held by Mr. Perlmuth as Executor of the Estate of Arthur J. Minasy, (b) 877,517 shares of common stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy's adult children, and (c) 23,037 shares of common stock beneficially owned by Mr. Perlmuth. Also includes 83,892 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof. Under the policies of the law firm of which he is of counsel, Mr. Perlmuth will share any economic benefits of the options with the other members of such firm.

(7) Includes 24,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(8) Includes 3,159,406 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

Item 13. Certain Relationships and Related Transactions.

      On January 8, 2001, the Company and Dutch A&A entered into a Distribution Agreement by which each of them obtained the non-exclusive right to purchase and sell the other's products. This Agreement is terminable by either party upon 60 days advance notice.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this report on Form 10-K:

      (1)(2)Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 2000 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-K. See the Index to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries.

      (3)   Exhibits required to be filed by Item 601 of Regulation S-K:

      Management Contracts or Compensatory Plans or Arrangements:

      10.1 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 333-20135).

      10.2  Retirement Savings 401(k) Plan. Incorporated by reference to Exhibit
            10.6 to the Company's Registration Statement on Form S-4 (No. 333-20135).

      10.3 Employment Agreement, dated as of February 12, 1997, between the Company and Thomas A. Nicolette. Incorporated by reference to
            Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 333-20135).

      10.4 Employment Agreement, dated as of February 12, 1997, between the Company and Peter J. Mundy. Incorporated by reference to Exhibit
            10.2 to the Company's Registration Statement on Form S-4 (No. 333-20135).

      10.5 Employment Agreement, dated as of March 1, 1998, between the Company and John Whiteman. Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      10.14 Consulting Agreement, dated as of October 15, 1999, between the Company and Restoration Management Company, LLC. Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.15 Amendment to Consulting Agreement dated as of November 9, 1999 between the Company and Restoration Management Company, LLC, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

      3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-4 (No. 333-20135).

      10.6 Loan Agreement and related agreements among the Company, Knogo North America Inc., Video Sentry Corporation and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for fiscal 1997.

      10.7 Contribution and Divestiture Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for fiscal 1997.

      10.8 License Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to Exhibit
            10.9 to the Company's annual report on Form 10-K for fiscal 1997.

      10.9 Lease Agreement dated December 24, 1996 between Knogo North America Inc. and NOG (NY) QRS 12-23, Inc. Incorporated by reference to
            Exhibit 10.10 to the Company's annual report on Form 10-K for fiscal 1997.

      10.10 Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company. Incorporated by reference to Exhibit 10.11 to the Company's annual report on Form 10-K for fiscal 1997.

      10.11 First Amendment and Waiver to the Loan and Security Agreement Between the Company and General Election Capital Corporation Dated June 30, 1998. Incorporated by reference to Exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

      10.12 Amendment No. 1 dated December 22, 1998, to the Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company. Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for fiscal 1998.

      10.13 Second Amendment and Third Waiver to the Loan and Security Agreement between the Company and General Electric Capital Corporation dated May 12, 1999. Incorporated by reference to Exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

      10.16 Third Amendment to the Loan and Security Agreement dated December 29, 1999, between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit 10.17 to Company's annual report on Form 10-K for fiscal 1999.

      10.17 Standby Debt Financing Letter by Furst Capital Partners, LLC, incorporated by reference to Exhibit 10.18 to Company's annual report on Form 10-K for fiscal 1999.

      10.18 First Amendment, dated September 18, 2000, to Lease Agreement (dated December 24, 1996) between the Company and NOG (NY) QRS 12-23, Inc., incorporated by reference to Exhibit 10.19 to Company's Registration Statement on Form S-4 (No. 333-47018).

      10.19 Agreement between the Company, Thomas Nicolette, and Nicolette Consulting Group, Ltd., dated June 12, 2000, incorporated by reference to Exhibit 10.20 to Company's Registration Statement on Form S-4 (No. 333-47018).

      10.20 Warrant between the Company and General Electric Capital Corporation, dated May 11, 2000 for 100,000 shares at $0.18 per share, incorporated by reference to Exhibit 10.21 to Company's Registration Statement on Form S-4 (No. 333-47018).

      10.21 Warrant between the Company and NOG (NY) QRS 12-23, Inc., dated September 13, 2000, for 150,000 shares at $0.125 per share, incorporated by reference to Exhibit 10.22 to Company's Registration Statement on Form S-4 (No. 333-47018).

      10.22 Fourth Amendment and Consent to the Loan and Security Agreement, dated May 11, 2000, between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit
            10.23  to  Company's   Registration   Statement  on  Form  S-4  (No.
            333-47018).

      10.23 Fifth Amendment and Consent to the Loan and Security Agreement, dated August 24, 2000, between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit
            10.24  to  Company's   Registration   Statement  on  Form  S-4  (No.
            333-47018).

      10.24 Sixth Amendment and Consent to the Loan and Security Agreement, dated September 1, 2000 between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit
            10.25  to  Company's   Registration   Statement  on  Form  S-4  (No.
            333-47018).

      10.25 Seventh Amendment and Consent to the Loan and Security Agreement, dated September

            1, 2000 between General Electric Capital Corporation and Knogo North America, Inc.

      10.26 Securities Purchase Agreement, dated August 8, 2000, between Sentry Technology Corporation and Dutch A&A, incorporated by reference to
            Exhibit 10.1 to Company's Current Report on Form 8-K, dated August 10, 2000.

      10.27 Distribution Agreement, dated January 8, 2001, between Sentry and Dutch A&A, incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 10, 2000.

      21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's annual report on Form 10-K for fiscal 1997.

      23    Consent of Deloitte & Touche LLP

      27    Financial Data Schedule

(b) Reports  on Form 8-K.

      On January 22, 2001, the Company filed a current report on Form 8-K with respect to the purchase by Dutch A&A of 23,050,452 shares of the Company's common stock.

      On March 8, 2001, the Company filed a current report on Form 8-K with respect to the resignation of Anthony H.N. Schnelling as a Director of the Company.

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

Dated: March 31, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature                                Title
- ---------                                -----

/s/ Peter L. Murdoch                     Chief Executive Officer and Director
- ------------------------------
Peter L. Murdoch

/s/ Peter J. Mundy                       Vice President-Finance,
- ------------------------------           Chief Financial and Accounting Officer,
Peter J. Mundy                           Secretary and Treasurer

/s/ William A. Perlmuth                  Director
- ------------------------------
William A. Perlmuth

/s/ Willem Angel                         Director
- ------------------------------
Willem Angel

/s/ Robert D. Furst, Jr.                 Director
- ------------------------------
Robert D. Furst, Jr.

/s/ Jonathan G. Granoff                  Director
- ------------------------------
Jonathan G. Granoff

/s/ Cor S.A. De Nood                     Director
- ------------------------------
Cor S.A. De Nood

Dated:  March 31, 2001

EXHIBIT INDEX

      10.25 Seventh Amendment and Consent to the Loan and Security Agreement, dated September 1, 2000 between General Electric Capital Corporation and Knogo North America, Inc.

      23    Consent of Deloitte & Touche LLP

      27    Financial Data Schedule