Form 10-Q
period 2001-03-31
SENTRY TECHNOLOGY CORP
filed 2001-05-15
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission File Number                       1-12727
                      ----------------------------------------------------------

                          SENTRY TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          96-11-3349733
--------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

        350 Wireless Boulevard, Hauppauge,  New York            11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  631-232-2100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
   ------------               -------------

As of May 14, 2001, there were 61,467,872 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets --
              March 31, 2001 and December 31, 2000                       3

              Condensed Consolidated Statements of Operations --
              Three Months Ended March 31, 2001 and 2000                 4

              Condensed Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 2001                          5

              Condensed Consolidated Statements of Cash Flows --
              Three Months Ended March 31, 2001 and 2000                 6

              Notes to Condensed Consolidated Financial
              Statements -- March 31, 2001                               7 - 9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10 - 12

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                           13

Signatures                                                               13

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        March 31,   December 31,
                                                          2001         2000
                                                          ----         ----
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                         $    550    $    927
      Accounts receivable, less allowance for doubtful
         accounts of $896 and $890, respectively           3,277       3,178
      Net investment in sales-type leases -
         current portion                                      80          84
      Inventories                                          4,562       5,274
      Prepaid expenses and other current assets              288         202
                                                        --------    --------
               Total current assets                        8,757       9,665

NET INVESTMENT IN SALES-TYPE LEASES -
      non-current portion                                     80         100
SECURITY DEVICES ON LEASE, net                                31          36
PROPERTY, PLANT AND EQUIPMENT, net                         3,203       3,324
OTHER ASSETS                                                 273         720
                                                        --------    --------
                                                        $ 12,344    $ 13,845
                                                        ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Revolving line of credit                          $  2,792    $  2,920
      Accounts payable                                     1,256       1,463
      Accrued liabilities                                  1,888       2,633
      Obligations under capital leases -
         current portion                                     128         124
      Deferred income                                        300         352
                                                        --------    --------
               Total current liabilities                   6,364       7,492

OBLIGATIONS UNDER CAPITAL LEASES -
      non-current portion                                  2,735       2,768
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                 183         199
                                                        --------    --------
               Total liabilities                           9,282      10,459

REDEEMABLE CUMULATIVE PREFERRED STOCK                         --      29,180

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
      Common stock                                            61          10
      Additional paid-in capital                          44,358      12,859
      Accumulated deficit                                (39,357)    (38,663)
      Receivable from stock sale                          (2,000)         --
                                                        --------    --------
               Total common shareholders' equity           3,062     (25,794)
                                                        --------    --------
                                                        $ 12,344    $ 13,845
                                                        ========    ========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2001        2000
                                                            ----        ----
REVENUES                                                  $ 4,670     $ 4,872

COSTS AND EXPENSES:
      Cost of sales                                         2,391       2,659
      Customer service expenses                             1,129       1,157
      Selling, general and administrative expenses          1,522       1,773
      Research and development                                175         226
                                                          -------     -------
                                                            5,217       5,815
                                                          -------     -------
OPERATING LOSS                                               (547)       (943)

INTEREST EXPENSE                                              147         158
                                                          -------     -------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               (694)     (1,101)

INCOME TAXES                                                   --          --
                                                          -------     -------
NET LOSS BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE                         (694)     (1,101)

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                     --         301
                                                          -------     -------
NET LOSS                                                     (694)     (1,402)

PREFERRED STOCK DIVIDENDS                                     (25)       (332)

RETURN TO COMMON SHAREHOLDERS FROM
      REDEMPTION OF PREFERRED STOCK                        27,198          --
                                                          -------     -------
NET INCOME (LOSS) ATTRIBUTED TO
      COMMON SHAREHOLDERS                                 $26,479     $(1,734)
                                                          =======     =======
NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
           Basic and diluted                              $   0.46    $ (0.15)
                                                          ========    =======
NET INCOME (LOSS) PER COMMON SHARE
           Basic and diluted                              $   0.46    $ (0.18)
                                                          ========    =======
WEIGHTED AVERAGE COMMON SHARES
           Basic and diluted                                57,445      9,751
                                                          ========    =======

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

                                                                                                Total
                                                                     Retained                   Common       Redeemable
                                           Common       Additional   Earnings    Receivable  Shareholders'   Cumulative
                                            Stock         Paid-In  (Accumulated     From        Equity       Preferred
                                       Shares    Amount   Capital     Deficit)   Stock Sale    (Deficit)       Stock
                                       ------    ------   -------     --------   ----------    ---------       -----
BALANCE, DECEMBER 31, 2000              9,751     $10     $12,859    $(38,663)   $    --       $(25,794)      $ 29,180

Net loss and comprehensive loss            --      --          --        (694)        --           (694)

Preferred stock dividends                  --      --         (25)         --         --            (25)            25

Common shares issued in connection
     with redemption of Class A
     Preferred Stock                   28,667      28      29,177          --         --         29,205        (29,205)

Common Stock issued to
     Dutch A&A net of
     Expenses                          23,050      23       2,347          --     (2,000)           370             --
                                     --------     ---     -------    --------    -------       --------       --------

BALANCE, MARCH 31, 2001                61,468     $61     $44,358    $(39,357)   $(2,000)      $  3,062       $     --
                                     ========     ===     =======    ========    =======       ========       ========

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2001       2000
                                                               ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                               $  (694)   $(1,402)
      Adjustments to reconcile net loss
         to net cash provided by (used in) operating
         activities:
         Depreciation and amortization of security
            devices and property, plant and equipment            131        157
         Amortization of intangibles and other assets              7        249
         Provision for bad debts                                  13         11
      Changes in operating assets and liabilities:
         Accounts receivable                                    (112)     2,029
         Net investment in sales-type leases                      24        149
         Inventories                                             712       (679)
         Accounts payable and accrued liabilities               (952)      (212)
         Other, net                                              289       (251)
                                                             -------    -------
               Net cash provided by (used in) operating
                  activities                                    (582)        51
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment, net              (4)       (13)
      Security devices on lease                                   (1)       (13)
      Intangibles                                                 (3)        (2)
                                                             -------    -------
               Net cash used in investing activities              (8)       (28)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under the revolving line of credit         (128)        71
      Repayment of obligations under capital leases              (29)       (55)
      Proceeds from sale of stock, net                         2,370         --
      Receivable from stock sale                              (2,000)        --
                                                             -------    -------
               Net cash provided by financing activities         213         16
                                                             -------    -------
INCREASE (DECREASE) IN CASH                                     (377)        39

CASH, at beginning of period                                     927        951
                                                             -------    -------
CASH, at end of period                                       $   550    $   990
                                                             =======    =======

See notes to the condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

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

The  consolidated  financial  statements  are  unaudited.   In  the  opinion  of
management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.

NOTE B -- Investment by Dutch A&A

On January 8, 2001, Dutch A&A Holding, B.V. ("Dutch A&A) acquired 23,050,452 shares of our common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining balance of $1 million is due on July 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories.

As of January 8, 2001, Dutch A&A owns 37.5% of our outstanding common stock. At any time prior to January 8, 2002, Dutch A&A may increase its ownership of our common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of our common stock, measured over any 10-day trading period during the one year period following January 8, 2001, is at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001; otherwise, the purchase price will be $1.5 million. At any time prior to January 8, 2003, Dutch A&A may increase its ownership of our common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a 10-day period during the two years preceding January 8, 2003, is at least $25 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If Dutch A&A previously exercised its right to acquire shares increasing its investment to 51% of our common stock, but the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million; otherwise the purchase price shall be $5.0 million. As a condition to the investment by Dutch A&A, our stockholders elected three nominees of Dutch A&A to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dutch A&A has not acquired 51% of our common stock by January 8, 2003, one of the three nominees of Dutch A&A will resign and be replaced, with the consent of Dutch A&A, by a nominee of our directors who are not nominated by Dutch A&A.

In addition to the election of three nominees of Dutch A&A to the Board of Directors, other matters which were approved at the December 8, 2000 Special Meeting of Stockholders and became effective on January 8, 2001 were amendments to the Company's certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; (ii) to reclassify Class A Preferred Stock into shares of common stock on a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding; and (iii) to increase the number of the Company's authorized shares of common stock to 140,000,000. As a result of the dividend and reclassification, 28,666,660 common shares were issued to former Class A Preferred shareholders.

Also, on December 28, 2000, the Board of Directors increased the number of directors from five to seven effective upon the closing of the Dutch A&A investment.

The reclassification of the Class A Preferred Shares resulted in a return to the common shareholders of $27.2 million, which was recorded in the first quarter of 2001. This amount represents the difference between the fair market value of the common stock issued and the carrying amount of the preferred stock redeemed.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE C -- Financial Condition and Liquidity

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To strengthen our financial position, a number of activities have been initiated including:

      o Investment of $3 million in newly issued shares of the Company's common stock by Dutch A&A. The transaction with Dutch A&A will allow us to introduce new products, share resources and simplify our capital structure.

      o     Improvements in existing products and service capabilities.

      o     Various cost cutting and cost saving initiatives.

As a result of these activities, we anticipate that current cash reserves, cash obtained pursuant to the Dutch A&A transaction, existing lines of credit and cash generated by operations should be sufficient to meet our working capital requirements, as well as future capital expenditure requirements, over the next twelve months.

NOTE D  --  Net Investment in Sales-Type Leases

We are the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:

                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------
                                                    (in  thousands)
Minimum lease payments receivable              $ 185              $ 215
Allowance for uncollectible minimum
  lease payments                                  (9)               (10)
Unearned income                                  (16)               (21)
                                               -----              -----
Net investment                                   160                184
Less current portion                              80                 84
                                               -----              -----
Non-current portion                            $  80              $ 100
                                               =====              =====

NOTE E -- Inventories

Inventories consist of the following:

                                   March 31, 2001    December 31, 2000
                                   --------------    -----------------
                                             (in thousands)
Raw materials                          $1,268             $1,479
Work-in-process                         1,985              2,259
Finished goods                          1,309              1,536
                                       ------             ------
                                       $4,562             $5,274
                                       ======             ======

Reserves for excess and obsolete inventory totaled $3,264,000 and $3,354,000 as of March 31, 2001 and December 31, 2000, respectively and have been included as a component of the above amounts.

NOTE F -- Related Party Transactions

As a result of the Dutch A&A investment, Sentry entered into a distribution agreement with Dutch A&A which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dutch A&A's EAS, access control and RFID products and accessories and Sentry gives Dutch A&A the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dutch A&A will receive management fees for product marketing and product engineering management from Sentry in the amount of $100,000 per year. Also, Peter Murdoch, a principal of Dutch A&A, will receive $150,000 in the capacity of President of Sentry. Purchases from Dutch A&A were $60,000 in the quarter ended March 31, 2001. The amount payable to Dutch A&A for purchases, fees and services as of March 31, 2001 is $78,000.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE G -- Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established standards for accounting and reporting for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 138, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 31, 2001 and the implementation did not have a material impact on our consolidated financial statements.

NOTE H -- Change in Accounting Principle

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

NOTE I -- Earnings Per Share

Basic earnings per share is determined by using the weighted average number of common shares outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:

                                                             2001        2000
                                                             ----        ----
                                                           (in thousands, except
                                                             per share amounts)
Net income (loss):

      Income (loss) before cumulative effect of
         accounting change                                  $26,504    $(1,101)
      Effect of preferred stock dividends                       (25)      (332)
                                                            -------    -------
                                                             26,479     (1,433)
      Cumulative effect of accounting change                     --       (301)
                                                            -------    -------
      Net income (loss) attributed to common shareholders   $26,479    $(1,734)
                                                            =======    =======

      Weighted Average Common Shares                         57,445      9,751
                                                            =======    =======

Basic and Diluted Earnings per Common Share:

      Before cumulative effect of accounting change         $  0.46    $ (0.15)
      Cumulative effect of accounting change                     --      (0.03)
                                                            -------    -------

      Basic and Diluted earnings per Common Share           $  0.46    $ (0.18)
                                                            =======    =======

We did not include common stock options and warrants in the computation of diluted earnings per share because the effect was antidilutive.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by Sentry contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. For further details and discussion of these risks and uncertainties see Sentry Technology Corporation's SEC filings including, but not limited to, its annual report on Form 10-K. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

Results of Operations:

Consolidated revenues were 4% lower in the quarter ended March 31, 2001 than in the quarter ended March 31, 2000. The backlog of orders at March 31, 2001 was approximately $5.2 million as compared to approximately $6.4 million at March 31, 2000. Substantially all of the first quarter revenues in 2001 were from third party customers other than Sensormatic, as compared to $4.3 million or 88% of total revenues in the first quarter of 2000. Total revenues for the periods presented are broken out as follows:

                                            Q-1          Q-1        % Change
                                           2001          2000      Incr (Decr)
                                           ----          ----      -----------
                                              (in thousands)

EAS                                       $1,335       $2,165          (38)
CCTV                                       2,112        1,427           48
SentryVision(R)                              385          287           34
3M library products                          126          373          (66)
                                          ------       ------          ---
Total sales                                3,958        4,252           (7)
Service revenues and other                   712          620           15
                                          ------       ------          ---
Total revenues                            $4,670       $4,872           (4)
                                          ======       ======          ===

EAS revenues were primarily impacted by $0.6 million lower OEM sales to Sensormatic. The increase in CCTV revenues is primarily related to the completion of a large internet data center installation. SentryVision(R) sales increased slightly over the 2000 quarter and included the first SmartTrack system sale. Sales of 3M library products were lower primarily as a result of a reduced marketing campaign. Service revenues increased as a result of the increase in the installed base of systems

Cost of sales were 51% of total revenues in the three month period ended March 31, 2001 compared to 55% in the same periods in the previous year. The decrease in the percentage in the current year periods is primarily due to lower scrap and rework costs relating to the SentryVision(R) product line and better production efficiencies in our manufacturing operations.

Customer service expenses were 2% lower in the first quarter of 2001 than in the first quarter of 2000 due to a reduction in the number of customer service representatives and the continuation of our Service Partner program.

Selling, general and administrative expenses were 12% lower in the three month period ended March 31, 2001 when compared to the same periods of the previous year primarily as a result of lower goodwill amortization.

Research and development costs were 23% lower when compared to the previous year periods due to a reduction in headcount and a concentration on development of the SmartTrack system.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net interest expense for the first quarter of 2001 decreased due to lower average borrowings under our revolving credit agreement and lower interest rates.

Due to net operating losses, we have not provided for income taxes in any of the periods presented.

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

As a result of the foregoing, Sentry had a net loss of $0.7 million in the quarter ended March 31, 2001 as compared to a net loss of $1.4 million in the quarter ended March 31, 2000.

We recorded preferred stock dividends of $25,000 through January 8, 2001 as compared to $0.3 million in the first quarter of 2000.

Effective January 8, 2001, and just prior to the Dutch A&A investment, there was a payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held and immediately thereafter a reclassification of the Class A Preferred Stock into common stock at a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding. The reclassification of the Class A Preferred Shares resulted in a return to the common shareholders of $27.2 million, which was recorded in the first quarter of 2001. This amount represents the difference between the fair market value of the common stock issued and the carrying amount of the preferred stock redeemed.

Liquidity and Capital Resources as of March 31, 2001

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

      o     Improvements in existing products and service capabilities.

      o     Various cost cutting and cost saving initiatives.

As a result of these activities, the Company anticipates that current cash reserves, cash obtained pursuant to the Dutch A&A transaction, existing lines of credit and cash generated by operations should be sufficient to meet the Company's working capital requirements, as well as future capital expenditure requirements, over the next twelve months.

On January 8, 2001, Dutch A&A Holding, B.V. ("Dutch A&A) acquired 23,050,452 shares of the Company's common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining balance of $1 million is due on July 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of January 8, 2001, Dutch A&A owns 37.5% of the outstanding common stock of the Company. At any time prior to January 8, 2002, Dutch A&A may increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, is at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001; otherwise, the purchase price will be $1.5 million. At any time prior to January 8, 2003, Dutch A&A may increase its ownership of the Company's common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a 10-day period during the two years preceding January 8, 2003, is at least $25 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If Dutch A&A previously exercised its right to acquire shares increasing its investment to 51% of the Company's common stock, but the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million; otherwise the purchase price shall be $5.0 million. As a condition to the investment by Dutch A&A, the stockholders of the Company elected three nominees of Dutch A&A to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dutch A&A has not acquired 51% of the Company's common stock by January 8, 2003, one of the three nominees of Dutch A&A will resign and be replaced, with the consent of Dutch A&A, by a nominee of the directors of the Company who are not nominated by Dutch A&A.

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

SENTRY TECHNOLOGY CORPORATION
PART II - OTHER INFORMATION & SIGNATURES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   None:

      (b) Reports on Form 8-K - On January 22, 2001, the Company filed a current report on Form 8-K with respect to the purchase by Dutch A&A of 23,050,452 shares of the Company's common stock.

            On March 8, 2001, the Company filed a current report on Form 8-K with respect to the resignation of Anthony H.N. Schnelling as a Director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SENTRY TECHNOLOGY CORPORATION

Date:    May 15, 2001           By: /S/   PETER J. MUNDY
         ------------               --------------------------------------------
                                    Peter J. Mundy, Vice President - Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)