Form 10QSB
period 2001-06-30
SENTRY TECHNOLOGY CORP
filed 2001-08-14
CIK 1030708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                       For the quarter ended June 30, 2001

                                       OR

[    ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

             For the transition period from __________ to __________


                 Commission File Number                  1-12727
                                                      ----------


                                    SENTRY TECHNOLOGY CORPORATION
                                    -----------------------------
                  (Exact name of registrant as specified in its charter)


       Delaware                                        96-11-3349733
     ----------                                        -------------
 (State  or  other  jurisdiction  of                                   (I.R.S.
Employer
incorporation  or organization)                                   Identification
No.)

               350  Wireless  Boulevard,  Hauppauge,  New  York
---------------------------------------------------------------------
                                                                     11788
(Address  of  principal  executive  offices)                      (Zip Code)

                                   631-232-2100
                                   ------------
              (Registrant's telephone number, including area code)


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

Yes     X          No
        -


As of August 14, 2001, there were 61,467,872 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                        Page  No.
                                                        ---------
PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     June  30,  2001  and  December  31,  2000                  3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  June  30,  2001  and  2000
     and  Six  Months  Ended  June  30,  2001  and  2000        4

     Condensed  Consolidated  Statement  of  Shareholders'  Equity
     Six  Months  Ended  June  30,  2001                        5

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Six  Months  Ended  June  30,  2001  and  2000             6

     Notes  to  Condensed  Consolidated  Financial
     Statements  --  June  30,  2001                         7  -  10


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations     10  -  13

PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K             13


Signatures                                                     14




SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                June 30,    December 31,
                                                                     2001            2000
                                                                ----------  --------------

ASSETS
--------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                     $     662   $         927
  Accounts receivable, less allowance for doubtful
     accounts of $870 and $890, respectively                        3,476           3,178
  Net investment in sales-type leases -
     current portion                                                   77              84
  Inventories                                                       4,373           5,274
  Prepaid expenses and other current assets                           413             202
                                                                ----------  --------------
    Total current assets                                            9,001           9,665

NET INVESTMENT IN SALES-TYPE LEASES -
  non-current portion                                                  64             100
SECURITY DEVICES ON LEASE, net                                         28              36
PROPERTY, PLANT AND EQUIPMENT, net                                  3,119           3,324
OTHER ASSETS                                                          274             720
                                                                ----------  --------------

                                                                $  12,486   $      13,845
                                                                ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit                                      $   2,910   $       2,920
  Accounts payable                                                  1,217           1,463
  Accrued liabilities                                               1,842           2,633
  Obligations under capital leases -
     current portion                                                  131             124
  Deferred income                                                     326             352
                                                                ----------  --------------
    Total current liabilities                                       6,426           7,492

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion                                               2,684           2,768
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                          175             199
                                                                ----------  --------------
    Total liabilities                                               9,285          10,459

REDEEMABLE CUMULATIVE PREFERRED STOCK                                 ---          29,180

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock                                                         61              10
  Additional paid-in capital                                       44,358          12,859
  Accumulated deficit                                             (40,218)        (38,663)
  Receivable from stock sale                                       (1,000)            ---
                                                                ----------  --------------
    Total common shareholders' equity                               3,201         (25,794)
                                                                ----------  --------------
                                                                $  12,486   $      13,845
                                                                ==========  ==============

See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (In  thousands,  except  per  share  data)

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                           June 30,
                                                                    --------------------                ------------------
                                                                      2001          2000                  2001      2000
                                                                    ---------  ---------                --------  --------

REVENUES                                                          $     4,005   $  5,169                 $ 8,675   $10,041

COSTS AND EXPENSES:
Cost of sales                                                           2,103      2,615                   4,494     5,274
Customer service expenses                                               1,024      1,140                   2,153     2,297
Selling, general and
   administrative expenses                                              1,395      2,039                   2,917     3,812
Research and development                                                  208        225                     383       451
                                                                  -----------  ---------                --------  --------

                                                                        4,730      6,019                   9,947    11,834
                                                                  -----------  ---------                --------  --------

OPERATING LOSS                                                           (725)      (850)                 (1,272)   (1,793)

INTEREST EXPENSE                                                          136        166                     283       324
                                                                  -----------  ---------                --------  --------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            (861)    (1,016)                 (1,555)   (2,117)

INCOME TAXES                                                              ---        ---                     ---       ---
                                                                  -----------  ---------                --------  --------

NET LOSS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                      (861)    (1,016)                 (1,555)   (2,117)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                                 ---        ---                     ---       301
                                                                  -----------  ---------                --------  --------

NET LOSS                                                                 (861)    (1,016)                 (1,555)   (2,418)

PREFERRED STOCK DIVIDENDS                                                 ---        333                      25       665

RETURN TO COMMON SHAREHOLDERS FROM
     REDEMPTION OF PREFERRED STOCK                                        ---        ---                  27,198       ---
                                                                  -----------   --------                --------  --------

NET INCOME (LOSS) ATTRIBUTED TO
     COMMON SHAREHOLDERS                                          $      (861)  $ (1,349)                $25,618   $(3,083)
                                                                  ============  ========                ========  ========

NET INCOME (LOSS) PER COMMON SHARE BEFORE
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE:
  Basic                                                           $     (0.01)  $  (0.14)                $  0.43   $ (0.29)
                                                                  ============  =========                =======   ========
  Diluted                                                         $     (0.01)  $  (0.14)                $  0.42   $ (0.29)
                                                                  ============  =========                =======   ========

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                                           $     (0.01)  $  (0.14)                $  0.43   $ (0.32)
                                                                  ============  =========                =======   ========
  Diluted                                                         $     (0.01)  $  (0.14)                $  0.42   $ (0.32)
                                                                  ============  =========                =======   ========

WEIGHTED AVERAGE COMMON SHARES
  Basic                                                                 61,468      9,751                 59,457     9,751
                                                                  ============  =========               ========   =======
  Diluted                                                               61,468      9,751                 60,291     9,751
                                                                  ============  =========               ========   =======

See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
 (In  thousands)

                                                                                             Total
                                                                  Retained                   Common      Redeemable
                                          Common      Additional  Earnings    Receivable  Shareholders'  Cumulative
                                          Stock        Paid-In   (Accumulated   From         Equity      Preferred
                                      Shares  Amount    Capital   Deficit)    Stock Sale   (Deficit)     Stock
                                      ------  -------  ---------  ---------  ------------  ----------  ---------
  BALANCE, DECEMBER 31, 2000           9,751  $    10  $ 12,859   $(38,663)  $       ---   $ (25,794)  $ 29,180

  Net loss and comprehensive loss        ---      ---       ---     (1,555)          ---      (1,555)

  Preferred stock dividends              ---      ---       (25)       ---           ---         (25)        25

  Common shares issued in connection
    with redemption of Class A
    Preferred Stock                   28,667       28    29,177        ---           ---      29,205    (29,205)

  Common Stock issued to
    Dutch A&A net of
    Expenses                          23,050       23     2,347        ---        (1,000)      1,370        ---
                                      ------  -------  ---------  ---------  ------------  ----------  ---------


  BALANCE, JUNE 30, 2001              61,468  $    61  $ 44,358   $(40,218)  $    (1,000)  $   3,201   $    ---
                                      ======  =======  =========  =========  ============  ==========  =========

See notes to the condensed consolidated financial statements



SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)


                                                                                Six  Months  Ended
                                                                                     June  30,
                                                                                ------------------


                                                                                    2001      2000
                                                                                --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------
  Net loss                                                                      $(1,555)  $(2,418)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization of security
        devices and property, plant and equipment                                   255       314
     Amortization of intangibles and other assets                                    13       498
     Provision for bad debts                                                         27        25
  Changes in operating assets and liabilities:
     Accounts receivable                                                           (325)    2,070
     Net investment in sales-type leases                                             43       279
     Inventories                                                                    901      (540)
     Accounts payable and accrued liabilities                                    (1,037)     (226)
     Other, net                                                                     192      (309)
                                                                                --------  --------

    Net cash used in operating activities                                        (1,486)     (307)
                                                                                --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net                                    (41)      (11)
  Security devices on lease                                                          (1)      (16)
  Intangibles                                                                       (20)       (5)
                                                                                --------  --------

    Net cash used in investing activities                                           (62)      (32)
                                                                                --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the revolving line of credit                      (10)      657
  Repayment of obligations under capital leases                                     (77)      (97)
  Proceeds from sale of stock, net                                                2,370       ---
  Receivable from stock sale                                                     (1,000)      ---
                                                                                --------  --------

    Net cash provided by financing activities                                     1,283       560
                                                                                --------  --------

INCREASE (DECREASE) IN CASH                                                        (265)      221

CASH, at beginning of period                                                        927       951
                                                                                --------  --------
CASH, at end of period                                                          $   662   $ 1,172
                                                                                ========  ========


See notes to the condensed condolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2001


NOTE  A  --  Basis  of  Presentation - Knogo North America Inc. and Video Sentry
--------------------------------------------------------------------------------
Corporation  Merger
-------------------
Sentry Technology Corporation ("Sentry"), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE  B  --  Investment  by  Dutch  A&A
---------------------------------------
On January 8, 2001, Dutch A&A Holding, B.V. ("Dutch A&A) acquired 23,050,452 shares of our common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining balance of $1 million was due on July 31, 2001, which has been extended by the Board of Directors to August 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2001

NOTE  C  --  Financial  Condition  and  Liquidity
-------------------------------------------------
We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To strengthen our financial position, a number of activities have been initiated including:

- Investment of $3 million in newly issued shares of the Company's common stock by Dutch A&A. The transaction with Dutch A&A will allow us to introduce new products, share resources and simplify our capital structure.
-     Improvements  in  existing  products  and  service  capabilities.
-     Various  cost  cutting  and  cost  saving  initiatives.

As a result of these activities, we anticipate that current cash reserves, cash obtained pursuant to the Dutch A&A transaction, existing lines of credit and cash generated by operations should be sufficient to meet our working capital requirements, as well as future capital expenditure requirements, over the next twelve months.

NOTE  D  --  Net  Investment  in  Sales-Type  Leases
----------------------------------------------------
We are the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:


                                                     June 30, 2001    December 31, 2000
                                                    ---------------  -------------------
                                                             (in thousands)
Minimum lease payments receivable                   $          162   $              215
Allowance for uncollectible minimum lease payments              (8)                 (10)
Unearned income                                                (13)                 (21)
                                                    ---------------  -------------------
Net investment                                                 141                  184
Less current portion                                            77                   84
                                                    ---------------  -------------------
Non-current portion                                 $           64   $              100
                                                    ===============  ===================


NOTE  E  --  Inventories
------------------------
Inventories  consist  of  the  following:

                                                     June 30, 2001    December 31, 2000
                                                    ---------------  -------------------
                                                              (in thousands)
Raw materials                                        $        1,226  $            1,479
Work-in-process                                               2,053               2,259
Finished goods                                                1,094               1,536
                                                     --------------  ------------------
                                                     $        4,373  $            5,274
                                                     ==============  ==================


Reserves for excess and obsolete inventory totaled $3,160,000 and $3,354,000 as of June 30, 2001 and December 31, 2000, respectively and have been included as a component of the above amounts.


NOTE  F  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dutch A&A investment, Sentry entered into a distribution agreement with Dutch A&A which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dutch A&A's EAS, access control and RFID products and accessories and Sentry gives Dutch A&A the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dutch A&A receives annual management fees for product marketing and product engineering management from Sentry in the amount of $100,000. Also, Peter Murdoch, a shareholder of Dutch A&A, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dutch A&A were $26,000 and $86,000 in the quarter and six month periods ended June 30, 2001. Fees, services and sales to Dutch A&A were $15,000 and $36,000 in the quarter and six months ended June 30, 2001. The net amount receivable from Dutch A&A as of June 30, 2001 is $23,000.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2001


NOTE  G  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal years Beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. We adopted SFAS No. 133 on January 31, 2001 and the implementation did not have a material impact on our consolidated financial statements.


In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.


NOTE  H  --  Change  in  Accounting  Principle
----------------------------------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2001

NOTE  I  --  Earnings  Per  Share
---------------------------------
Basic earnings per share is determined by using the weighted average number of common shares outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:

                                                        Three Months Ended   Six Months Ended
                                                              June 30,            June 30,
                                                        ------------------  ------------------
                                                          2001      2000      2001      2000
                                                        --------  --------  --------  --------
                                                                (in thousands, except
                                                                  per share amounts)
Net Income (Loss):
  Income (loss) before cumulative effect
       of accounting change                             $  (861)  $(1,016)  $25,643   $(2,117)
  Effect of preferred stock dividends                       ---      (333)      (25)     (665)
                                                        --------  --------  --------  --------
                                                           (861)   (1,349)   25,618    (2,782)
  Cumulative effect of accounting change                    ---       ---       ---      (301)
                                                        --------  --------  --------  --------
  Net income (loss) attributed to common shareholders   $  (861)  $(1,349)  $25,618   $(3,083)
                                                        ========  ========  ========  ========

Weighted Average Common Shares:
  Weighted average common shares for basic earnings
    per share                                            61,467     9,751    59,457     9,751
  Stock option plans                                        ---       ---       834       ---
                                                        --------  --------  --------  --------
  Weighted average common shares for diluted earnings
    per share                                            61,467     9,751    60,291     9,751
                                                        ========  ========  ========  ========

Basic and Diluted Earnings per Common Share:
  Before cumulative effect of accounting change         $ (0.01)  $ (0.14)  $  0.43   $ (0.29)
  Cumulative effect of accounting change                    ---       ---       ---     (0.03)
                                                        --------  --------  --------  --------

  Basic earnings per common share                       $ (0.01)  $ (0.14)  $  0.43   $ (0.32)
                                                        ========  ========  ========  ========
  Diluted earnings per common share                     $ (0.01)  $ (0.14)  $  0.42   $ (0.32)
                                                        ========  ========  ========  ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain  Factors  That  May  Affect  Future  Results
----------------------------------------------------

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

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations:
------------------------

Consolidated revenues were 23% and 14% lower in the quarter and six months ended June 30, 2001 than in the quarter and six month periods ended June 30, 2000. Our overall domestic revenues were impacted by the soft economic environment, resulting in a slowdown or delay in new retail store openings of some of our customers. Our backlog of orders at June 30, 2001 was approximately $5.1 million as compared to approximately $5.8 million at June 30, 2000. Revenues from third party customers, other than Sensormatic, in the current periods were 99% of total revenues in both the second quarter and first six months of 2001, as compared to 86% and 87% of total revenues in the prior year period. Total revenues for the periods presented are broken out as follows:



                                     Q-2     Q-2      %      6 Mos.  6 Mos.     %
                                     2001    2000   Change    2001    2000    Change
                                    ------  ------  -------  ------  -------  -------
                                          (in thousands)      (in thousands)

EAS                                 $1,632  $1,895     (14)  $2,967  $ 4,060     (27)
CCTV                                   919   1,809     (49)   3,031    3,236      (6)
SentryVision(R)                        464     408      14      849      695      22
3M library products                    167     282     (41)     293      655     (55)
                                    ------  ------  -------  ------  -------  -------
Total sales                          3,182   4,394     (28)   7,140    8,646     (17)
Service revenues and other             823     775       6    1,535    1,395      10
                                    ------  ------  -------  ------  -------  -------
Total revenues                      $4,005  $5,169     (23)  $8,675  $10,041     (14)
                                    ======  ======  =======  ======  =======  =======


Direct sales of EAS products in the 2001 periods were similar to the prior year periods, however total EAS revenues were negatively impacted by a reduction in OEM sales to Sensormatic of $0.6 and $1.2 million in the second quarter and first six months of 2001, respectively. Presently, we do not anticipate an increase the level of sales to Sensormatic through the rest of the year. The decrease in CCTV revenues is primarily related to a lesser marketing emphasis placed on non-retail CCTV sales as part of our strategy to attract dealers in the commercial and industrial markets for SentryVision . We are currently in the process of negotiating with several domestic and international large-scale security dealer integrators. SentryVision sales increased due to the initial sales of the new SmartTrack system, which is scheduled for full release in the third quarter. To date, we have received positive feedback from our customers on the features and reliability of SmartTrack, resulting in new sales opportunities. We see a growing trend for product acceptance and increased market opportunities for traveling camera systems. Sales of 3M library products were lower primarily as a result of reduced marketing emphasis of lower margin products we do not manufacture. Service revenues increased as a result of the increase in the installed base of systems.

Cost of sales were 53% and 52% of total revenues in the three and six month periods ended June 30, 2001 compared to 51% and 53% in the same periods in the previous year. The differences in percentages were primarily due to changes in product mix.

Customer service expenses were 10% and 6% lower in the second quarter and first six months of 2001 than in the second quarter and first six months of 2000. The expense reduction is due to a combination of our ability to reduce the number of customer service representatives and lower Service Partner costs. We are encouraged by the improvements made in our service delivery system, which has resulted in fewer service calls and a quicker service response time to our customers. Our remedial warranty costs associated with prior generation SentryVision installations have continued to decrease.

Selling, general and administrative expenses were 32% and 23% lower in the three and six month periods ended June 30, 2001 when compared to the same periods of the previous year primarily as a result of lower amortization of patents and goodwill and lower sales commissions. We continued to augment our sales and marketing efforts through the hiring of a new sales director and the hiring of new sales account executives.

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and development costs were lower when compared to the previous year periods due to a reduction in headcount and our continued concentration on development of the SmartTrack system.

Net interest expense for the second quarter and first six months of 2001 decreased due to lower average borrowings under our revolving credit agreement and lower interest rates.

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

As a result of the foregoing, Sentry had a net loss of $0.9 and $1.6 million in the quarter and six month periods ended June 30, 2001 as compared to a net loss of $1.1 and $2.4 million in the quarter and six month periods ended June 30, 2000.

We recorded preferred stock dividends of $25,000 through January 8, 2001 prior to the preferred stock redemption, as compared to $0.3 and $0.7 million in the second quarter and first six months of 2000.

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

Liquidity  and  Capital  Resources  as  of  June  30,  2001
-----------------------------------------------------------

The Company has incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To strengthen the Company's financial position, a number of activities have been initiated including:

- Investment of $3 million in newly issued shares of the Company's common stock by Dutch A&A. The transaction with Dutch A&A will allow the Company to introduce new products, share resources and simplify the Company's capital structure.

-     Improvements  in  existing  products  and  service  capabilities.

-     Various  cost  cutting  and  cost  saving  initiatives.

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

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 8, 2001, Dutch A&A Holding, B.V. ("Dutch A&A) acquired 23,050,452 shares of the Company's common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining balance of $1 million was due on July 31, 2001, which was extended by the Board of Directors to August 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories.

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


PART  II  -  OTHER  INFORMATION
-------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)  List  of  Exhibits:
          10.28 Waiver and Eighth Amendment to the Loan and Security Agreement, dated August 10, 2001, between General Electric Capital Corporation and Knogo North America Inc.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2001.

SENTRY  TECHNOLOGY  CORPORATION
PART  II  -  SIGNATURES


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SENTRY  TECHNOLOGY  CORPORATION
                                                -------------------------------


     Date:     August  14,  2001                By:  /S/   PETER  J.  MUNDY
               -----------------                     ----------------------
                                                     Peter  J.  Mundy,
                                                     Vice  President
                                                     Finance  and
                                                     Chief  Financial  Officer
                                                     (Principal  Financial
                                                      and  Accounting  Officer)