Form 10-Q
period 2001-09-30
SENTRY TECHNOLOGY CORP
filed 2001-11-13
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                    For the quarter ended September 30, 2001

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

           350  Wireless  Boulevard,  Hauppauge,  New  York  11788
                               ------------------------
(Address  of  principal  executive  offices)              (Zip Code)

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

Yes     X          No
        -


As of November 8, 2001, there were 61,467,872 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                            Page  No.
                                                            ---------
PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

   Consolidated  Balance  Sheets  --
   September  30,  2001  and  December  31,  2000                3

   Condensed  Consolidated  Statements  of  Operations  --
   Three  Months  Ended  September  30,  2001  and  2000
   and  Nine  Months  Ended  September  30,  2001  and  2000     4

   Condensed  Consolidated  Statement  of  Shareholders'  Equity
   Nine  Months  Ended  September  30,  2001                     5

   Condensed  Consolidated  Statements  of  Cash  Flows  --
   Nine  Months  Ended  September  30,  2001  and  2000          6

   Notes  to  Condensed  Consolidated  Financial
   Statements  --  September  30,  2001                       7  -  10


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations      10  -  13



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K              14


Signatures                                                      14


SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)



                                                                 September 30,    December 31,
                                                                     2001             2000
                                                                ---------------  --------------
ASSETS
--------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $          331   $         927
  Accounts receivable, less allowance for doubtful
     accounts of $771 and $890, respectively . . . . . . . . .           3,447           3,178
  Net investment in sales-type leases -
     current portion . . . . . . . . . . . . . . . . . . . . .              69              84
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .           4,372           5,274
  Prepaid expenses and other current assets. . . . . . . . . .             404             202
                                                                ---------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .           8,623           9,665

NET INVESTMENT IN SALES-TYPE LEASES -
  non-current portion. . . . . . . . . . . . . . . . . . . . .              49             100
SECURITY DEVICES ON LEASE, net . . . . . . . . . . . . . . . .              20              36
PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . .           3,026           3,324
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .             262             720
                                                                ---------------  --------------

                                                                $       11,980   $      13,845
                                                                ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit . . . . . . . . . . . . . . . . . .  $        2,486   $       2,920
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .           1,291           1,463
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .           1,628           2,633
  Obligations under capital leases -
     current portion . . . . . . . . . . . . . . . . . . . . .             134             124
  Deferred income. . . . . . . . . . . . . . . . . . . . . . .             308             352
                                                                ---------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . .           5,847           7,492

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion. . . . . . . . . . . . . . . . . . . . .           2,649           2,768
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                               ---             199
                                                                ---------------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .           8,496          10,459

REDEEMABLE CUMULATIVE PREFERRED STOCK                                      ---          29,180

COMMON SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .              61              10
  Additional paid-in capital . . . . . . . . . . . . . . . . .          44,358          12,859
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .         (40,935)        (38,663)
                                                                ---------------  --------------
    Total common shareholders' equity. . . . . . . . . . . . .           3,484         (25,794)
                                                                ---------------  --------------
                                                                $       11,980   $      13,845
                                                                ===============  ==============


See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (In  thousands,  except  per  share  data)


                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September  30,
                                                               --------------------                   -------------------
                                                               2001            2000                   2001          2000
                                                               --------------------                   -------------------

REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,329      $ 5,547                   $ 13,004   $ 15,588

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .    2,219        2,836                      6,713      8,110
Customer service expenses . . . . . . . . . . . . . . . . . .    1,174        1,113                      3,327      3,410
Selling, general and
   administrative expenses. . . . . . . . . . . . . . . . . .    1,417        1,774                      4,334      5,586
Research and development. . . . . . . . . . . . . . . . . . .      107          198                        490        649
                                                               --------------------                   -------------------

                                                                 4,917        5,921                     14,864     17,755
                                                               --------------------                   -------------------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . .     (588)        (374)                    (1,860)    (2,167)

INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . . . . .      129          187                        412        511
                                                               --------------------                   -------------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . .     (717)        (561)                    (2,272)    (2,678)

INCOME TAXES                                                       ---          ---                        ---        ---
                                                               --------------------                   -------------------

NET LOSS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . .     (717)        (561)                    (2,272)    (2,678)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                          ---          ---                        ---        301
                                                               --------------------                   -------------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . .     (717)        (561)                    (2,272)    (2,979)

PREFERRED STOCK DIVIDENDS                                          ---          336                         25      1,001

RETURN TO COMMON SHAREHOLDERS FROM
     REDEMPTION OF PREFERRED STOCK                                 ---          ---                     27,198        ---
                                                               --------------------                   -------------------

NET INCOME (LOSS) ATTRIBUTED TO
     COMMON SHAREHOLDERS. . . . . . . . . . . . . . . . . . .  $  (717)  $     (897)                  $ 24,901   $ (3,980)
                                                               ====================                   ===================

NET INCOME (LOSS) PER COMMON SHARE BEFORE
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.01)  $    (0.09)                  $  0.41    $  (0.38)
                                                               ====================                   ===================
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.01)  $    (0.09)                  $  0.41    $  (0.38)
                                                               ====================                   ===================

NET INCOME (LOSS) PER COMMON SHARE
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.01)  $    (0.09)                  $  0.41    $  (0.41)
                                                               ====================                   ===================
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.01)  $    (0.09)                  $  0.41    $  (0.41)
                                                               ====================                   ===================

WEIGHTED AVERAGE COMMON SHARES
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .   61,468        9,751                    60,127       9,751
                                                               ====================                   ===================
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .   61,468        9,751                    61,298       9,751
                                                               ====================                   ===================

See notes to the condensed consolidated financial statements.




SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
 (IN  THOUSANDS)


                                                                                            TOTAL
                                                                          RETAINED         COMMON        REDEEMABLE
                                           COMMON         ADDITIONAL      EARNINGS      SHAREHOLDERS'    CUMULATIVE
                                            STOCK          PAID-IN      (ACCUMULATED       EQUITY        PREFERRED
                                       SHARES  AMOUNT      CAPITAL        DEFICIT)        (DEFICIT)        STOCK
                                      ---------------    ------------  --------------  ---------------  ------------

BALANCE, DECEMBER 31, 2000            9,751    $ 10       $ 12,859      $(38,663)        $(25,794)        $29,180

NET LOSS AND COMPREHENSIVE LOSS         ---      ---          ---         (2,272)          (2,272)

PREFERRED STOCK DIVIDENDS               ---      ---           (25)          ---              (25)             25

COMMON SHARES ISSUED IN CONNECTION
    WITH REDEMPTION OF CLASS A
    PREFERRED STOCK                  28,667      28         29,177           ---           29,205         (29,205)

COMMON STOCK ISSUED TO
    DUTCH A&A NET OF
    EXPENSES                         23,050      23          2,347           ---            2,370             ---
                                     ------  -------    ----------    ----------      -----------      ----------


BALANCE, SEPTEMBER 30, 2001          61,468    $ 61       $ 44,358      $(40,935)        $  3,484         $   ---
                                     ======  =======    ==========    ==========      ===========      ==========

SEE  NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS.


SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)



                                                                          Nine Months Ended
                                                                            September 30,
                                                                         -------------------
                                                                          2001         2000
                                                                         ------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (2,272)     $(2,979)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization of security
        devices and property, plant and equipment. . . . . . .             381          472
     Amortization of intangibles and other assets. . . . . . .              20          747
     Provision for bad debts . . . . . . . . . . . . . . . . .              41          158
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . .            (310)       2,399
     Net investment in sales-type leases . . . . . . . . . . .              66          332
     Inventories . . . . . . . . . . . . . . . . . . . . . . .             902         (393)
     Accounts payable and accrued liabilities. . . . . . . . .          (1,177)         (68)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . .              14         (435)
                                                                      --------     --------

    Net cash used in operating activities. . . . . . . . . . .          (2,335)         233
                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net . . . . . . .             (67)           2
  Security devices on lease                                                ---          (13)
  Intangibles. . . . . . . . . . . . . . . . . . . . . . . . .             (21)          (7)
                                                                      --------     --------

    Net cash used in investing activities. . . . . . . . . . .             (88)         (18)
                                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the revolving line of credit            (434)         633
  Repayment of obligations under capital leases. . . . . . . .            (109)        (140)
  Proceeds from sale of stock, net                                       2,370          ---
                                                                      --------     --------

    Net cash provided by financing activities. . . . . . . . .           1,827          493
                                                                      --------     --------

INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . .            (596)         708

CASH, at beginning of period . . . . . . . . . . . . . . . . .             927          951
                                                                      --------     --------
CASH, at end of period . . . . . . . . . . . . . . . . . . . .  $          331      $ 1,659
                                                                      ========     ========






See notes to the condensed consolidated financial statements.


                                                 - 6 -

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2001


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


NOTE  B  --  Investment  by  Dutch  A&A
---------------------------------------
On January 8, 2001, Dutch A&A Holding, B.V. ("Dutch A&A) acquired 23,050,452 shares of our common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining balance of $1 million was paid on August 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2001


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


NOTE  C  --  Financial  Condition  and  Liquidity
-------------------------------------------------
We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To strengthen our financial position, a number of activities have been initiated including:

- Investment of $3 million in newly issued shares of the Company's common stock by Dutch A&A. The transaction with Dutch A&A will allow us to introduce new products, share resources and simplify our capital structure.
-     Improvements  in  existing  products  and  service  capabilities.
- Additions to direct sales staff and emphasis on growing international dealer base.
-     Various  cost  cutting  and  cost  saving  initiatives.

As a result of these activities, we anticipate that current cash reserves, cash obtained pursuant to the Dutch A&A transaction, existing lines of credit and cash generated by operations should be sufficient to meet our working capital requirements, as well as future capital expenditure requirements, over the next twelve months.


NOTE  D  --  Net  Investment  in  Sales-Type  Leases
----------------------------------------------------
We are the lessor of security devices under agreements expiring in various years through 2003. The net investment in sales-type leases consists of:



                                                     September 30, 2001    December 31, 2000
                                                    --------------------  -------------------
                                                                  (in thousands)

Minimum lease payments receivable. . . . . . . . .  $               134   $              215
Allowance for uncollectible minimum lease payments                   (7)                 (10)
Unearned income. . . . . . . . . . . . . . . . . .                   (9)                 (21)
                                                    --------------------  -------------------
Net investment . . . . . . . . . . . . . . . . . .                  118                  184
Less current portion . . . . . . . . . . . . . . .                   69                   84
                                                    --------------------  -------------------
Non-current portion. . . . . . . . . . . . . . . .  $                49   $              100
                                                    ====================  ===================



NOTE  E  --  Inventories
------------------------
Inventories  consist  of  the  following:



                                                     September 30, 2001   December 31, 2000
                                                    --------------------  ------------------
                                                                 (in thousands)
Raw materials .                                     $              1,230  $            1,479
Work-in-process                                                    2,115               2,259
Finished goods.                                                    1,027               1,536
                                                    --------------------  ------------------
                                                    $              4,372  $            5,274
                                                    ====================  ==================


Reserves for excess and obsolete inventory totaled $3,171,000 and $3,354,000 as of September 30, 2001 and December 31, 2000, respectively and have been included as a component of the above amounts.


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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2001


to affiliates. In addition, Dutch A&A receives annual management fees for product marketing and product engineering management from Sentry in the amount of $100,000. Also, Peter Murdoch, a shareholder of Dutch A&A, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dutch A&A were $50,000 and $136,000 in the quarter and nine month periods ended September 30, 2001. Fees, services and sales to Dutch A&A were $3,000 and $39,000 in the quarter and nine months ended September 30, 2001. The net amount receivable from Dutch A&A as of September 30, 2001 is $27,000.


NOTE  G  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. We adopted SFAS No. 133 on January 31, 2001 and the implementation did not have a material impact on our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on our financial statements.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2001

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


NOTE  I  --  Earnings  Per  Share
---------------------------------
Basic earnings per share is determined by using the weighted average number of common shares outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:




                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                             ----------------------              -------------------
                                                             2001          2000                  2001         2000
                                                             ----------------------              -------------------
                                                                             (in thousands, except
                                                                              per share amounts)
Net Income (Loss):
  Income (loss) before cumulative effect
  of accounting change . . . . . . . . . . .                 $  (717)    $   (561)               $24,926      $(2,678)
  Effect of preferred stock dividends                            ---         (336)                   (25)      (1,001)
                                                             ----------------------              ---------------------
                                                                (717)        (897)                24,901       (3,679)
  Cumulative effect of accounting change                         ---          ---                    ---         (301)
                                                             ----------------------              ---------------------
  Net income (loss) attributed to common shareholders  .  .  $  (717)    $   (897)               $24,901      $(3,980)
                                                             ======================              =====================

Weighted Average Common Shares:
  Weighted average common shares for basic earnings
    per share . . . . . . . . .                               61,468        9,751                 60,127        9,751
  Stock option plans                                             ---          ---                  1,171          ---
                                                             ----------------------              ---------------------
  Weighted average common shares for diluted earnings
    per share . . . . . . . . . . . . . . . . . . . . . . . . 61,468        9,751                 61,298        9,751
                                                             ======================              =====================

Basic and Diluted Earnings per Common Share:
  Before cumulative effect of accounting change . . . . . . .$ (0.01)    $  (0.09)               $  0.41      $ (0.38)
  Cumulative effect of accounting change                         ---          ---                    ---        (0.03)
                                                             ----------------------              ---------------------

  Basic earnings per common share . . . . . . . . . . . . .  $ (0.01)    $  (0.09)               $  0.41      $ (0.41)
                                                             ======================              =====================
  Diluted earnings per common share . . . . . . . . . . . . .$ (0.01)    $  (0.09)               $  0.41      $ (0.41)
                                                             ======================              =====================



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


Results  of  Operations:
------------------------

Consolidated revenues were 22% and 17% lower in the quarter and nine months ended September 30, 2001 than in the quarter and nine month periods ended September 30, 2000. Our overall domestic revenues continued to be impacted by the soft economic environment, resulting in a slowdown or delay in new retail store openings of some of our customers. Our backlog of orders at September 30, 2001 was approximately $5.3 million as compared to approximately $7.7 million at September 30, 2000. Total revenues for the periods presented are broken out as follows:




                                  Q-3      Q-3     %                9 Mos.    9 Mos.   %
                                  2001     2000    Change           2001      2000    Change
                                  -----    -----   ------           -----     -----   -------
                                   (in thousands)                    (in thousands)

EAS. . . . . . . . . . . . . . .  $1,360   $2,261     (40)          $4,327  $ 6,321     (32)
CCTV . . . . . . . . . . . . . .   1,120    1,295     (14)           3,584    3,965     (10)
SentryVision . . . . . . . . . .     523      648     (19)           1,283    1,268       1
3M library products. . . . . . .     212      313     (32)             505      968     (48)
                                  ------  -------  -------         -------  -------  -------
Total sales. . . . . . . . . . .   3,215    4,517     (29)           9,699   12,522     (23)
Service, installation and other.   1,114    1,030       8            3,305    3,066       8
                                  ------  -------  -------         -------  -------  -------
Total revenues . . . . . . . . .  $4,329  $ 5,547     (22)         $13,004  $15,588     (17)
                                  ======  =======  =======         =======  =======  =======


     * Certain amounts from prior periods have been reclassified to conform to the current presentation.

Direct sales of EAS products in the 2001 periods were lower in the third quarter and first nine months of 2001 as compared to the same periods in the prior year in part as a result of lower sales to one of our major customers. In addition, EAS revenues were negatively impacted by a reduction in OEM sales to Sensormatic of $0.2 and $1.5 million in the third quarter and first nine months of 2001, respectively. Presently, we do not anticipate an increase the level of sales to Sensormatic through the rest of the year. The decrease in CCTV revenues is primarily related to a lesser marketing emphasis placed on non-retail CCTV sales as part of our strategy to attract dealers in the commercial and industrial markets for SentryVision . The decrease in SentryVision sales revenues in the third quarter of 2001 is a result of the introduction of the new SmartTrack system. Part of our sales strategy was to offer system trials to new and existing customers under a "Test-A-Track" program. Under this program, we install a system on a nominal cost trial basis. At the end of the trial, if satisfied, the customer purchases the system. To date, we have received 100% positive feedback from our customers on the features and reliability of SmartTrack, resulting in new sales opportunities. In addition, we have offered new SmartTrack carriage upgrades to existing customers that result in lower sales revenue than new system sales. We have been successful selling SmartTrack to several domestic and international large-scale security dealer integrators with repeat order opportunities. We see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. Service revenues increased as a result of an increase in the installed base of systems no longer under warranty.

Cost of sales were 51% and 52% of total revenues in both the three and nine month periods ended September 30, 2001 and 2000. Plant inefficiencies resulting from lower volume in the current year were offset by the proportional increases in service revenues.
                                     - 11 -

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Customer service expenses were 5% higher in the third quarter of 2001 than in the third quarter of 2000 primarily as a result of increased service billings on a larger installed base of systems. For the nine month period ended September 30, 2001, expenses were 2% lower than in the same period of the previous year. The expense reduction is due to a combination of our ability to reduce the number of customer service representatives due to our Service Partner program. We are encouraged by the improvements made in our service delivery system, which has resulted in fewer service calls and a quicker service response time to our customers. Our remedial warranty costs associated with prior generation SentryVision installations have continued to decrease.

Selling, general and administrative expenses were 20% and 22% lower in the three and nine month periods ended September 30, 2001 when compared to the same periods of the previous year primarily as a result of lower amortization of patents and goodwill and lower sales commissions. We continued to augment our sales and marketing efforts through the hiring of a new sales director and the hiring of new sales account executives.

Research and development costs were lower when compared to the previous year periods due to a reduction in headcount and our continued concentration on development of the SmartTrack system. In addition to our direct costs, we benefit from ongoing research and product development by Dutch A&A.

Net interest expense for the third quarter and first nine months of 2001 decreased due to lower average borrowings under our revolving credit agreement and lower interest rates.

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

As a result of the foregoing, Sentry had a net loss of $0.7 million and $2.3 million in the quarter and nine month periods ended September 30, 2001 as compared to a net loss of $0.6 million and $3.0 million in the quarter and nine month periods ended September 30, 2000.

We recorded preferred stock dividends of $25,000 through January 8, 2001 prior to the preferred stock redemption, as compared to $0.3 million and $1.0 million in the third quarter and first nine months of 2000.

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

Liquidity  and  Capital  Resources  as  of  September  30,  2001
----------------------------------------------------------------

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

- Additions to direct sales staff and emphasis on growing international dealer base.

-     Various  cost  cutting  and  cost  saving  initiatives.

Our existing credit agreement with G.E. Capital Corporation is due to expire December 31, 2001. We have completed our business plan for the year 2002 and beyond, which has been presented to prospective lenders. Based upon preliminary discussions, it is our belief that we will be able to replace the existing line. We anticipate that current cash reserves, cash obtained pursuant to the Dutch A&A transaction, lines of credit and cash generated by operations should be sufficient to meet our working capital requirements, as well as future capital expenditure requirements, over the next twelve months.

On January 8, 2001, Dutch A&A Holding, B.V. ("Dutch A&A) acquired 23,050,452 shares of the Company's common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining balance of $1 million was paid on August 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories.

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

Also, on December 28, 2000, the Board of Directors increased the number of directors from five to seven effective upon the closing of the Dutch A&A investment. Currently, there are six directors.

SENTRY  TECHNOLOGY  CORPORATION
PART  II  -  OTHER  INFORMATION
-------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     List  of  Exhibits:  None

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2001.


PART  II  -  SIGNATURES


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SENTRY  TECHNOLOGY  CORPORATION
                                         -------------------------------


Date:     November  8,  2001             By:     /S/   PETER  J.  MUNDY
          ------------------             ------------------------------
                                         Peter  J.  Mundy,
                                         Vice  President  -  Finance
                                         and Chief  Financial  Officer
                                         (Principal  Financial  and
                                          Accounting  Officer)