Form 10-K
period 2001-12-31
SENTRY TECHNOLOGY CORP
filed 2002-03-29
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                                  ____________

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  TRANSITION  PERIOD  FROM  __________  TO  ___________

                        COMMISSION  FILE  NUMBER:  1-12727
                                 _________________

                          SENTRY TECHNOLOGY CORPORATION

     (EXACT  NAME  OF  THE  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

                  DELAWARE                           96-11-3349733
          ----------------------                    ---------------
     (STATE  OR  OTHER  JURISDICTION  OF           (I.R.S.  EMPLOYER
     INCORPORATION  OR  ORGANIZATION)               IDENTIFICATION  NO.)


             350  WIRELESS  BOULEVARD,  HAUPPAUGE,  NEW  YORK  11788
             -------------------------------------------------------
            (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)  (ZIP  CODE)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (631)  232-2100
                                                               ---------------

       Securities registered pursuant to Section 12(b) of the Act:  None.


           Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                              --------------------

                          Common Stock, $.001 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  X    No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,000,000 million based upon the closing price of such securities on the OTC Bulletin Board on that date. At March 27, 2002, the Registrant had outstanding 61,542,872 shares of Common Stock.

Documents  Incorporated  by  Reference
--------------------------------------

None.

------

                                     PART I
                                     ------


Item  1.     Business.
-------      --------

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

     Video designs, manufactures, markets, installs and services a programmable traveling closed circuit television surveillance system that delivers a high quality video picture which is used in a wide variety of applications. Video also acts as a system integrator for conventional CCTV products that it markets, installs and services. Video's predecessor was founded in 1990 and made its first sales in 1992. Video was merged into Knogo as of December 31, 2000.

RECENT  DEVELOPMENTS

     Our strategy following the Merger in 1997 was to use Knogo's engineering staff and excess manufacturing capacity resulting from a 1994 restructuring for the reengineering and production of its proprietary and patented SentryVision programmable traveling closed circuit television surveillance ("CCTV") systems. With the reengineering completed, management believed that sales of SentryVision, which had fallen in the final year that Video was a separate corporation, would rebound.

     While the engineering staff was able to resolve substantially the design and manufacturing problems associated with SentryVision , the sales of the system did not achieve the levels anticipated by the Company.

     Furthermore, while still profitable, sales of Knogo's Electronic Article Surveillance ("EAS") systems have continued to erode due to the attention we gave to the reengineering and marketing of SentryVision as well as competition from lower-priced "off-the-shelf" systems and competition from larger, better-financed competitors such as Sensomatic Electronics Corporation and Checkpoint Systems Inc. In addition, due to a non-compete provision entered into by Knogo in 1994, we were not permitted to market our EAS products outside of the United States and Canada. The non-compete provision expired at the end of 1999.

     We recognized that, because of our continuing operating losses and the depletion of our tangible assets to fund ongoing operations, our ability to continue to market our existing SentryVision and EAS products and to develop new products and product extensions to allow us to remain competitive would require additional investment.

     On January 8, 2001, Dutch A&A Holding B.V. ("Dutch A&A") acquired 23,050,452 shares of the Company's common stock for $3.0 million, $1.0 million of which was paid in January 2001, and the remaining balance was paid in equal $1.0 million installments on April 30, 2001 and August 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of RFID, access control and anti-theft electronic article surveillance products and accessories.

     Dutch A&A currently owns 37.5 percent of the outstanding common stock of the Company. At any time prior to January 8, 2002, Dutch A&A had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any ten-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares was to be determined by multiplying the actual number of shares to be purchased by $.001; otherwise, the purchase price would be $1.5 million. At any time prior to January 8, 2003, Dutch A&A may increase its ownership of the Company's common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a ten-day period during the two years preceding January 8, 2003, is at least $25.0 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If Dutch A&A previously exercised its right to acquire shares increasing its investment to 51% of the Company's common stock, but the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million. In November 2001, the first average market value threshold of $15 million was achieved entitling Dutch A&A to 51% ownership. At the request of Dutch A&A, Sentry agreed to extend the expiration of this purchase right to January 8, 2003. In addition, Dutch A&A agreed to extend its distribution agreement with Sentry for an additional year. As a condition to the investment by Dutch A&A, the stockholders of the Company elected three nominees of Dutch A&A to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dutch A&A has not acquired 51% of the Company's common stock by January 8, 2003, one of the three nominees of Dutch A&A will resign and be replaced, with the consent of Dutch A&A, by a nominee of the directors of the Company who are not nominated by Dutch A&A.

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

     In addition, on December 28, 2000, our Board of Directors increased the number of Directors from five to seven effective upon the closing of the Dutch A&A investment. Upon the resignation of one Board member in March 2001, the Board presently has six members.

THE  SENTRYVISION  SYSTEM

     SentryVision refers to our family of traveling CCTV surveillance systems. Over the years, Video has developed various generations of traveling CCTV surveillance systems including the H-System, OH-System, the original
SentryVision  and  currently  the  new  and  improved  SmartTrack  system.

     All versions of the product consist of a camera carriage unit, a continuous track enclosed with tinted or mirrored glass enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries one or two PTZ CCTV cameras, electronic transmission components and motor drives. The carriage track and enclosure are designed to custom lengths for more complete viewing. The carriage unit transmits video and control signals from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as analog and digital videocassette recorders, alarm inputs, fixed cameras, PTZ dome cameras, switches/multiplexers, voice intercom systems, panic buttons and remote viewing capability using dedicated phone lines or internet technology.

     Unlike  our  previous  products,  our  recently  developed  SentryVision
SmartTrack system features one or two state-of-the-art pan, tilt and zoom ("PTZ") domes providing for 360 unobstructed views to eliminate most blind spots. Additionally, SmartTrack utilizes sophisticated software that provides six tours and up to 60 presets per camera carriage to allow programmable viewing and recording with or without an operator. The improvements made to the carriage make the new SmartTrack system the fastest and most reliable traveling CCTV surveillance system in the history of SentryVision product offerings. SmartTrack is our premier product, replacing all previous generations of SentryVision products.


     Video's proprietary CCTV system, called SentryVision , is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. SentryVision may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 2001, 1,170 SentryVision systems had been installed in approximately 500 customer locations in North America. Current customers include Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Symbol Technologies, Menards, UPS, J.C. Penney, Canadian Tire, Reno Depot, Este Lauder, Kohl's Department Stores, Disney Direct Marketing and
Duke University. In addition, during 2001, the Company's international distributors installed 19 SentryVision systems in 13 customer locations in Western Europe, Latin America and Asia. Our international customers include Carrefour, Auchon, Cora, Castorama, B & Q, and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Video's customers to date, we believe SentryVision is a cost-effective solution which can improve the operations of our customers.

     Video sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, we have identified a number of specific market segments for which SentryVision is well suited for loss prevention surveillance, including home centers, mass merchandise chains, supermarkets, hypermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers.

     SentryVision is typically installed in large retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Video specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with SentryVision . The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting, employee theft or performance evaluation of client personnel. Typically, SentryVision has been installed near the ceiling between the rows of cash registers and the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera pan, tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Video's current installations indicate significant improvements in detecting shoplifting and employee theft.

     More recently, retailers have integrated SentryVision with "front end" packages of conventional CCTV cameras, dedicated to monitoring the registers and allowing users to locate the traveling camera track where the maximum coverage of in-store traffic can be monitored. The SentryVision system is today generally sold in conjunction with conventional CCTV applications. Customers using the SentryVision system have reported significant reductions in theft-related inventory shrinkage.

Retail  Market  Applications
----------------------------
- Home Centers. Video has installed 771 systems in more than 307 store locations for 7 customers in the home center segment of the retail market. Typical of our customers in this market are Lowe's Home Centers, with more than 750 stores in 42 states, and Mills Fleet Farm, a 29 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. We applied different solutions to this common problem in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

- Mass Merchandise Chains. Video has installed 96 systems for customers in this segment, including Sears, Navy Exchange and Target Stores. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

- Supermarkets. Video has installed 31 systems in 29 store locations for 7 supermarket customers. The targeted coverage in most of these installations has been the entire retail space. Supermarket chains using SentryVision include Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart.

Industrial  Market  Applications
--------------------------------
- Distribution Centers. Video also provides loss prevention surveillance for distribution centers and warehouses, and has installed 85 systems in distribution centers for 37 different retailers including Kohl's Department Stores, Target Stores, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records, Big Dog and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. So far SentryVision use in factories has been limited but the benefits of continuous tracking of industrial operations and processes indicate future growth. Continued expansion of the SentryVision dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Installations include Symbol Technologies, AT&T Wireless, Federal Express, UPS, Wyeth-Ayerst Labs, USF Logistics and Thompson Electronics.

- Internet Data Centers. Video markets SentryVision systems to internet data centers (IDC's). Most IDC's are full service business internet providers with state-of-the-art systems that host, monitor and maintain mission-critical web-sites, e-commerce platforms and business applications for small to medium sized businesses. SentryVision systems are used to heighten security through remote video monitoring. Installations include FirstWorld Communications, Inc., Savvis and The Discovery Channel.

Institutional  Market  Applications
-----------------------------------
- Parking, Corrections, and Government Institutions. We have installed 108 systems in three parking garages at Duke University's Medical Center with major benefits identified as savings in guard costs, vandalism, safety and theft. SentryVision has been installed in correctional facilities in Texas, Michigan, New Mexico and Illinois, with reported safety benefits of continuous coverage in dormitory, recreation and visitation areas. SentryVision installations have also been completed in various government agencies including the Federal Reserve Bank, US Postal Service and US Immigration Service.

CONVENTIONAL  CCTV  SYSTEMS

     Conventional CCTV is cost effective in many applications and is the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, VCR's, monitors, switchers, multiplexers and controllers. As all of this equipment is manufactured for Video by outside vendors, we can provide our customers with state-of-the-art equipment for specific applications at favorable costs. We believe that, while less profitable than SentryVision and traditional EAS products, the CCTV products complement our other surveillance systems and provide retailers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when a theft alarm is triggered.

     While we believe that conventional CCTV and SentryVision are complementary security solutions, many companies have traditionally viewed them as competing solutions and have selected between conventional CCTV systems and SentryVision systems for their security solutions. We have received indications that our largest single SentryVision customer, Lowe's Home Centers, continues to project that the bulk of its orders in 2002 will be for conventional CCTV systems.

     Remote video transmission and digital recording are other potential growth areas for Video. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and multiplexer, and eliminating the videotape. Video markets digital video recording and a remote video transmission unit developed by third-party vendors including Kalatel, Integral and Trakonic.

     We now are the exclusive provider of Trakonic's proprietary solution for remote control of traveling CCTV camera images and movement over wireless local area networks, using a hand held Personal Digital Assistant (PDA). Under our agreement, we now have the exclusive right to market the Trakonic solution with traveling CCTV systems. Using a PDA, security personnel and operation managers are free to tour their facilities while maintaining full view and control of the video surveillance system both for security and operational purposes, using local area wireless networks. All viewed images are simultaneously stored on a digital video recorder, which is an added value component of the Trakonic system.

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

     In 2001, we continued marketing CCTV to the school market. Successful installations were completed with reported benefits including decreased vandalism and improved safety. In schools, conventional CCTV is an extremely cost effective security option with Digital Recording and Remote Video Transmission becoming attractive options for large school districts.

     Our largest single school CCTV installation was at the Norristown (PA) High School with 111 cameras, using digital recording and fiber optic cabling. It is an advanced cost effective system with video from all cameras instantly accessible on their network. The contract value was approximately $0.3 million.


EAS  SYSTEMS

     EAS systems consist of detection devices which are triggered when articles or persons tagged with reusable tags or disposable labels, (referred to as tags), pass through the detection device. The EAS systems which Knogo manufactures are based upon three distinct technologies. One, the Radio Frequency ("Knoscape RF ") System, uses medium radio frequency transmissions in the two to nine megahertz range. Second, the "Ranger " system uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Magnetic ("Knoscape MM ") system uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz. Knogo also manufactures a non-electronic dye-stain pin ("KnoGlo "). Since 1996, Knogo has been an authorized distributor of the library security systems and related products of Minnesota Mining and Manufacturing Company ("3M").

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

     At December 31, 2001, the approximate number of EAS Systems sold or leased by Knogo and its predecessors exceeded 25,000.

Radio  Frequency  and  Ranger  Detection  Systems

     Knogo manufactures and distributes the Knoscape RF system, the principal application of which is to detect and deter shoplifting and employee theft of clothing and hard goods in retail establishments. Knogo also manufactures and distributes the Ranger system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas which ordinarily would require multiple Knoscape RF systems for adequate protection. The Knoscape RF and Ranger systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling (Silver Cloud) and mounted in or on the floor in a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags, containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF systems or installation of one or more Ranger systems, the Company's products have the ability to protect any size entrance or exit.

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

     Knoscape RF and Ranger systems generally have an economic useful life of six years (although many of Knogo's systems have been operating for longer periods), have a negligible false alarm rate and are adaptable to meet the diversified article surveillance needs of individual retailers.

Magnetic  Detection  Systems

     The primary application of Knoscape MM systems is to detect and deter theft in "hard goods" applications such as supermarkets, bookstores and in other specialty stores such as video, drug, liquor, shoe, record and sporting goods.

     Knoscape MM systems use detection monitors which are activated by electromagnetically sensitized strips. The MM targets are typically attached to the articles to be protected and are easily camouflaged on a wide array of products. The detection monitors used by the Knoscape MM systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced, making them suitable for a variety of retail applications. In addition, the MM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected. Accurate deactivation is also very important when the item to be protected is a personal accessory that will be carried by its owner from place to place, such as pocket books, pens, lipstick, shoes, camera film and cameras.

     The Knoscape MM system offers retailers several features not available in Knoscape RF and Ranger systems. Since the target is very small, relatively inexpensive and may be inserted at the point of manufacture or packaging, it provides retailers with a great deal of flexibility and is practical for permanent attachment to a wide variety of hard goods, especially low profit-margin products. The target can be automatically deactivated at check-out, eliminating the risk of triggering alarms when merchandise leaves the store and saving sales personnel valuable time. Since the targets can be incorporated directly into a price tag or the article itself, they are convenient to use.

KnoGlo

     KnoGlo , a non-electronic, dye-stain pin, releases an indelible liquid when tampered with. Used with passive locking mechanisms without electronics, KnoGlo is often a retailer's first step in loss prevention. KnoGlo is also employed in stores with EAS systems as an extra layer of protection. Such protection is useful in problem areas (near mall door openings, for example) or where users must maximize selling space.

BOOKINGS

     Of Sentry's bookings for the year ended December 31, 2001, approximately 23 percent were attributable to SentryVision , 40 percent to CCTV, 31 percent to EAS and 6 percent to 3M library security systems. Of Sentry's bookings for the year ended December 31, 2000, approximately 17 percent were attributable to SentryVision , 39 percent to CCTV, 39 percent to EAS and 5 percent to 3M library security systems. For the year ended December 31, 1999, approximately 13 percent were attributable to SentryVision , 39 percent to CCTV, 42 percent to EAS, and 6 percent to 3M library security systems


MAJOR  CUSTOMERS

     Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2001, 2000 and 1999, Lowe's Home Centers accounted for 22%, 14% and 19%, respectively, of total revenues. In 2001, 2000 and 1999, Goody's Family Clothing accounted for 11%, 15% and 14% respectively, of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

PRODUCTION

     In October 1998, we ceased manufacturing at our Cidra, Puerto Rico facility and consolidated all manufacturing and assembly at our Hauppauge, New York facility. The Puerto Rico facility was sold in February 1999. The consolidation was intended to reduce operating costs and increase manufacturing controls by allowing management and engineering staffs to interface real time with the manufacturing process. However, as a result of product design and reliability issues identified throughout the year in 2000, redesign initiatives were implemented addressing both quality and manufacturability. In addition, in 2001, an enhanced quality assurance department was staffed, test equipment procured and measures implemented to address and resolve quality concerns.

Video
-----

     Video's manufacturing operations consist primarily of the assembly of its camera carriages and control units using materials and manufactured components purchased from third parties. Video is not dependent upon any particular supplier for these materials or components. Some parts are stock, "off-the-shelf" components, and other materials and system components are designed by Video and manufactured to Video's specifications. Final assembly operations are conducted at the Company's facilities in Hauppauge, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each system component and finished assembly undergoes a quality assurance check by Video prior to its shipment to an installation site. All SmartTrack electronic circuit board enclosures are tested and burned in for 72 hours. Upon completion, the finished product is tested and run for an additional 24 hours resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Video is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

Knogo
-----

     Knogo produces at our facilities in Hauppauge, New York, or purchases through suppliers, its Knoscape RF, Ranger, Knoscape MM and KnoGlo, or their components. Production consists of final assembly operations of printed circuitry, electronic and mechanical components that Knogo purchases from various suppliers. Independent contractors using existing molds and tooling produce plastic cases and antenna coils for the tags to Knogo's specifications. Through product redesign efforts, final assembly machines were modified to reduce production complexities. As a result, increased production run rates of this product have been realized, simultaneously increasing production quality and reducing manpower. Knogo is not dependent on any one supplier or group of suppliers of components for its systems. Our policy is to maintain Knogo's inventory at a level that is sufficient to meet projected demand for its products. We do not anticipate any difficulties in continuing to obtain suitable components for Knogo at competitive prices in sufficient quantities as and when needed.

MARKETING

     We market our products for Video and Knogo, jointly, through the direct efforts of approximately 15 salespersons located in select metropolitan areas across the United States and Canada, as well as through a network of dealers/system integrators. Marketing efforts include participation in trade shows, advertising in trade publications, targeted direct mailings and telemarketing. In addition, the effort is augmented through our Website which provides enhanced product and market oriented information. Internationally, we market SentryVision through large system integrators and distributors including Ultrak, Chubb, Cegelec and Intrepid.

Video
-----

     To date, most SentryVision and conventional CCTV Systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision systems involve invoicing 50% of total sale upon shipment of the product and 50% on the completion of the installation.

     While most of the current SentryVision and conventional CCTV sales have been made to home centers, retail chains and distribution centers, our marketing plan for Video also emphasized a dealer program for institutional, industrial and international prospects.

     Beginning in mid-1998, we began a program to market SentryVision through qualified security dealers and integrators. Much of the industrial and institutional SentryVision /CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we are able to reach a far larger number of SentryVision prospects and penetrate the market more rapidly. The program has generated much interest through trade advertising, direct mail and trade show participation. By the end of 2001, non-exclusive contractual relationships with security dealers were established including Professional Security Association (PSA), a group of 200 dealers with combined annual sales of approximately $800 million. Since then PSA has promoted SentryVision through its CCTV integrators. These and additional dealers are expected to generate significant SentryVision installations in industrial and institutional facilities in 2002. Recent sales were made through ADT, STG, Siemans, Mosler and Security Link.

     In addition, we market SentryVision internationally using independent distributors. The distribution agreements generally appoint a distributor for a specified term as the exclusive distributor for a specified territory. The agreements require the distributor to purchase a minimum dollar amount of the Company's product during the term of the agreement to retain exclusivity. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2001, we have distributors in Canada, UK, France, Mexico, Belgium, Holland, Italy, Singapore, Brazil and Argentina.

     During 2001, Video placed in service 97 SentryVision systems and 4,257 CCTV cameras, as compared to 84 SentryVision systems and 3,424 CCTV cameras in 2000 and 58 SentryVision systems and 5,066 CCTV cameras in 1999.

Knogo
-----

     Knogo EAS systems are marketed on both a direct sales and lease basis, with direct sales representing the majority of the business. The terms of the standard leases are generally from one to five years. The sales prices and lease rates vary based upon the type of system purchased or leased, number and types of targets included, the sophistication of the system employed and, in the case of a lease, its term. In the case of the Knoscape MM systems, detection targets which are permanently attached to the item to be protected are sold to the customer even when the system is leased. Therefore, in the case of either a sale or lease of a Knoscape MM system, as the customer replenishes its inventory; additional targets will be required for those items to be protected. We also market a more expensive, removable, reusable detection tag for use with the Knoscape MM systems on certain products such as clothing and other soft goods.

     During each of the years ended December 31, 2001, 2000 and 1999 Knogo placed in service 675, 347 and 439, respectively, Knoscape RF , Ranger , and
Knoscape  MM   systems.

     RF and Ranger systems continue to be used by apparel and department stores which have wide exit areas and a desire for deterrence based on reusable hard tags. Both the Silver Cloud and Knoscape RF systems are universal in that they can detect both 2 MHz hard tags and 8 MHz labels. In the latter part of 1999, Knogo introduced a new 8MHz P-2000 RF system designed for both hard and soft good customers. The P-2000 system is economical and self-installable by the customer.

     Supermarkets, bookstores, video stores and specialty stores remain good prospects for MM systems due to the small size and low cost of Micro-Magnetic strips. Since 2000, Knoscape MM Systems feature updated digital electronics. Knoscape MM Systems detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

     The library market continues to be a substantial market for magnetic technology. In March 1996, 3M and Knogo entered into a strategic alliance to provide universal asset protection to libraries across North America. The agreement, effective through March 2002, permits Knogo to act as a distributor of all of 3M's library products, including the 3M Tattle-Tape Security Strips, detection systems, 3M SelfCheck System hardware and software and other 3M library materials flow management products and accessories to public, academic and government libraries. In 1998, we designed and developed for 3M a new library specific magnetic EAS system which in turn was added to this product listing. Under the agreement, 3M provides service and installation for all new and existing Knogo library customers throughout North America. In exchange for these agreements, we agreed not to compete against 3M for sales and service of EAS Systems in the library market until March 2004.

DUTCH  A&A  SECURITY  PRODUCTS

     In February 2001, we introduced a new EAS system manufactured by Dutch A&A, which is housed in slender self-contained Plexiglas panels. The new 9000 PL 8.2 MHz system provides retailers with clear lines of sight at the front end along with the durability of solid Plexiglas. The panels can be custom printed with the retailer's logo for enhanced image and trade name awareness. The system's electronics which are built-in to the base of the Plexiglas antenna provide detection of 8.2 MHz labels and hard tags in aisles up to six feet wide. The 9000 PL system is offered in both single and dual aisle configurations and is compatible with all existing 8.2 MHz tags and checkout accessories. The Plexiglas RF system is the first in a series of new products being brought to market by the Company as a result of a distribution agreement with Dutch A&A. In addition, Dutch A&A will introduce through Sentry, LaserFuse, a new RF label technology, which is compatible with, and an alternative to the labels offered by Checkpoint Systems, Inc. In the future, we will also sell Dutch A&A products in the proximity access control and RFID markets.

BACKLOG

     Our backlog of orders was approximately $6.0 million at December 31, 2001, as compared with approximately $5.8 million at December 31, 2000 and $3.2 million at December 31, 1999. We anticipate that substantially all of the backlog present at the end of 2001 will be delivered during 2002.

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

     Installations of SentryVision systems typically take from three days to several weeks and involve mounting the enclosures, installing the controller unit, installing the carriage assembly, and connecting control and transmission cables to the central monitoring location. Items such as high voltage power termination wiring are typically the responsibility of the end user.

     Throughout the first half of 1999, we focused on recruiting and training entry level installers for SentryVision and CCTV. As the travel costs for these employees rose unacceptably, in the second half of the year we expanded our program of hiring local sub-contractors for installation work and refocused our employee efforts on service and maintenance work.

     A great deal of our efforts was directed at servicing the existing SentryVision systems, as reliability problems were not completely resolved. Our engineering efforts were directed at resolving electronic problems, which resulted in numerous service calls and in the re-design of printed circuit boards to upgrade them and increase their performance and reliability. These issues were substantially resolved in the first half of 1999. Mechanical reliability issues then became our focus in the latter half of 1999 as system problems continued. These issues appear to have been largely resolved with the development and introduction in 1999 of new drive and idler wheels, brush block assemblies and wire harnesses.

     The use of subcontractors supervised by Company employees proved cost effective with no sacrifice in quality. A network of qualified contractors was established. In the second half of 1999, we released 34 installation employees and retained only our most technically skilled employees. We intend to continue to focus on EAS, SentryVision and CCTV technical service and maintenance and continue to expand our contractor network for installation work.

     This strategy has resulted in significant cost savings. In addition, we retain our reputation of technical expertise within the industry and management efforts can be focused on increased electronics training for our employees, distributors and sub-contractors.

     Since 2000, we have added 19 Service Partners and installation contractors in 20 key market areas. In total, we have more than 60 factory trained service technicians in the field to augment service provided by Company employees. Many of these partners are factory trained and have contractual commitments to provide prompt, quality service at our direction. The field service management structure was also modified so that two of our most experienced managers will focus exclusively on quality control with our service partners.

     In addition, our Call Center was reorganized and a new supervisor appointed. Technical support functions were transferred to our Design Center personnel and all service requests are now screened extensively via telephone. Initial results have been highly successful in lowering the number of on-site visits required to resolve service issues.

     In 2001, we focused on improving the quality of our service delivery system and we were successful. Telephone surveys were conducted after installations were completed and we achieved a 96% approval rating. Our employees remained focused on technical service and maintenance. Technician headcount was reduced to 41 at the end of 2001 as we continued to develop expertise among our service and installation partner companies.

     Our Design Center personnel continued to screen all service requests and were able to close almost 500 calls over the telephone, avoiding costly service calls. In addition, careful screening allowed us to ship replacement parts in advance of the technician's arrival increasing our ability to complete calls in a single visit.

     Customer service is a priority and we are focused on continued improvements in 2002. Since the introduction of the new and more reliable SentryVision SmartTrack System, we expect sales to increase. We anticipate that increased installation and service work can be supported by the existing headcount and infrastructure.

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

     To our knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic (recently purchased by Tyco), Checkpoint Systems, Inc., Philips, Inc., Pelco Manufacturing, Inc., Panasonic, Inc., and Ultrak, Inc. are the Company's principal competitors. Sensormatic has also begun marketing a traveling CCTV system in the US. Outside the US, we are aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B., Sensormatic and DETI in France and Moving Cameras Ltd. in the UK. Some of our competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

     In connection with the merger of Knogo's international EAS business with Sensormatic in December 1994, Knogo agreed with Sensormatic that Knogo would not compete with Sensormatic in selling EAS and conventional CCTV products in areas outside of the United States, Canada and Puerto Rico through the period ending December 29, 1999. Since then, Sentry has promoted selected EAS systems and tags through a distribution network outside of North America although Sentry is not permitted to use the Knogo name outside of the United States and Canada.

PATENTS  AND  OTHER  INTELLECTUAL  PROPERTY

     Although patent protection is advantageous to Sentry, we do not consider any single patent or patent license we own or hold to be material to our operations. We believe that our competitive position ultimately will depend on our experience, know-how and proprietary data, engineering, marketing and service capabilities and business reputation, all of which are outside the scope of patent protection.

Video
-----

     Video has a United States patent covering the cable-free transmission of a video signal to and from the carriage. This technology prevents degradation of the video signal which can result from the movement of and prolonged friction caused by the carriage. Two additional U.S. patents were received in 2000 for improvements made to the original technology which has been incorporated into the SmartTrack product. Video also has received a corresponding European patent and eleven foreign country patents. We intend to seek patent protection on specific aspects of the SentryVision system, as well as for certain aspects of new systems which may be developed for Video. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Video.

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

     Video has also relied on the registration of trademarks and trade names, as well as on trade secret laws and confidentiality agreements with its employees. While we intend to continue to seek to protect Video's proprietary technology and developments through patents, trademark registration, trade secret laws and confidentiality agreements, we do not rely on such protection to establish and maintain Video's position in the marketplace. Management believes that improvement of Video's existing products, reliance upon trade secrets and on unpatented proprietary know-how, and the development of new products will be as important as patent protection in establishing and maintaining a competitive advantage.

Knogo
-----

     Knogo has 28 United States and Canadian patents and one patent applications relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Knogo in its Knoscape RF , Ranger and Knoscape MM systems, (ii) various specific improvements used in the Knoscape RF , Ranger and Knoscape MM systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Knogo's EAS systems.

     Sensormatic and Knogo license certain patent rights and technology to each other, for use in their respective territories, pursuant to the License Agreement dated December 29, 1994, entered into in connection with the 1994 Sensormatic transaction.

RESEARCH  AND  DEVELOPMENT

     At December 31, 2001, Sentry had 6 employees located in the United States engaged full-time in research and engineering and product development. Under our relationship with Dutch A&A, we receive benefit from R&D activities of Dutch A&A subsidiaries, which is expected to leverage our research and development expenditures particularly in the area of EAS and RFID products. In addition, we may from time to time retain consultants for specific project assistance. For the years ended December 31, 2001, 2000 and 1999, approximately $0.6 million, $0.9 million and $1.3 million, respectively, was expended on Company-sponsored research.

     Responding to high numbers of service calls for systems in the field, the majority of our research and development expenditures in 2000 was directed towards improving the reliability and performance of the SentryVision product line. Enhancements were made to the mechanical, electrical and optical portions of the system. These changes were so significant that they led to the design of a completely new product called SmartTrack. Extensive software enhancements were built in to provide programmability, user friendliness and field service diagnostics.

     The mechanical aspects of the systems were designed around one or two 360 pan, tilt and zoom camera modules. Electronics were redesigned for easier serviceability. Reliability and video quality were also improved.

     SmartTrack was field tested in the fourth quarter of 2000 and full production of this new system began in the third quarter of 2001. SmartTrack will replace earlier generations in our line of Sentry Vision products.

     In addition to the creation of SmartTrack, our engineers worked on continued enhancements to our Magnetic EAS systems during 2001.

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

     Industry Canada, the department of the Canadian federal government that regulates and licenses the radio frequency spectrum in Canada, has brought to our attention that several hundred of the units of the earlier generation of Ranger 1 and 2 EAS devices sold by our Knogo subsidiary to retailers in Canada do not comply with the relevant Industry Canada technical standards, and may cause interference to other users of the radio spectrum. Industry Canada has written to the customers concerned to apprise them of the situation, and to demand that the non-compliant devices be removed or replaced with compliant ones. The Company has been working with Industry Canada officials and the retailers concerned to put in place a replacement program and a schedule that will satisfy both the retailers and Industry Canada. A majority of these retailers have subsequently upgraded to compliant EAS devices, and discussions are continuing with others. Under the Radiocommunication Act (Canada) (the "Act") which it administers, Industry Canada has extensive powers to, among other measures, confiscate radio equipment that is non-compliant, and to initiate prosecutions for alleged violations of the regulatory provisions in the Act. However, Industry Canada's normal practice is to use co-operative approaches to problems of technical non-compliance or radio interference, and to work with the parties concerned to resolve such problems within a reasonable time frame. As a result of our continuing efforts in co-operating with Industry Canada, we believe that the few remaining issues relating to the Ranger 1 and 2 problems will be resolved in 2002.

EMPLOYEES

     At December 31, 2001, the Company and its subsidiaries employed 130 full-time employees, of whom 20 were employed in administrative and clerical capacities, 6 in engineering, research and development, 32 in production, in 23 marketing and sales and 49 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements. We believe that our relations with employees are good.

Item  2.     Properties.
-------      ----------

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

Item  3.     Legal  Proceedings.
-------      ------------------

     Although we are involved in ordinary, routine litigation incidental to our business, we are not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.
-------      -----------------------------------------------------------

     During the fourth quarter of the fiscal year ended December 31, 2001, there were no matters submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.



                                     PART II
                                     -------

Item  5.     Market  for  the  Company's  Common  Equity and Related Stockholder
-------      -------------------------------------------------------------------
Matters.
-------

     (a)     Price  Range  of  Common  Stock.

     The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the American Stock Exchange composite tape until March 31, 2000 and thereafter as reported on the over-the-counter bulletin board.

                                     Stock Prices
                                     ------------
                                High       Low       Close
                                ----       ---       -----
2000
    First Quarter            $ 0.688    $ 0.156    $ 0.250
    Second Quarter             0.500      0.063      0.094
    Third Quarter              0.250      0.063      0.141
    Fourth Quarter             0.250      0.045      0.063

2001
    First  Quarter           $ 0.093    $ 0.040    $ 0.045
    Second  Quarter            0.210      0.045      0.125
    Third  Quarter             0.200      0.080      0.110
    Fourth  Quarter            0.255      0.100      0.150

2002
     First  Quarter          $ 0.220    $ 0.130    $ 0.130
     (through March 27, 2002)

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

     (b)     Holders  of  Common  Stock.

     The Common Stock began trading on the American Stock Exchange on February 13, 1997 under the symbol "SKV." Prior to such date, no public market for the Common Stock existed. As of March 27, 2002, the Company had 61,542,872 shares of Common Stock issued and outstanding, which were held by 256 holders of record and approximately 2,900 beneficial owners.

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

     For additional information with respect to the Class A Preferred Stock, see
Note  1  to  the  Consolidated  Financial  Statements.

Item  6.     Selected  Financial  Data
-------      -------------------------

     The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. This consolidated financial data includes certain assets and liabilities of Knogo, on a historical basis, relating to Knogo's operations in the United States, Canada and Puerto Rico prior to February 12, 1997 and includes the results of operations of Video Sentry after that date. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                         (AMOUNTS  IN  THOUSANDS  EXCEPT  FOR  PER  SHARE  DATA)

Years Ended December 31, . . . . . . . . . . . . . . . . . . . . .     1997      1998       1999       2000      2001
                                                                   ---------  --------  ---------  ---------  --------

SELECTED STATEMENT OF OPERATIONS DATA:
Sales, service, rentals and other . . . . . . . . . . . . . . . .  $ 21,996   $26,364   $ 20,198   $ 18,259   $17,212
Sales to Sensormatic. . . . . . . . . . . . . . . . . . . . . . .     2,570     1,792      2,083      1,606        87
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .    24,566    28,156     22,281     19,865    17,299
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .    12,882    14,412     14,339     11,120     8,879
Customer service expenses . . . . . . . . . . . . . . . . . . . .     4,772     6,253      5,457      4,464     4,361
Selling, general and administrative
      Expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     9,629    10,118      9,169      7,576     5,773
Purchased in-process research and
development . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,200         -          -          -         -

Restructuring and impairment charges. . . . . . . . . . . . . . .         -         -      3,026      2,981         -
Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . .         -         -        503          -         -
Loss before income taxes  . . . . . . . . . . . . . . . . . . . .   (17,743)   (4,483)   (11,034)    (7,821)   (2,911)
Loss before cumulative effect
      of change in accounting principal . . . . . . . . . . . . .   (17,917)   (4,504)   (11,034)    (7,821)   (2,911)

Cumulative effect of change in accounting     principal . . . . .         -         -          -        301         -
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (17,917)   (4,504)   (11,034)    (8,122)   (2,911)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . .     1,067     1,263      1,326      1,337        25

Return to common shareholders from redemption of preferred stock.         -         -          -          -    27,198
Net income (loss) available to
common shareholders . . . . . . . . . . . . . . . . . . . . . . .   (18,984)   (5,767)   (12,360)    (9,459)   24,262
Net income (loss) per common share:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2.08)    (0.59)     (1.27)     (0.97)     0.40
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2.08)    (0.59)     (1.27)     (0.97)     0.39


As of December 31, . . . . . . . . . . . . . . . . . . . . . . . .    1997      1998       1999       2000      2001
                                                                    ---------  --------  ---------  ---------  --------
SELECTED BALANCE SHEET DATA:

Working capital . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,415   $12,668   $  6,290   $  2,173   $ 2,235
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    35,937    33,496     22,007     13,845    11,561
Property, plant and equipment, net. . . . . . . . . . . . . . . .     6,948     4,348      3,934      3,324     2,962
Obligations under capital leases. . . . . . . . . . . . . . . . .     3,313     3,241      3,058      2,892     2,751
Redeemable cumulative preferred stock . . . . . . . . . . . . . .    25,254    26,517     27,843     29,180         -
Total common shareholders' equity (deficit) . . . . . . . . . . .     1,792    (3,975)   (16,335)   (25,794)    2,891


Item  7.     Management's  Discussion  and  Analysis  of  Financial
-------      ------------------------------------------------------
             Condition  and  Results  of  Operations.
             ---------------------------------------

CRITICAL  ACCOUNTING  POLICIES

     Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are allowance for doubtful accounts, inventory obsolescence and accrued warranty.

     Allowance for Doubtful Accounts -- We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer financial statement information, credit rating reports as well as other external documents and public filings. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

     Inventory Obsolescence - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required.

     Accrued Warranty - We provide for the estimated cost of product warranty at the time revenue is recognized. We calculate the reserve utilizing historical product failure rates and service repair costs by product family. These rates are reviewed and adjusted periodically. We utilize judgment for estimating these costs and adjust our estimates as actual results become available.

     Related Party Transactions -- Details of related party transactions are included in Item 13 of this Form 10-K.


RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2000

     Consolidated revenues were 13% lower in the year ended December 31, 2001 than in the year ended December 31, 2000. Our overall domestic revenues continued to be impacted by the soft economic environment resulting in a slowdown or delay in new retail store openings of some of our customers. As part of our reorganization of our sales department, more than one-third of our account executives were terminated by June 2001. Following the release to the sales force in September of the new SmartTrack traveling camera system, we were able to hire qualified replacements in the middle of the fourth quarter. In addition, some large contracts expected earlier in the last quarter of the year were not received until the latter part of December 2001, delaying revenue recognition until the installations could be completed in 2002. The backlog of orders, which we expect to deliver within twelve months, increased to $6.0 million at December 31, 2001 as compared to $5.8 million at December 31, 2000. Also Sensormatic stopped ordering EAS OEM equipment resulting in a $1.5 million reduction of revenues. Total revenues for the periods presented are broken out as follows:


                                           2001            2000           Change
                                         -----------------------          -------
                                                  (in thousands)
EAS . . . . . . . . . . . . . . . . . .$  5,600          $ 7,545          (26%)
CCTV. . . . . . . . . . . . . . . . . .   4,833            5,340           (9%)
SentryVision. . . . . . . . . . . . . .   1,772            1,713            3%
3M library products . . . . . . . . . .     622            1,103          (44%)
                                         -----------------------          -------
Total sales . . . . . . . . . . . . . .  12,827           15,701          (18%)
Service, installation and other . . . .   4,472            4,164            7%
                                         -----------------------          -------
Total revenues. . . . . . . . . . . . .$ 17,299          $19,865          (13%)
                                         =======================          =======

     The decline in EAS sales in 2001 is primarily a result of lower OEM sales to Sensormatic and lower sales to one of our major customers. We do not currently expect an increase in sales to Sensormatic in the future. The decline in CCTV was primarily related to a decrease in sales to the same customer. We are encouraged by the increase in SentryVision SmartTrack sales which gained momentum since the product was released to production in September 2001. Part of our sales strategy was to offer system trials to new and existing customers under a "Test-A-Track" program. Under this program, we install a system on a nominal cost trial basis. At the end of the trial, if satisfied, the customer purchases the system. To date, we have received only positive feedback from our customers on the features and reliability of SmartTrack resulting in new sales opportunities. In addition, we have offered new SmartTrack carriage upgrades to existing customers that result in lower revenue than new system sales. We have been successful selling SmartTrack to several domestic and international large-scale security dealer integrators with repeat order opportunities. We see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. Sales of 3M library products declined as we focused our sales efforts on Sentry produced products. Service revenues increased as a result of the higher installed equipment base of systems no longer under warranty.

     Cost of sales as a percentage of sales were 69% in 2001 as compared to 64% in 2000, excluding special charges described below. Higher scrap and rework costs and production inefficiencies due to reduced volume in our manufacturing operations were the primary cause of the increase in the percentage in the current year. In 2000, as part of our restructuring plan, we included in cost of sales, special charges of $1.0 million primarily representing provisions for obsolete or excess inventory. Those charges, in 2000, were a result of a combination of the introduction of SmartTrack, which replaced earlier generation SentryVision systems, and the substitution of certain Dutch A&A systems which were expected to replace systems in our EAS product lines.

     Customer service expenses decreased 2% in 2001 as compared to 2000 and the department generated a small profit due primarily to the successful implementation of a new service delivery model which included a reduction in the number of our customer service representatives and increased use of trained and qualified installation and service partners.

     Selling, general and administrative expenses decreased 24% to $5.8 million in 2001 from $7.6 million in 2000 primarily as a result of continuing cost saving measures, reduced infrastructure, lower selling expenses due to reduced sales and the elimination of the amortization of the goodwill, which was written-off in 2000.

     Research and development costs continued to decrease in 2001 when compared to the previous year due to further consolidation of facilities. The primary emphasis in the current year continued to be directed towards the completion of the new SentryVision SmartTrack system, which was released to production at the end of the third quarter. Additional savings were achieved through the shared research and development activities with Dutch A&A as a result of their investment.

     Interest expense decreased by $0.1 million in 2001 over 2000 primarily due to lower average borrowings under our revolving credit agreement and lower interest rates.

     In February 1997, we acquired the SentryVision product line through the merger with Video Sentry Corporation and assigned a value of $4.4 million to its patent and existing technology. At that time, we assigned a seven-year life to the technology. After the merger, we encountered severe liquidity problems due to declining sales of this premier product due to design faults, repeated repairs and the customer's perception that SentryVision was a costly and unreliable product. The cost of conventional CCTV products also declined during that period and added features made these systems more competitive when compared to SentryVision. In addition, several competitors, including the industry's leader - Sensormatic, produced their own cable free traveling camera systems that competed directly with us. We considered pursuing a claim for patent infringement against Sensormatic, but have decided not to pursue the claim at this time. We have made such significant changes from the original traveling CCTV system acquired from Video Sentry that they have become the basis for a new product, which we have named SmartTrack. With the development of the SentryVision SmartTrack system completed in the fourth quarter of 2000, we re-assessed the remaining carrying value of the intangible assets related to the original SentryVision products. Based on our review of the technological developments in the marketplace, we determined that the original traveling CCTV surveillance system goodwill and related patents no longer provide us with a competitive advantage, and as a result, we recorded an impairment charge in 2000 of approximately $3.0 million related to these assets. These impairment charges were calculated by comparing future discounted net cash flows to the goodwill's carrying value. Factors leading to the impairment were a combination of historical losses and insufficient estimated future cash flows from the SentryVision system.

     Due to net losses, we have not provided for income taxes in either of the periods presented. The book benefit for taxable losses generated in both periods presented was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

     As a result of the foregoing, Sentry had a net loss of $2.9 million in the year ended December 31, 2001 as compared to a net loss of $8.1 million in the year ended December 31, 2000.

     We recorded preferred stock dividends of $25,000 and $1.3 million in 2001 and 2000. In connection with the waiver of certain financial covenants under the agreement with our commercial lender, we were not allowed to pay cash dividends, including the cash dividend on our preferred stock which would otherwise have been payable in August of 1999, February and August 2000. At a special meeting of shareholders held on December 8, 2000, a proposal was adopted to pay a one-time stock dividend of .075 of a share of Class A Preferred Stock to preferred stockholders in lieu of accrued dividends on the effective date of the Dutch A&A investment, and immediately thereafter to reclassify each share of preferred stock into five shares of common stock. The Dutch A&A investment took place on January 8, 2001. The reclassification of the Class A Preferred Stock resulted in a return to the common shareholders of $27.2 million, which was recorded in the first quarter of 2001. This amount represents the difference between the fair market value of the common stock issued and the carrying amount of the preferred stock redeemed.

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 1999

     Consolidated revenues were 11% lower in the year ended December 31, 2000 than in the year ended December 31, 1999. We anticipated some of the reductions due to the downsizing of the sales and promotional budgets due to our fiscal constraints. However, delays in the installation schedules of our major customers also impacted reported revenues. The backlog of orders, which we expect to deliver within twelve months, was $5.8 million at December 31, 2000 compared to $3.2 million at December 31, 1999. Revenues from third party customers, other than Sensormatic, were 92% of total revenues in 2000 as compared to 91% in 1999. Total revenues for the periods presented are broken out as follows:

                                2000         1999      Change
                             -------      -------      -------
                               (in thousands)
EAS . . . . . . . . . . . .  $ 7,545      $ 8,982        (16%)
CCTV. . . . . . . . . . . .    5,340        6,035        (12%)
SentryVision. . . . . . . .    1,713        1,593          8%
3M library products . . . .    1,103        1,056          4%
                             -------      -------      -------
Total sales . . . . . . . .   15,701       17,666        (11%)
Service revenues and other.    4,164        4,615        (10%)
                             -------      -------      -------
Total revenues. . . . . . .  $19,865      $22,281        (11%)
                             =======      =======      =======


     The decline in EAS sales in 2000 was a result of lower sales of our magnetic products and lower OEM sales to Sensormatic. The decline in CCTV was primarily related to a decrease in sales to one of our major customers. While we had improved SentryVision's reliability and performance through technical modifications, it was still plagued by ongoing customer perception issues which resulted in no substantial sales increases.

     Cost of sales as a percentage of sales were 64% in 2000 as compared to 69% in 1999, excluding special charges described below. Lower scrap and rework costs relating to the SentryVision product line and better production efficiencies in our manufacturing operations were the primary cause of the decrease in the percentage in the current year. In addition, as part of our restructuring plan initiated in 1999, and in line with our future business plans, Sentry included in cost of sales, special charges of $1.0 million in 2000 and $2.1 million in 1999. These amounts primarily represented provisions for obsolete or excess inventory. In 2000, the charges were a result of a combination of the introduction of SmartTrack which will replace earlier generation SentryVision systems and the substitution of certain Dutch A&A systems which will replace systems in our EAS product lines. In 1999, the charges were required as a result of modifications and upgrades made to the Company's various product lines.

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

     Research and development costs were 33% lower in 2000 when compared to the previous year due to a 50% reduction in headcount and a more focused effort on product support. The primary emphasis in the current year has been directed towards the development of the new SentryVision SmartTrack system.

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

     In 2000, we recorded an impairment charge of approximately $3.0 million related to the carrying value of goodwill from the merger with Video Sentry more fully referred to above. These impairment charges were calculated by comparing future discounted net cash flows to the goodwill's carrying value. Factors leading to the impairment were a combination of historical losses and insufficient estimated future cash flows from the SentryVision system.

     During the fourth quarter of 1999, faced with continued losses and sales of the original SentryVision below projected levels, we undertook significant downsizing and operational changes, which resulted in restructuring and special charges of $3.0 million. These charges included involuntary termination costs of $0.6 million and workforce reductions of approximately 23% across almost all operating departments. In addition, we incurred non-cash charges of $2.4 million related to a write-down of goodwill based on revised estimates of future sales of the original SentryVision product.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As a result of the continued reduced revenue levels, continuing losses and potential cash flow deficiencies, we initiated actions in 1999 which included, among others, (a) reducing the number of employees, (b) attempting to improve our working capital, (c) closing and/or consolidating some of our facilities,
(d) consolidating some administrative functions, and (e) evaluating certain business lines to ensure that our resources are deployed in the most profitable operations. Our initial efforts to rationalize our operations commenced in the fourth quarter of 1999. Through 2000, the results of these efforts were not sufficient to prevent significant operating losses. During 2000, we primarily funded our operations through borrowings under our revolving credit facility, including an amendment to our borrowing base formula that provided for increased availability by up to $0.5 million through 2000, with periodic reductions until July 2001 when the excess facility expired. We were increasingly dependent upon future transactions, including the timely release of backlog orders from customers and subsequent cash collections, in order to generate sufficient cash flows and return to profitability. We had sold all available assets to raise cash to finance our operations. We were, therefore, increasingly dependent on borrowings under our revolving credit facility to finance our cash requirements.

     To strengthen our financial position, we continued to solicit other businesses within the security industry to ascertain the level of interest in a possible joint venture or equity investment. Since October of 1999, several parties had indicated interest in investment or merger with our company. In February 2000 we began discussions with Dutch A&A about a possible transaction. After many discussions and the exchange of information, we announced on August 8, 2000 that we had entered into an agreement pursuant to which Dutch A&A would invest $3 million in newly issued shares of our common stock. For this investment, Dutch A&A would receive 37.5% of our common stock then outstanding on a fully-diluted basis, after giving effect to the reclassification of our preferred stock into common stock. In addition, Dutch A&A has the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the common stock then outstanding. Currently, under the terms of the share purchase agreement, Dutch A&A has the right to acquire 51% of the common stock. The transaction was conditioned upon our shareholders' approval, including approval by our preferred and common stockholders, each voting as a class, to amend our certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at a rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; and (ii) to reclassify the Class A Preferred Stock into shares of common stock at a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding, and (iii) to increase the number of the authorized shares of common stock to 140,000,000. At the Special Meeting held on December 8, 2000, the shareholders approved these amendments.


     On January 8, 2001, Dutch A&A acquired 23,050,452 shares of our common stock for $3.0 million, $1.0 million of which was paid in January 2001, and the remaining balance paid in equal $1.0 million installments on April 30, 2001 and August 31, 2001. Concurrent with the share purchase agreement, we entered into a distribution agreement with Dutch A&A allowing us access to new products of Dutch A&A and allowing Dutch A&A access to our products for a period of no less than three years. The consummation of this transaction has substantially enhanced our liquidity and financial condition.

     To further address the continuing losses, our business plan for 2002 includes the following:

- Addition of new products, including high-end EAS systems and disposable tags and labels, proximity access control and RFID, through our distribution agreement with Dutch A&A.

- Increased promotion of SmartTrack, our new entry in the SentryVision family of products.

- Strengthening our international dealer network with new and more financially stronger business partners.

-     Sharing  of  marketing resources, and research and development, with Dutch
A&A.

- Joint participation with Dutch A&A in trade show activity and a refocus on expanding business with existing customers.

- Continuation and expansion of our Service Partner program to augment service provided by our employees.

-     Further  subletting  of  office  space  in  our  corporate  offices.

-     Additional  cost  cutting  measures.

     We have a revolving credit facility with GE Capital Corporation that permits us to borrow up to $8 million, subject to availability, under a borrowing formula based on accounts receivable and inventories. The credit agreement, which was due to expire on December 31, 2001, was extended through March 31, 2002. The facility is secured by a lien on substantially all of our assets. At December 31, 2001, we had borrowings of approximately $2.6 million, the maximum amount available under the facility. On February 21, 2002, we signed a commitment letter for a new revolving credit facility with CIT Business Credit. The amount of the facility and the terms are substantially the same as the expiring facility. We closed on the new facility on March 22, 2002. The new facility is for a period of three years expiring on March 22, 2005.

     We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of December 31, 2001.


     We believe that current cash reserves and cash generated by operations, together with borrowings under the new revolving credit facility, will be sufficient to meet our working capital and future capital expenditure requirements over the next twelve months.


     We will require positive cash flow from operations to meet our working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, we may be required to seek additional financing to meet working capital needs. We anticipate revenue growth in new and existing markets. We are striving to improve our gross margin and control our selling expenses and our general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining financing. Our future cash requirements are expected to depend on numerous factors, including, but not limited to; (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we may need to seek additional financing from Dutch A&A or to others to satisfy potential operating cash flow deficiencies.

     The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating and capital leases as of December 31, 2001.


Contractual                      Less than      1-3        4-5         After 5
Obligations           Total        1 Year      Years      Years         Years
                                     (In  Thousands)

Operating  Leases   $ 2,328       $ 155      $  465      $  310      $  1,398
Capital  Leases       5,623         351       1,138         752         3,382
                     ------       -----      ------      ------      --------
Total               $ 7,951       $ 506      $1,603      $1,062      $  4,780
                    =======       =====      ======      ======      ========


RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item is recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative is recorded in other comprehensive income and is recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings. We adopted SFAS No. 133 on January 1, 2001 and the implementation did not have a material impact on our consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 did not have a material impact on our financial statements.

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


CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry's two major customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel due to its current financial condition
(vi) the risk that the borrowing availability under the new credit facility will not be adequate to meet the Company's growth requirements and (vii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item
1.  Business-Competition."


Item  8.      Financial  Statements  and  Supplementary  Data.
-------       -----------------------------------------------

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES

TABLE  OF  CONTENTS
-------------------
                                                                            PAGE

INDEPENDENT  AUDITORS'  REPORT                                               30

CONSOLIDATED  FINANCIAL  STATEMENTS:

     Consolidated  Balance  Sheets  as  of  December  31,  2001  and 2000    31

     Consolidated  Statements  of  Operations  for  the  Years  Ended
          December  31,  2001,  2000  and  1999                              32

     Consolidated  Statements  of  Shareholders'  Equity  for  the  Years  Ended
          December  31,  2001,  2000  and  1999                              33

     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
          December  31,  2001,  2000  and  1999                              34

     Notes  to  Consolidated  Financial  Statements                       35-49


SCHEDULE  II  -  Valuation  and  Qualifying  Accounts                        50


INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Sentry Technology Corporation
Hauppauge,  New  York


We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte  &  Touche  LLP
Jericho,  New  York
March  22,  2002

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2001  AND  2000
(IN  THOUSANDS,  EXCEPT  PAR  VALUE  AMOUNTS)

                                                                       2001       2000
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $    423   $    927
  Accounts receivable, less allowance for doubtful accounts
    of $763 and $890, respectively. . . . . . . . . . . . . . . .     2,713      3,178
  Net investment in sales-type leases - current portion . . . . .        61         84
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .     4,740      5,274
  Prepaid expenses and other current assets . . . . . . . . . . .       338        202
                                                                   ---------  ---------
      Total current assets. . . . . . . . . . . . . . . . . . . .     8,275      9,665
NET INVESTMENT IN SALES-TYPE LEASES - Noncurrent portion. . . . .        35        100
SECURITY DEVICES ON LEASE - Net . . . . . . . . . . . . . . . . .        11         36
PROPERTY, PLANT AND EQUIPMENT - Net . . . . . . . . . . . . . . .     2,962      3,324
INTANGIBLES, including patent costs,
  less accumulated amortization of $296 and $298, respectively. .       234        247
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .        44        473
                                                                   ---------  ---------
                                                                   $ 11,561   $ 13,845
                                                                   =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit. . . . . . . . . . . . . . . . . . . .  $  2,599   $  2,920
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     1,153      1,463
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .     1,864      2,633
  Obligations under capital leases - current portion. . . . . . .       121        124
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . .       303        352
                                                                   ---------  ---------
      Total current liabilities . . . . . . . . . . . . . . . . .     6,040      7,492
OBLIGATIONS UNDER CAPITAL LEASES - Noncurrent portion . . . . . .     2,630      2,768
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY. . . . . . . . . . .         -        199
                                                                   ---------  ---------
      Total liabilities . . . . . . . . . . . . . . . . . . . . .     8,670     10,459

COMMITMENTS AND CONTINGENCIES (Notes 2, 10 and 15)
REDEEMABLE CUMULATIVE PREFERRED STOCK . . . . . . . . . . . . . .         -     29,180
COMMON SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value; authorized 140,000 shares,
    issued and outstanding 61,543 and 9,751 shares, respectively.        62         10
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .    44,403     12,859
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (41,574)   (38,663)
                                                                   ---------  ---------
      Total common shareholders' equity (deficit) . . . . . . . .     2,891    (25,794)
                                                                   ---------  ---------
                                                                   $ 11,561   $ 13,845
                                                                   =========  =========
See  notes  to  consolidated  financial  statements.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
(IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)

                                                          2001      2000       1999
REVENUES:
  Sales . . . . . . . . . . . . . . . . . . . . . . .  $12,827   $15,701   $ 17,666
  Service revenues and other. . . . . . . . . . . . .    4,472     4,164      4,615
                                                       --------  --------  ---------
                                                        17,299    19,865     22,281
                                                       --------  --------  ---------
COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . .    8,879    11,120     14,339
  Customer services expenses. . . . . . . . . . . . .    4,361     4,464      5,457
  Selling, general and administrative expenses. . . .    5,773     7,576      9,169
  Research and development. . . . . . . . . . . . . .      661       862      1,289
  Restructuring and impairment charges (Note 20). . .        -     2,981      3,026
  Gain on sale of assets (Note 18). . . . . . . . . .        -         -       (503)
                                                       --------  --------  ---------
                                                        19,674    27,003     32,777
                                                       --------  --------  ---------
OPERATING LOSS. . . . . . . . . . . . . . . . . . . .   (2,375)   (7,138)   (10,496)
INTEREST EXPENSE. . . . . . . . . . . . . . . . . . .      536       683        538
                                                       --------  --------  ---------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT ON CHANGE IN ACCOUNTING PRINCIPLE. . . . . .   (2,911)   (7,821)   (11,034)
INCOME TAXES. . . . . . . . . . . . . . . . . . . . .        -         -          -
                                                       --------  --------  ---------
NET LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE. . . . . . . . . . .   (2,911)   (7,821)   (11,034)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE . . . . . . . . . . . . . . . . . . . . .        -      (301)         -
                                                       --------  --------  ---------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . .   (2,911)   (8,122)   (11,034)
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . .      (25)   (1,337)    (1,326)
RETURN TO COMMON SHAREHOLDERS FROM
  REDEMPTION OF PREFERRED STOCK . . . . . . . . . . .   27,198         -          -
                                                       --------  --------  ---------
NET INCOME (LOSS) ATTRIBUTED TO
COMMON SHAREHOLDERS . . . . . . . . . . . . . . . . .  $24,262   $(9,459)  $(12,360)
                                                       ========  ========  =========

NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
    Basic . . . . . . . . . . . . . . . . . . . . . .  $  0.40   $ (0.94)  $  (1.27)
                                                       ========  ========  =========
    Diluted . . . . . . . . . . . . . . . . . . . . .  $  0.39   $ (0.94)  $  (1.27)
                                                       ========  ========  =========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic . . . . . . . . . . . . . . . . . . . . . .  $  0.40   $ (0.97)  $  (1.27)
                                                       ========  ========  =========
    Diluted . . . . . . . . . . . . . . . . . . . . .  $  0.39   $ (0.97)  $  (1.27)
                                                       ========  ========  =========

WEIGHTED AVERAGE COMMON SHARES:
    Basic . . . . . . . . . . . . . . . . . . . . . .   60,468     9,751      9,751
                                                       ========  ========  =========
    Diluted . . . . . . . . . . . . . . . . . . . . .   62,008     9,751      9,751
                                                       ========  ========  =========
See  notes  to  consolidated  financial  statements

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
(IN  THOUSANDS)

                                                                              RETAINED          TOTAL         REDEEMABLE
                                                               ADDITIONAL      EARNINGS         COMMON        CUMULATIVE
                                                COMMON STOCK     PAID-IN     (ACCUMULATED     SHAREHOLDERS'    PREFERRED
                                               SHARES   AMOUNT   CAPITAL       DEFICIT)     EQUITY (DEFICIT)     STOCK

BALANCE, JANUARY 1, 1999 . . . . . . . . . . . .   9,751  $10    $15,522      $(19,507)      $  (3,975)       $ 26,517

  Net loss and comprehensive loss. . . . . . . .       -    -        -         (11,034)        (11,034)         -

  Preferred stock dividends (Note 1) . . . . . .       -    -     (1,326)         -             (1,326)          1,326
                                                  ------  ---    --------     ---------      ----------       ---------

BALANCE, DECEMBER 31, 1999 . . . . . . . . . . .   9,751   10     14,196       (30,541)        (16,335)         27,843

  Net loss and comprehensive loss. . . . . . . .       -    -        -          (8,122)         (8,122)         -

  Preferred stock dividends (Note 1) . . . . . .       -    -     (1,337)         -             (1,337)          1,337
                                                  ------  ---    --------     ---------      ----------       ---------

BALANCE, DECEMBER 31, 2000 . . . . . . . . . . .   9,751   10     12,859       (38,663)        (25,794)         29,180

  Net loss and comprehensive loss. . . . . . . .       -    -        -          (2,911)         (2,911)           -

  Preferred stock dividends (Note 1) . . . . . .       -    -       (25)          -                (25)             25

  Redemption of preferred stock
       for common stock (Note 2) . . . . . . . .  28,667   29    29,176           -             29,205         (29,205)

  Net proceeds from common stock
      issued to Dutch A&A. . . . . . . . . . . .  23,050   23     2,388           -              2,411             -

  Exercise of stock options. . . . . . . . . . .      75    -         5           -                  5             -
                                                  ------  ---  --------       ---------       ---------       ---------

BALANCE, DECEMBER 31, 2001 . . . . . . . . . . .  61,543  $62   $44,403       $(41,574)         $2,891         $   -
                                                  ======  ===  ========       =========       =========       =========

See notes to consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998
(IN  THOUSANDS)

                                                                        2001      2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,911)  $(8,122)  $(11,034)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Gain on sale of assets. . . . . . . . . . . . . . . . . . . . .        -         -       (503)
    Depreciation and amortization of security devices and property,
      plant and equipment . . . . . . . . . . . . . . . . . . . . .      505       632        744
    Amortization of intangibles and other assets. . . . . . . . . .       33     1,010      1,594
  Provision for bad debts . . . . . . . . . . . . . . . . . . . . .       37       224        192
  Loss on impairment of assets. . . . . . . . . . . . . . . . . . .        -     2,981      2,440
  Changes in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . .      428     3,436      2,278
    Net investment in sales-type leases . . . . . . . . . . . . . .       88       317        539
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      534       (16)     2,124
    Prepaid expenses and other assets . . . . . . . . . . . . . . .       94      (534)       263
    Accounts payable and accrued liabilities. . . . . . . . . . . .   (1,079)      239       (480)
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . .      (49)      133        (30)
                                                                     --------  --------  ---------
        Net cash provided by (used in) operating activities . . . .   (2,320)      300     (1,873)
                                                                     --------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment . . . . . . . . . . . .     (124)       23       (294)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . . .        -         -      2,182
  Security devices on lease . . . . . . . . . . . . . . . . . . . .        6       (15)       (25)
  Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20)      (11)       (39)
                                                                     --------  --------  ---------
        Net cash provided by (used in) investing activities . . . .     (138)       (3)     1,824
                                                                     --------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit . . . . . . . .     (321)     (155)       310
  Repayment of obligations under capital leases . . . . . . . . . .     (141)     (166)      (183)
    Proceeds from exercise of stock options . . . . . . . . . . . .        5         -          -
  Proceeds of sale of stock, net. . . . . . . . . . . . . . . . . .    2,411         -          -
                                                                     --------  --------  ---------
        Net cash provided by (used in) financing activities . . . .    1,954      (321)       127
                                                                     --------  --------  ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .     (504)      (24)        78
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . . . . . . . . . . .      927       951        873
                                                                     --------  --------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . . . . . . . . . .  $   423   $   927   $    951
                                                                     ========  ========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   548   $   680   $    577
                                                                     ========  ========  =========
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $     -   $      -
                                                                     ========  ========  =========

See  notes  to  consolidated  financial  statements.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
---------------------------------------------------
1.   BASIS  OF  PRESENTATION

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

     Pursuant to the merger agreement, Sentry issued one share of common stock for each one share of Video Sentry common stock outstanding at the effective time of the merger. Sentry also issued one share of common stock and one share of Class A Preferred Stock for each 1.2022 shares of Knogo N.A. common stock outstanding. The Sentry Class A Preferred Stock had a face value of $5.00 per share and a cumulative dividend rate of 5.0% (the first two years of which are paid-in-kind). The preferred was nonvoting and subject to a mandatory redemption four years from the date of issuance and optional redemption by Sentry at any time after one year from the date of issuance. The redemption price was equal to $5.00 per preferred share (plus accrued and unpaid dividends as of the redemption date). The preferred stock was non convertible, but the redemption price could, in certain circumstances, be paid in common stock at Sentry's option. The total number of Sentry preferred shares authorized is 10,000,000.

     In January 2001, we entered into a capital transaction with Dutch A&A Holding B.V. ("Dutch A&A"). All preferred stock was redeemed prior to that transaction.

2.     INVESTMENT  BY  DUTCH  A&A

     On January 8, 2001, Dutch A&A acquired 23,050,452 shares of our common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining $1 million was paid on August 31, 2001. Dutch A&A is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories. Concurrent with the share purchase agreement, the Company entered into a distribution agreement with Dutch A&A allowing the Company access to new products of Dutch A&A and allowing Dutch A&A access to the Company's products for an initial period of not less than two years.

     As of January 8, 2001, Dutch A&A owned 37.5% of our outstanding common stock. Under the share purchase agreement, at any time prior to January 8, 2002, Dutch A&A had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001. In November 2001, this market capitalization threshold was met. At that time, our Board of Directors agreed to extend Dutch A&A's purchase right until January 8, 2003 in exchange for an extension of the distribution agreement for one year. Further, the share purchase agreement provides that at any time prior to January 8, 2003, Dutch A&A may increase its ownership of the Company's common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a 10-day period during the two years preceding January 8, 2003, is at least $25 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If Dutch A&A previously exercised its right to acquire shares increasing its investment to 51% of the Company's common stock, but the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million. As a condition to the investment by Dutch A&A, the Company's stockholders elected three nominees of Dutch A&A to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dutch A&A has not acquired 51% of the Company's common stock by January 8, 2003, one of the three nominees of Dutch A&A will resign and be replaced, with the consent of Dutch A&A, by a nominee of the Company's directors who are not nominated by Dutch A&A.

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

     Also, on December 28, 2000, the Board of Directors increased the number of directors from five to seven effective upon the closing of the Dutch A&A investment. The Board currently has six directors.

     The reclassification of the Class A Preferred Shares resulted in a return to the common shareholders of $27.2 million, which was recorded in the first quarter of 2001. This amount represents the difference between the fair market value of the common stock issued and the carrying amount of the preferred stock redeemed.

3.     SIGNIFICANT  ACCOUNTING  POLICIES

     BUSINESS - The Company is engaged in one segment and line of business, the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and employee theft and by commercial, manufacturing and governmental customers to protect people and assets.

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

     In accordance with SAB 101, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash increase in net loss of $301,000, or $0.03 per share for the year ended December 31, 2000. Had the Company adopted the provisions of SAB 101 at January 1, 1998, the effect on the consolidated financial statements would have resulted in a decrease in net loss of approximately $367,000 for the year ended December 31, 1999.

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

     Service revenues are recognized when earned and maintenance revenues are recognized ratably over the service contract period. Warranty costs associated with products sold with warranty protection are estimated based on the Company's historical experience and recorded in the period the product is sold.

     Included in accounts receivable at December 31, 2001 and 2000 is unbilled accounts receivable of $41,000 and $77,000, respectively.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid temporary investments with original maturities of less then ninety days to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

SECURITY DEVICES ON LEASE - Security devices on lease are stated at cost and consist of completed systems which have been installed.

DEPRECIATION AND AMORTIZATION - Depreciation of security devices on lease and property, plant and equipment is provided for using the straight-line method over their related estimated useful lives. Security devices on lease generally have estimated useful lives of six years, except the cost of security devices related to operating leases with purchase options are depreciated over the life of the lease.

INTANGIBLE ASSETS - Cost and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding 17 years, on a straight-line basis.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its long-lived assets, including security devices on lease, property and equipment, intangible assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS - It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, net investment in sales-type leases, revolving line of credit, accounts payable and obligations under capital leases) approximate their fair value at December 31, 2001 and 2000 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

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

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's foreign entity is the U.S. dollar. Unrealized foreign exchange transaction gains and (losses) are included in selling, general and administrative expenses and amounted to approximately ($28,000), ($31,000) and $35,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item is recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative is recorded in other comprehensive income and is recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings. We adopted SFAS No. 133 on January 1, 2001 and the implementation did not have a material impact on our consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 did not have a material impact on our financial statements.

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on our financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

4.     FINANCIAL  CONDITION  AND  LIQUIDITY

     The Company has incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To strengthen the Company's financial position, a number of activities have been initiated including:

- Investment of $3 million in newly issued shares of the Company's common stock by Dutch A&A. The transaction with Dutch A&A has allowed the Company to introduce new products, share resources and simplify the Company's capital structure.

-    Improvements  in  existing  products  and  service  capabilities

-    Various  cost  cutting  and  cost  saving  initiatives

     The Company will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of December 31, 2001.

     The Company anticipates that current cash reserves and cash generated by operations, together with borrowings under the new revolving credit facility, will be sufficient to meet our working capital and future capital expenditure requirements over the next twelve months.

     Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company anticipates revenue growth in new and existing markets. The Company is striving to improve its gross margin and control its selling expenses, and its general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Dutch A&A or others to satisfy potential operating cash flow deficiencies.

5.   NET  INVESTMENT  IN  SALES-TYPE  LEASES  AND  OPERATING  LEASE  DATA

     The Company is the lessor of security devices under agreements expiring in various years through 2006. The net investment in sales-type leases consist of:

                                                             DECEMBER 31,
                                                          2001        2000
                                                           (IN THOUSANDS)

Minimum lease payments receivable . . . . . . . . .  $     108       $ 215
Allowance for uncollectible minimum lease payments.         (5)        (10)
Unearned income . . . . . . . . . . . . . . . . . .         (7)        (21)
                                                     ----------      ------

Net investment. . . . . . . . . . . . . . . . . . .         96         184
Less current portion. . . . . . . . . . . . . . . .         61          84
                                                     ----------      ------

Noncurrent portion. . . . . . . . . . . . . . . . .  $      35       $ 100
                                                     ==========      ======

The future minimum lease payments receivable under sales-type leases and noncancellable operating leases are as follows:

                                                     SALES-TYPE       OPERATING
YEAR ENDING                                            LEASES           LEASES
DECEMBER 31,                                              (IN THOUSANDS)

2002                                                 $      70       $  38
2003                                                        38           9
2004                                                         -           9
2005                                                         -           3
2006                                                         -           4
                                                     ----------      ----------
                                                     $     108       $  63
                                                     ==========      ==========

6.   INVENTORIES
     Inventories  consist  of  the  following:

                                                         DECEMBER 31,
                                                     2001            2000
                                                        (IN THOUSANDS)
Raw materials                                       $  1,016         $  1,479
Work-in-process                                        2,710            2,259
Finished goods                                         1,014            1,536
                                                    --------         --------
                                                    $  4,740         $  5,274
                                                    ========         ========

     The components of inventory shown above are net of reserves for excess and obsolete inventory totaling $3,497,000 and $3,354,000 as of December 31, 2001 and 2000, respectively.

7.  SECURITY  DEVICES  ON  LEASE
    Security  devices  are  stated  at  cost  and  are  summarized  as follows:

                                                          DECEMBER 31,
                                                     2001           2000
                                                        (IN THOUSANDS)

Security devices on lease                            $  37          $  85
Less allowance for depreciation                         26             49
                                                     ------         ------

                                                     $  11          $  36
                                                     ======         ======

     Depreciation  expense  in  2001, 2000 and 1999 totaled $19,000, $45,000 and
$24,000,  respectively.



8.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment are stated at cost and are summarized as follows:

                                           ESTIMATED USEFUL        DECEMBER 31,
                                            LIVES (YEARS)     2001            2000
                                                                  (IN THOUSANDS)

Building                                         20           $  3,033      $  3,033
Machinery and equipment                        3-10              2,060         2,189
Furniture, fixtures and office equipment       3-10              3,691         3,680
Leasehold improvements                         5-10                312           290
                                                              --------      --------
                                                                 9,096         9,192
Less allowance for depreciation                                  6,134         5,868
                                                              --------      --------
                                                              $  2,962      $  3,324
                                                              ========      ========

Depreciation expense in 2001, 2000 and 1999 totaled $486,000, $587,000 and $720,000, respectively.

9.     ACCRUED  LIABILITIES
     Accrued  liabilities  consist  of  the  following:

                                                             DECEMBER 31,
                                                          2001        2000
                                                           (IN THOUSANDS)

Accrued salaries, employee benefits and payroll taxes.  $   621    $  615
Customer deposits. . . . . . . . . . . . . . . . . . .      147       690
Accrued warranty . . . . . . . . . . . . . . . . . . .      337       332
Accrued termination costs. . . . . . . . . . . . . . .       24       228
Other accrued liabilities. . . . . . . . . . . . . . .      735       768
                                                        -------    ------
                                                        $ 1,864    $2,633
                                                        =======    ======

10.     REVOLVING  LINE  OF  CREDIT

     The Company has a revolving line of credit with a financial institution for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. The current facility, which was due to expire on December 31, 2001, has been extended to March 31, 2002. Interest is payable monthly at the lender's Index Rate, as defined (2.02% and 6.65% at December 31, 2001 and 2000, respectively), plus 4.5% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of the Company's assets. The terms of the agreement, among other matters, requires the Company to maintain certain minimum net worth levels and places restrictions on capital expenditures and prohibits the payment of dividends. The Company had borrowings on the line of credit totaling $2,599,000 and $2,920,000 as of December 31, 2001 and 2000, respectively. In addition, on February 21, 2002, the Company received a commitment letter for a new revolving credit facility from CIT Business Credit. The amount of the facility and terms are substantially the same as the expiring facility. The Company closed on this new facility on March 22, 2002. The new facility is for a period of three years expiring on March 22, 2005.

11.     OBLIGATIONS  UNDER  CAPITAL  AND  OPERATING  LEASES

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


YEAR ENDING
DECEMBER 31,

2002. . . . .                                     $  155
2003. . . . .                                        155
2004. . . . .                                        155
2005. . . . .                                        155
2006. . . . .                                        155
Thereafter. .                                      1,553
                                                  ------
                                                  $2,328
                                                  ======

     Rent  expense  for  2001, 2000 and 1999 was $155,000, $155,000 and $148,000
per  year,  respectively.

     The building portion of the lease has been classified as a capital lease. The Company also leases certain computer and office equipment and related items under noncancellable capital lease arrangements at varying interest rates expiring through 2003.

Minimum  annual  rentals  are  as  follows  (in  thousands):

YEAR ENDING
DECEMBER 31,

2002. . . . . . . . . . . . . . .  $  351
2003. . . . . . . . . . . . . . .     386
2004. . . . . . . . . . . . . . .     376
2005. . . . . . . . . . . . . . .     376
2006. . . . . . . . . . . . . . .     376
Thereafter. . . . . . . . . . . .   3,758
                                   ------
                                    5,623
Less amount representing interest   2,872
                                   ------

Present value of minimum rentals.   2,751
Less current portion. . . . . . .     121
                                   ------

Noncurrent portion. . . . . . . .  $2,630
                                   ======


     As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The net book value of the building was $2,275,000 and $2,427,000 at December 31, 2001 and 2000, respectively. The building is being amortized on a straight-line basis over the 20-year lease term. The capitalized lease obligation is being amortized under the interest method over the 20-year lease period, utilizing an imputed interest rate of approximately 11%.

     Computer and office equipment and related items under capital leases are included in property and equipment and other assets with a gross value of $299,000 at December 31, 2001 and 2000 and a net book value of $65,000 and $125,000 at December 31, 2001 and 2000, respectively.

12.     COMMON  SHAREHOLDERS'  EQUITY

a. Earnings Per Share ("EPS") - Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:

                                                         2001             2000            1999
                                                                     (IN THOUSANDS,
Numerator:. . . . . . . . . . . . . . . . . . .                EXCEPT PER SHARE AMOUNTS)
Net Income (Loss):
  Loss before cumulative effect of accounting
    change. . . . . . . . . . . . . . . . . . .      $    (2,911)     $   (7,821)       $(11,034)
  Effect of preferred stock dividends . . . . .              (25)         (1,337)         (1,326)
  Return to common shareholders from redemption
    of preferred stock. . . . . . . . . . . . .           27,198             -               -
                                                     ------------     -----------       ---------
                                                          24,262          (9,158)        (12,360)
  Cumulative effect of accounting change. . . .             -               (301)            -
                                                     ------------     -----------       ---------
  Net income (loss) attributed to common
    shareholders. . . . . . . . . . . . . . . .      $    24,262      $   (9,459)       $(12,360)
                                                     ============     ===========       =========

Denominator:
  Denominator for basic earnings per share -
    weighted average shares . . . . . . . . . .           60,468           9,751           9,751
  Effect of dilutive stock options. . . . . . .            1,540             -               -
                                                     ------------     -----------       ---------
  Denominator for diluted earnings per share. .           62,008           9,751           9,751
                                                     ============     ===========       =========

Basic Earnings per Common Share:
  Before cumulative effect of accounting change      $      0.40      $    (0.94)       $  (1.27)
  Cumulative effect of accounting change. . . .              -             (0.03)            -
                                                     ------------     ------------      ---------
Basic earnings per common share . . . . . . . .      $      0.40      $    (0.97)       $  (1.27)
                                                     ============     ============      =========

Diluted earnings per common share . . . . . . .      $      0.39      $    (0.97)       $  (1.27)
                                                     ============     ============      =========

     Since the Company had a net loss for 2000 and 1999, the effect of common stock options and warrants would be antidilutive.

b. Stock Options - In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan initially provided for grants up to 2,250,000 options to purchase the Company's common stock. Under the antidilution provisions of the 1997 Plan, the shares available for grant were increased by 1,719,365 shares, as a result of the preferred stock redemption in January 2001. In March 2001, the Board of Directors approved an additional increase of 3,600,000 shares available for grant pending ratification by Sentry's shareholders. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. However, the Dutch A&A investment constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to January 8, 2001. All outstanding stock options were issued at not less than the fair value of the related common stock at the date of grant. At December 31, 2001, 7,008,738 common shares were reserved for issuance in connection with the exercise of stock options.

In January 2001, the Company issued 2,000,000 non-qualified stock options to Mr. Murdoch, its new Chief Executive Officer, at the price of $0.06 per share, which was the fair value on the date of the grant. The options are fully vested and expire on January 8, 2006.

In  connection  with  redemption  of Sentry Class A Preferred Stock described in
Note 2, employees and directors who held options to purchase units of preferred stock were granted substitute options under the 1997 Plan to purchase an aggregate of 1,719,365 shares of Sentry Common Stock at the ratio of five (5) common shares to each preferred share under option.

In October 1999, the Company issued 200,000 non-qualified stock options to the Interim Chief Executive Officer at the price of $0.19 per share, which was the fair value on the date of grant. The options are fully vested at December
31,  2001  and  expire  on  January  8,  2003.

Stock option transactions for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                           WEIGHTED         AVERAGE
                                           NUMBER           EXERCISE
                                           OF SHARES        PRICE

          Balance, January 1, 1999 .       1,169,361        $    3.17

          Granted. . . . . . . . . .         848,500             0.52
          Exercised. . . . . . . . .               -                -
          Canceled . . . . . . . . .        (359,602)            1.34
                                           ----------       ---------
          Balance, December 31, 1999       1,658,259             2.21

          Granted. . . . . . . . . .         612,000             0.07
          Exercised. . . . . . . . .               -                -
          Canceled . . . . . . . . .        (255,886)            2.66
                                           ----------       ---------
          Balance, December 31, 2000       2,014,373             1.50

          Granted. . . . . . . . . .       4,259,365             0.32
          Exercised. . . . . . . . .         (75,000)            0.07
          Canceled . . . . . . . . .        (377,258)            0.90
                                           ----------       ---------
          Balance, December 31, 2001       5,821,480        $    0.49
                                           ==========       =========

     Significant option groups outstanding at December 31, 2001 and related option price and life information were as follows:

              RANGE OF                         WEIGHTED AVERAGE
              EXERCISE            NUMBER          REMAINING           NUMBER
              PRICE             OUTSTANDING    CONTRACTUAL LIFE     EXERCISABLE
              ---------         -----------    ----------------     -----------
              $0.05 - 0.19       3,152,500              5.32         2,625,000
               0.31 - 0.62       1,288,744              4.00         1,288,744
               1.05 - 3.00       1,380,236              4.55         1,380,236
                                 ---------      ---------------  ----------------
                                 5,821,480              4.85         5,293,980
                                 =========      ===============  ================

     At December 31, 2001, options to purchase an aggregate of 5,293,980 common shares were vested and currently exercisable at a weighted average exercise price of $0.53 and an additional 527,500 options vest at dates extending through the year 2006, expiring through 2011. At December 31, 2001, options for 1,437,258 common shares were available for future grants.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The weighted average fair value of the options granted for the year ended December 31, 2001, 2000 and 1999 is estimated at $0.05, $0.06, and $0.42, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 147% in 2001, 260.5% in 2000 and 110.9% in 1999; risk free interest rates, 4.8% in 2001, 6.2% in 2000 and 4.8% in 1999, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) attributed to common shareholders would have been $23,600,000 ($0.38 per diluted share) in 2001, $(9,929,000) (($1.02) per diluted share) in 2000 and
$(12,889,000) (($1.32) per diluted share) in 1999. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2001, 2000 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

c. Warrants - At December 31, 2001, the Company had warrants to purchase 250,000 shares of common stock at exercise prices ranging from $0.13 to $0.18. Such warrants expire through March 2008. At December 31, 2001, 250,000 common shares were reserved for issuance in connection with these warrants.

13.     INCOME  TAXES

     The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                        2001      2000      1999
                                            (IN THOUSANDS)
Expected tax expense (benefit) at 34%  $(990)  $(2,761)  $(3,752)
Add (deduct):
Nondeductible expenses                    27       386     1,422
U.S. losses producing no tax benefit.    963     2,375     2,330
                                       ------  --------  --------
                                       $   -   $     -   $     -
                                       ======  ========  ========

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $26.3 million, which expire through the year 2021. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.

     Significant components of deferred tax assets and liabilities at December 31, 2001 and 2000 are comprised of:

                                            DEFERRED TAX ASSETS
                                               (LIABILITIES)
                                                     2001      2000
                                                     (IN THOUSANDS)
Assets:
  Accounts receivable . . . . . .    $                305   $   329
  Inventories . . . . . . . . . . .                 1,550     1,241
  Accrued liabilities . . . . . . .                   142       197
  Property, plant and equipment . .                    85        91
  Net operating loss carryforwards.                10,521     8,655
  Tax credit carryforwards. . . . .                   209       209
                                     ---------------------  --------
  Gross deferred tax assets . . . .                12,812    10,722
  Less valuation allowance. . . . .                12,782    10,692
                                     ---------------------  --------
                                                       30        30
                                     ---------------------  --------
Liabilities:
 Tollgate taxes . . . . . . . . . .                   (30)      (30)
                                     ---------------------  --------
 Gross deferred tax liabilities . .                   (30)      (30)
                                     ---------------------  --------
 Net deferred tax asset (liability)  $                  -   $     -
                                     =====================  ========

The increase in the valuation allowance for the years ended December 31, 2001 and 2000 was primarily attributable to the increase in net operating loss carryforwards. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such asset will not be realized in the foreseeable future.

14.   RELATED  PARTY  TRANSACTIONS

     As a result of the Dutch A&A investment, Sentry entered into a distribution agreement with Dutch A&A which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dutch A&A's EAS, access control and RFID products and accessories and Sentry gives Dutch A&A the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dutch A&A received an annual management fee for product marketing and product engineering management from Sentry in the amount of $100,000. Also, Peter Murdoch, a shareholder of Dutch A&A through a trust, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dutch A&A were $182,000 in 2001. Services and sales to Dutch A&A were $19,000 in 2001. The net amount payable to Dutch A&A as of December 31, 2001 was $50,000.

15.     COMMITMENTS  AND  CONTINGENCIES

a. 401(k) Plan - In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 15% of compensation, subject to certain limitations, with the Company making a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also contribute a discretionary contribution, subject to certain conditions, as defined in the Plan. The Company contributed approximately $68,000, $117,000, and $123,000 to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

b. Employment Agreements - The Company and several key executives entered into employment agreements with remaining terms of one to two years for which the Company will have a minimum commitment of $584,000.

c. Litigation - The Company is a party to other litigation matters and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows.

16.     MAJOR  CUSTOMERS  AND  CREDIT  CONCENTRATIONS

     The Company grants credit to customers who are principally in the retail industry and libraries. During 2001, 2000 and 1999, revenues from a single customer represented approximately 22%, 14% and 19% of total revenues, respectively. During 2001, 2000 and 1999 revenues from a different customer represented 11%, 15% and 14% of total revenues, respectively. No other customer accounted for more than 10% of total revenues for fiscal 2001, 2000 and 1999.

17.     JOINT  VENTURE

     The Company had a controlling interest in K&M Converting Corp. ("KMCC"), a joint venture with Marian Rubber Products Co., Inc. ("Marian") through 2001 when it was liquidated. KMCC was the exclusive converter of magnetic material into disposable targets or labels used in the Company's EAS systems. The acquisition of the joint venture was accounted for under the purchase method of accounting and the operating results of KMCC were included in the consolidated operating results of the Company through April 30, 2001. Sentry recorded a loss of approximately $20,000 upon the liquidation of KMCC.

18.     OTHER  INCOME  -  SALE  OF  ASSETS

     In February 1999, the Company sold its Puerto Rico manufacturing facility and Illinois CCTV design center and related land for net proceeds of approximately $2.2 million. A gain of $503,000 representing the excess of the net proceeds over the carrying value of these properties was recognized in 1999.

19.     REVENUE  BY  PRODUCT  LINE

Revenues by product line are as follows:
                                              2001     2000     1999
                                                  (IN THOUSANDS)
EAS . . . . . . . . . . . . . . . . . . .  $ 5,600  $ 7,545  $ 8,982
CCTV. . . . . . . . . . . . . . . . . . .    4,833    5,340    6,035
SentryVision. . . . . . . . . . . . . . .    1,772    1,713    1,593
3M library products . . . . . . . . . . .      622    1,103    1,056
Service revenues and other. . . . . . . .    4,472    4,164    4,615
                                           -------  -------  -------
Total revenues. . . . . . . . . . . . . .  $17,299  $19,865  $22,281
                                           =======  =======  =======


20.     RESTRUCTURING  AND  IMPAIRMENT  OF  ASSETS

     During the fourth quarter of 1999, faced with continued losses and SentryVision sales below projected levels, management authorized and committed the Company to undertake significant downsizing and operational changes, which resulted in restructuring and impairment charges of $3.0 million. These charges included involuntary termination costs of $0.6 million and workforce reductions of approximately 23% across almost all operating departments. In addition, in conjunction with the development of its revised business plan, the Company recorded a non-cash charge of $2.4 million relating to the impairment of goodwill.

     In the fourth quarter of 2000, the Company reassessed the carrying value of the goodwill and related patents generated from the Video Sentry merger as a result of the introduction of SmartTrack, the next generation in the SentryVision family of products. Based on a review of the technological developments in the marketplace, the Company determined that the goodwill and related patents associated with the Company's original traveling CCTV surveillance system no longer provided the Company with a competitive advantage. As a result, the Company recorded an impairment charge of $2,981,000 for the year ended December 31, 2000.

     These impairment charges were calculated by comparing future discounted net cash flows to the goodwill's carrying value. Factors leading to the impairment were a combination of historical losses and insufficient estimated future cash flows from the SentryVision system.
                                    ******

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES

SCHEDULE  II   VALUATION  AND  QUALIFYING  ACCOUNTS
DECEMBER  31,  2001,  2000  AND  1999
(IN  THOUSANDS)
---------------

    COLUMN A                                    COLUMN B         COLUMN C            COLUMN D       COLUMN E
--------------------------------------          ----------       ---------          -----------     --------
                                                                 ADDITIONS
                                                                 ---------
                                                 BALANCE,   CHARGED TO    OTHER                      BALANCE,
                                                BEGINNING    COST AND    ACCOUNTS/   DEDUCTIONS/      END OF
  DESCRIPTIONS                                   OF YEAR     EXPENSES    DESCRIBE     DESCRIBE        YEAR
                                                                            (1)          (2)

Year ended December 31, 2001:
  Allowance for doubtful accounts              $  890       $   37       $ -         $    164        $   763
                                               ======       ======       ======      ========        =======

  Allowance for uncollectible minimum
  lease payments                               $   10       $   (5)                                  $     5
                                               ======       ======                                   =======

  Reserve for excess and obsolete inventory .  $3,354       $  535                   $    392        $ 3,497
                                               ======       ======                   ========        =======

Year ended December 31, 2000:
  Allowance for doubtful accounts              $  683       $  224       $   42      $     59        $   890
                                               ======       ======       ======      ========        =======

  Allowance for uncollectible minimum lease
  payments                                     $   29       $  (19)                                  $    10
                                               ======       ======                                   =======

  Reserve for excess and obsolete inventory    $3,404       $1,186                   $  1,236        $ 3,354
                                               ======       ======                   ========        =======

Year ended December 31, 1999:
  Allowance for doubtful accounts              $  651       $  192       $   26      $    186        $   683
                                               ======      =======       ======      ========        =======
  Allowance for uncollectible minimum
  lease payments                               $   60       $  (31)                                  $    29
                                               ======       ======                                   =======

  Reserve for excess and obsolete inventory    $1,318       $2,434                   $    348        $ 3,404
                                               ======      =======                   ========        =======

(1)  Recoveries of accounts written off.
(2)  Amounts written off.


Item  9.      Changes  in  and  Disagreements with Accountants on Accounting and
-------       ------------------------------------------------------------------
              Financial  Disclosure.
              ---------------------
None.

     PART  III
     ---------

Item  10.      Directors  and  Executive  Officers  of  the  Registrant.
--------       --------------------------------------------------------

DIRECTORS

     The following sets forth information regarding the persons serving as Directors of Sentry:

     PETER L. MURDOCH, age 48, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. He is also the President of ID Security Systems Canada Inc. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He has been Managing Director of ID Security Systems Canada, Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dutch A&A Holding B.V. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the 2003 Annual Meeting.

     WILLEM ANGEL, age 69, has been a Director of Sentry Technology since January 8, 2001. Mr. Angel was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Angel is Chairman & C.E.O. Dutch A&A Holding B.V. and has a long history in the EAS and identification business dating to the start of ID Engineering in 1970. In 1977 he co-founded ID Engineering Europe creating an EAS manufacturing and sales organization serving Western Europe. In 1987, his company expanded into Canada, opening ID Security Systems Canada Inc, leading to the creation of Dutch A&A Holding in 1989 and the Dialoc International in 1991 which manufactures and markets EAS, Access Control, and RFID products to dealers and distributors worldwide. Mr. Angel's term as a Director expires at the next Annual Meeting.

     COR S.A. DE NOOD, age 57, has been a Director of Sentry Technology since January 8, 2001. Mr. De Nood is the Vice President and Chief Technical Officer of Dutch A&A Holding B.V. In 1977, he co-founded the ID Engineering Europe, Dutch A&A Holding B.V. in 1989 and Dialoc International B.V. in 1991. As co-founder of ID Engineering, Cor de Nood has more than 30 years of experience developing, designing, and manufacturing EAS and identification systems. In his capacity as Chief Technical Officer of Dutch A&A, Mr. De Nood has developed key ongoing relationships with Philips Electronics, TNO (the Dutch research council) and the University of Eindhoven which greatly assist his companies in developing products and pursuing fundamental research projects. Mr. De Nood's term as a Director expires at the 2003 Annual Meeting.

     ROBERT D. FURST, JR., age 49, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also the founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Together with Mr. Perlmuth, Mr. Furst is one of the two continuing directors on the Board of Directors after the completion of the Dutch A&A Investment. Mr. Furst's term as a Director expires at the next Annual Meeting.

     JONATHAN G. GRANOFF, age 51, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the 2002 Annual Meeting.

     WILLIAM A. PERLMUTH, age 71, has been a Director of Sentry Technology since January 1997 and served as Chairman until January 8, 2001. Prior thereto, Mr. Perlmuth served as a Director of several of our predecessors from 1979 to
February 1997. Mr. Perlmuth has been a partner in the law firm of Stroock & Stroock & Lavan LLP in New York, New York for more than five years and is presently of counsel to such firm. Such firm and Mr. Perlmuth have performed legal services for us. The aggregate amount of fees we paid to Stroock & Stroock & Lavan LLP was less than 5% of the law firm's gross revenues for the last fiscal year. We believe that the billing rates for the foregoing legal services were no less favorable to us than could have been obtained from unaffiliated New York City based law firms for comparable services. Together with Mr. Furst, Mr. Perlmuth is one of the two continuing directors on the Board of Directors following the completion of the Dutch A&A Investment Mr. Perlmuth's term as a Director expires at the 2002 Annual Meeting.

EXECUTIVE  OFFICERS  EXECUTIVE  OFFICERS

     The following sets forth information regarding the persons serving as executive officers of the Company:

NAME                  AGE      OFFICE
----                  ---      ------
Peter  L.  Murdoch     48     Our  President and Chief Executive Officer since
January 8, 2001. He is also President of ID Security Systems Canada, Inc. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director of ID Security Systems Canada, Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dutch A&A Holding B.V. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario.

Peter  J.  Mundy     45     Our  Vice  President-Finance  and  Chief Financial
Officer. Mr. Mundy also serves as our Secretary and Treasurer. Mr. Mundy was Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of Knogo North America Inc. from December 1994. Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice President - Corporate Controller from May 1994 and, prior to such time, Corporate Controller and Controller since 1982. Mr. Mundy is a Certified Public Accountant.

John  F.  Whiteman     43     Mr.  Whiteman became our Senior Vice President -
Sales and Marketing in January 1998.  Prior thereto he was Senior Vice President
- Sales and Marketing of Knogo North America Inc. since January 1997; Vice President Sales - West of Knogo North America Inc. and Knogo Corporation from 1994 to 1996; and, prior to such time, served in various sales positions with Knogo Corporation since 1986.


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

          Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.

------
Item  11.      Executive  Compensation.
--------       -----------------------

Summary  Compensation  Table

     The following table summarizes the compensation for our fiscal year ended December 31, 2001 of our Chief Executive Officer and each of three of our other executive officers:

                                                                                          LONG-TERM        ALL OTHER
                                                   ANNUAL COMPENSATION                  COMPENSATION     COMPENSATION (1)
                                                   -------------------                 --------------  -----------------
                                                                                         SECURITIES
NAME AND                                                                                 UNDERLYING
PRINCIPAL POSITION. . . . . . . . . . . . . . . .  YEAR      SALARY           BONUS       OPTIONS(#)
-------------------------------------------------  -----    --------         -------     ------------
Peter L. Murdoch
President and CEO . . . . . . . . . . . . . . . .   2001    $150,000            -         2,000,000             -


Anthony H.N. Schnelling                             2001        -            $30,000
Former Interim President                            2000     240,000(2)         -             -                  -
and CEO . . . . . . . . . . . . . . . . . . . .     1999      50,000            -           200,000


Peter J. Mundy, . . . . . . . . . . . . . . . . .   2001     131,160            -             -            $  2,492
Vice President - Finance, Secretary and Treasurer   2000     126,970          25,394(3)     150,000           4,568
                                                    1999     124,165                         35,000           3,725


John F. Whiteman . . . . . . . . . . . . . . . .    2001     161,051            -             -               3,060
Sr. Vice President Sales and Marketing              2000     155,906          31,181(3)     150,000           5,100
                                                    1999     152,462            -            50,000           4,574
_______________________

(1) Amounts shown consist of our matching contributions under the Retirement Savings 401(k) Plan.

(2) Compensation to Mr. Schnelling was paid to Bridge Associates, LLC, of which he is a member and managing director. Mr. Schnelling resigned on January 8, 2001.

(3)     Amounts  represent  retention  bonuses  paid  on  December  31,  2001.

     As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.


OPTIONS  GRANTED  IN  LAST  FISCAL  YEAR  Options  Granted  in  Last Fiscal Year

The following table sets forth certain information concerning options granted during 2001 to each person named in the Summary Compensation Table:

                                 NUMBER OF        % OF TOTAL                            POTENTIAL  REALIZABLE  VALUE  AT  ASSUMED
NAME                             SECURITIES       GRANTED TO                                ANNUAL  RATE  OF  STOCK  PRICE
----                             UNDERLYING        EMPLOYEES     EXERCISE   EXPIRATION     APPRECIATION FOR OPTION TERM (2)(3)
                                 OPTIONS GRANTED    IN  2001     PRICE(1)      DATE                5%           10%
                                 ---------------  ----------     --------   ----------  -----------------------------------------

Peter L. Murdoch                   2,000,000           79%       $ 0.06       1/8/06          $  75,480        $  191,280
Anthony H.N. Schnelling                -                -            -          -                  -                 -
Peter J. Mundy                         -                -            -          -                  -                 -
John F. Whiteman                       -                -            -          -                  -                 -


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

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2001 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2001, both exercisable (E) and unexercisable (U), and the value of such options as of that date.

                                                        NUMBER  OF            VALUE OF UNEXERCISED IN
                                                        UNEXERCISED OPTIONS    THE  MONEY  OPTIONS  AT
                                                        AT YEAR END (#)             YEAR END ($)

                         SHARES
                         ACQUIRED ON    VALUE             EXERCISABLE/         EXERCISABLE/
NAME. . . . . . . . . .  EXERCISE (#)   REALIZED ($)      UNEXERCISABLE        UNEXERCISABLE
-----------------------  -------------  ----------------  -----------------    -------------
Peter L. Murdoch                                          E  2,000,000         E  $180,000
                         -              -                 U          -         U         -

Anthony H.N. Schnelling                                   E    200,000         E         -
                         -              -                 U          -         U         -

Peter J. Mundy                                            E    669,218         E    12,750
                         -              -                 U          -         U         -

John F. Whiteman            75,000      $    10,125       E    307,296         E     6,375
                                                          U          -         U         -

_______________


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

EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS; CHANGE OF CONTROL ARRANGEMENTS

     The Board has set Peter L. Murdoch's compensation, in the capacity of President, at an annual salary of $150,000 per year for a term of one year beginning January 8, 2001. In addition, he received options for 2,000,000 shares of Sentry common stock at an option price of $0.06 per share. These options shall be exercisable at any time within five years from the date of employment.

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

     Bridge Associates initially received $20,000 per month for services of Mr. Schnelling, and additional fees if other Bridge Associates personnel performed services for us. Beginning August 1, 2000, this compensation arrangement was changed. Bridge Associates was compensated at the rate of $30,000 per month for all services rendered by all Bridge Associates personnel, including the services of Mr. Schnelling. In addition, in 2001, Bridge Associates received an initial success fee of $30,000 relating to the Dutch A&A investment. If Dutch A&A exercised its purchase right to acquire 51% and then 60% of the Company's common stock, we are obligated to pay Bridge Associates an additional $15,000 and $35,000, respectively. Mr. Schnelling resigned as an officer of the Company on January 8, 2001 and as a Director of the Company on March 2, 2001.

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

     On July 17, 2000, we established a retention arrangement for several of our senior officers, including Messrs. Mundy and Whiteman. They each were entitled to receive a bonus payment equal to 20% of their annual base compensation if they were our employee on the earlier of December 31, 2000 or the closing of the Dutch A&A Investment. These amounts were paid on December 31, 2000. Each also received a grant of 150,000 options to purchase our common stock at $0.065 per share. These options initially were to vest one-third on grant, one-third six months from the date of grant, and the remainder on July 17, 2001. However, as a result of the change of control, these options became fully vested.

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

The number of stock options granted to executive officers is not determined by reference to any formulas but is determined by the Board's evaluation of the particular officer's ability to influence our long-term growth and profitability. Our Board also considers our performance against certain competitors, its general performance against internal goals established by management and the executive's relative contribution thereto.


SENTRY TECHNOLOGY CORPORATION
STOCK PERFORMANCE DATA
(APPEARS AS A LINE GRAPH)
12/31/97 TO 12/31/01

                                          12/31/97    12/31/98    12/31/99    12/31/00   12/31/01
Sentry Technology Corporation. . . . .  $      100  $       42  $        6  $        4  $      10
S&P 600 Small Cap Index. . . . . . . .  $      100  $       98  $      109  $      121  $     128
S&P Elec. Equip. Index . . . . . . . .  $      100  $      110  $      225  $      186  $      96



Item  12.      Security  Ownership  of Certain Beneficial Owners and Management.
--------       ----------------------------------------------------------------

     The following table sets forth the beneficial ownership of our common stock at March 27, 2002, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and
(iv) all Directors and executive officers as a group. On March 27, 2002, 61,542,872 shares of common stock were outstanding.


                                                                    SHARES OF        PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERS. . . . . . . . . . . . . . .  COMMON STOCK     OF CLASS(1)
------------------------------------------------------------------  ---------------  -----------
Dutch A&A Holding B.V.
Galvinstraat 24
P.O. Box  311
3840 AH Harderwijk
The Netherlands. . . . . . . . . . . . . . . . . . . . . . . . . .   39,985,478 (2)        51.0%

Walter & Edwin Schloss
Associates L.P.
350 Park Avenue
New York, NY  10022. . . . . . . . . . . . . . . . . . . . . . . .    4,095,958             6.7%

                                                                      SHARES OF       PERCENT
DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . . . . . . . . .  COMMON STOCK     OF CLASS(1)
------------------------------------------------------------------  ---------------  -----------
Peter L. Murdoch(7). . . . . . . . . . . . . . . . . . . . . . . .    2,101,500 (3)         3.3%
Peter J. Mundy . . . . . . . . . . . . . . . . . . . . . . . . . .      865,185 (4)         1.4%
John F. Whiteman . . . . . . . . . . . . . . . . . . . . . . . . .      515,676 (5)           *
Willem Angel(7). . . . . . . . . . . . . . . . . . . . . . . . . .       40,000 (6)           *
Cor S. A. De Nood(7) . . . . . . . . . . . . . . . . . . . . . . .       10,000 (6)           *
Jonathan G. Granoff. . . . . . . . . . . . . . . . . . . . . . . .       70,000 (6)           *
William A. Perlmuth
c/o Stroock & Stroock & Lavan LLP
180 Maiden Lane
New York, NY  10038. . . . . . . . . . . . . . . . . . . . . . . .    6,193,944 (8)        10.0%

Robert D. Furst, Jr.
3900 Walden Road
Deephaven, MN  55391 . . . . . . . . . . . . . . . . . . . . . . .    1,383,756 (9)         2.2%

All Sentry Directors and executive officers as a group (8 persons)   11,180,063 (10)       17.3%

___________________
*     Less  than  one  percent

(1) Based on 61,542,872 shares of common stock outstanding as of March 27, 2002. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock which could be purchased by the indicated person within 60 days upon the exercise of stock options.

(2) Includes 16,935,026 shares of common stock issuable under a stock purchase right exercisable within 60 days from the date hereof.

(3) Includes 2,000,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.

(4) Includes 669,218 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(5) Includes 307,296 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of the date hereof.

(6) Includes 10,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.

(7) Excludes shares of Common Stock owned by Dutch A&A of which Messrs. Murdoch, Angel and DeNood are shareholders.

(8) Consists of (a) 5,199,499 shares of common stock held by Mr. Perlmuth as Executor of the Estate of Arthur J. Minasy, (b) 877,516 shares of common stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy's adult children, and (c) 23,037 shares of common stock beneficially owned by Mr. Perlmuth. Also includes 93,892 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof. Under the policies of the law firm of which he is of counsel, Mr. Perlmuth will share any economic benefits of the options with the other members of such firm.

(9) Includes 34,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(10) Includes 3,134,406 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.


Item  13.        Certain  Relationships  and  Related  Transactions.
--------         --------------------------------------------------

     As a result of the Dutch A&A investment, Sentry entered into a distribution agreement with Dutch A&A which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dutch A&A's EAS, access control and RFID products and accessories and Sentry gives Dutch A&A the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dutch A&A received an annual management fee for product marketing and product engineering management from Sentry in the amount of $100,000. Also, Peter Murdoch, a shareholder of Dutch A&A through a trust, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dutch A&A were $182,000 in 2001. Services and sales to Dutch A&A were $19,000 in 2001. The net amount payable to Dutch A&A as of December 31, 2001 was $50,000.


                                     PART IV
                                     -------

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------   --------------------------------------------------------------------

(a)     The following documents are filed as a part of this report on Form 10-K:

(1)  (2)     Consolidated  Financial  Statements  of  the  Company  and  its
subsidiaries for the year ended December 31, 2001 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-K. See Table of Contents to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries on page 28.

(3)     Exhibits  required  to  be  filed  by  Item  601  of  Regulation  S-K:


     Management  Contracts  or  Compensatory  Plans  or  Arrangements:
     -----------------------------------------------------------------

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

10.4 Employment Agreement, dated as of March 1, 1998, between the Company and John Whiteman. Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Other  Exhibits:
---------------

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

3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-4 (No. 333-20135).

10.5 Loan Agreement and related agreements among the Company, Knogo North America Inc., Video Sentry Corporation and General Electric Capital Corporation. Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for fiscal 1997.

10.6 Contribution and Divestiture Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to
Exhibit  10.8  to  the  Company's  annual  report  on Form 10-K for fiscal 1997.

10.7 License Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for fiscal 1997.

10.8 Lease Agreement dated December 24, 1996 between Knogo North America Inc. and NOG (NY) QRS 12-23, Inc. Incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for fiscal 1997.

10.9 Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company. Incorporated by reference to Exhibit 10.11 to the Company's annual report on Form 10-K for fiscal 1997.

10.10 First Amendment and Waiver to the Loan and Security Agreement Between the Company and General Election Capital Corporation Dated June 30, 1998. Incorporated by reference to Exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

10.11 Amendment No. 1 dated December 22, 1998, to the Distribution Agreement dated March 26, 1996 between Knogo North America Inc. and Minnesota Mining and Manufacturing Company. Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for fiscal 1998.

10.12 Second Amendment and Third Waiver to the Loan and Security Agreement between the Company and General Electric Capital Corporation dated May 12, 1999. Incorporated by reference to Exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

10.13 Third Amendment to the Loan and Security Agreement dated December 29, 1999, between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit 10.17 to Company's annual report on Form 10-K for fiscal 1999.

10.16 First Amendment, dated September 18, 2000, to Lease Agreement (dated December 24, 1996) between the Company and NOG (NY) QRS 12-23, Inc., incorporated by reference to Exhibit 10.19 to Company's Registration Statement on Form S-4 (No. 333-47018).

10.17 Agreement between the Company, Thomas Nicolette, and Nicolette Consulting Group, Ltd., dated June 12, 2000, incorporated by reference to
Exhibit  10.20  to Company's Registration Statement on Form S-4 (No. 333-47018).

10.18 Warrant between the Company and General Electric Capital Corporation, dated May 11, 2000 for 100,000 shares at $0.18 per share, incorporated by reference to Exhibit 10.21 to Company's Registration Statement on Form S-4 (No. 333-47018).

10.19 Warrant between the Company and NOG (NY) QRS 12-23, Inc., dated September 13, 2000, for 150,000 shares at $0.125 per share, incorporated by reference to Exhibit 10.22 to Company's Registration Statement on Form S-4 (No. 333-47018).

10.20 Fourth Amendment and Consent to the Loan and Security Agreement, dated May 11, 2000, between General Electric Capital Corporation and Knogo North
America,  Inc.,  incorporated  by  reference  to  Exhibit  10.23  to  Company's
Registration  Statement  on  Form  S-4  (No.  333-47018).

10.21 Fifth Amendment and Consent to the Loan and Security Agreement, dated August 24, 2000, between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit 10.24 to Company's
Registration  Statement  on  Form  S-4  (No.  333-47018).


10.22 Sixth Amendment and Consent to the Loan and Security Agreement, dated September 1, 2000 between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit 10.25 to Company's
Registration  Statement  on  Form  S-4  (No.  333-47018).

10.23 Seventh Amendment and Consent to the Loan and Security Agreement, dated September 1, 2000 between General Electric Capital Corporation and Knogo North America, Inc., incorporated by reference to Exhibit 10.25 to Company's annual report on Form 10-K for fiscal 2000.

10.24 Securities Purchase Agreement, dated August 8, 2000, between Sentry Technology Corporation and Dutch A&A, incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K, dated August 10, 2000.

10.25 Distribution Agreement, dated January 8, 2001, between Sentry and Dutch A&A, incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 10, 2000.

10.26 Waiver and Eighth Amendment to the Loan and Security Agreement, dated August 10, 2001, between General Electric Capital Corporation and Knogo North America Inc., incorporated by reference to Exhibit 10.28 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

10.27 Ninth Amendment to the Loan and Security Agreement, dated December 28, 2001, between General Electric Capital Corporation and Knogo North America Inc.

10.28 Tenth Amendment to the Loan and Security Agreement, dated January 15, 2001, between General Electric Capital Corporation and Knogo North America Inc.

10.29 Financing Agreement between Knogo North America Inc. and The CIT Group/Business Credit, Inc. dated March 22, 2002.

21     Subsidiaries  of the Company.  Incorporated by reference to Exhibit 21 to the  Company's  annual  report  on  Form  10-K  for  fiscal  1997.

23     Consent  of  Deloitte  &  Touche  LLP


                                   SIGNATURES
                                   ----------

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SENTRY  TECHNOLOGY  CORPORATION


                                           By:   /s/  Peter  J.  Mundy
                                                 ---------------------
                                                 Peter  J.  Mundy
                                                 Vice  President-Finance,
                                                 Chief  Financial  Officer,
                                                 Secretary  and  Treasurer

Dated:  March  27,  2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature     Title
---------     -----

/s/  Peter  L.  Murdoch           Chief  Executive  Officer  and  Director
--------------------------
Peter  L.  Murdoch

/s/  Peter  J.  Mundy             Vice  President-Finance,
--------------------------        Chief Financial and Accounting Officer,
Peter  J.  Mundy                  Secretary  and  Treasurer

/s/  William  A.  Perlmuth        Director
--------------------------
William  A.  Perlmuth

/s/  Willem  Angel                Director
--------------------------
Willem  Angel

/s/  Robert D. Furst, Jr.         Director
--------------------------
Robert  D.  Furst,  Jr.

/s/  Jonathan  G.  Granoff        Director
--------------------------
Jonathan  G.  Granoff

/s/  Cor  S.A.  De  Nood          Director
--------------------------
Cor  S.A.  De  Nood


Dated:  March  27,  2002

EXHIBIT  INDEX

     10.27 Ninth Amendment to the Loan and Security Agreement, dated December 28, 2001, between General Electric Capital Corporation and Knogo North America Inc.

     10.28 Tenth Amendment to the Loan and Security Agreement, dated January 15, 2001, between General Electric Capital Corporation and Knogo North America Inc.

     10.29 Financing Agreement between Knogo North America Inc. and The CIT Group/Business Credit, Inc. dated March 22, 2002.

     23     Consent  of  Deloitte  &  Touche  LLP

                                             Exhibit  10.27


               NINTH AMENDMENT TO THE LOAN AND SECURITY AGREEMENT


     Ninth Amendment dated as of December 28, 2001 (this "AMENDMENT") to the Loan and Security Agreement, dated as of December 31, 1997 (as amended and modified, the "LOAN AGREEMENT"), among GENERAL ELECTRIC CAPITAL CORPORATION, a Delaware corporation ("LENDER") and KNOGO NORTH AMERICA INC., a Delaware corporation ("BORROWER"), and the other Credit Parties executing this Amendment.

                                  WITNESSETH :
                                  ----------

     WHEREAS, Borrower has requested that Lender extend the Stated Expiry Date to January 15, 2002;

     WHEREAS, Lender is willing to extend the Stated Expiry Date only on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the premises, the covenants and agreements contained herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties do hereby agree that all capitalized terms used herein shall have the meanings ascribed thereto in the Loan Agreement and do hereby further agree as follows:

                               STATEMENT OF TERMS
                               ------------------

     3.     OUTSTANDING  OBLIGATIONS.  Each  Credit  Party  hereby  affirms  and
            ------------------------
acknowledges that (i) as of December 28, 2001, there is presently outstanding under the Loan Agreement loans and advances in the aggregate principal amount of $2,733,740.46, together with accrued interest thereon, fees, costs and expenses (collectively, the "Amount") and (ii) the Amount is a valid obligation of the Borrower and is due and owing without defense, claim, setoff or counterclaim of any kind or nature whatsoever.

     4.     AMENDMENT.  Subject  to the satisfaction of the conditions precedent
            ----------
set forth in Section 4 of this Amendment, each Credit Party and Lender agree to amend the Loan Agreement as follows:

     (a) Schedule A of the Loan Agreement is amended by amending the definition of "Stated Expiry Date" as follows:

          "Stated  Expiry  Date"  shall  mean  January  15,  2002.


(b) The Transaction Summary is amended to reflect the changes made in this Amendment.

     5.     INVENTORY  RESERVE.  Notwithstanding  anything  to  the  contrary
            ------------------
contained in the Loan Agreement, effective January 12, 2002 reserves against inventory shall be increased from the current level of $125,000 to $150,000.


     6.     REPRESENTATIONS AND WARRANTIES.  To induce Lender to enter into this
            -------------------------------
Amendment, each Credit Party hereto hereby warrants, represents and covenants to Lender that: (a) each representation and warranty of the Credit Parties set forth in the Loan Agreement is hereby restated and reaffirmed as true and correct on and as of the date hereof after giving affect to this Amendment as if such representation or warranty were made on and as of the date hereof (except to the extent that any such representation or warranty expressly relates to a prior specific date or period in which case it is true and correct as of such prior date or period), and no Default or Event of Default has occurred and is continuing as of this date under the Loan Agreement after giving effect to this Amendment; (b) each Credit Party hereto has the power and is duly authorized to enter into, deliver and perform this Amendment, and this Amendment is the legal, valid and binding obligation of such Credit Party enforceable against it in accordance with its terms; and (c) the bank accounts at Fleet Bank and Toronto Dominion Bank which are subject to the Blocked Account Agreements constitute the only deposit accounts utilized by any Credit Party.

     7.     CONDITIONS  PRECEDENT  TO  EFFECTIVENESS  OF  THIS  AMENDMENT.  The
            -------------------------------------------------------------
effectiveness of this Amendment is subject to the fulfillment of the following conditions precedent:

(a) Lender shall have received one or more counterparts of this Amendment duly executed and delivered by the Credit Parties hereto;

(b) Any and all guarantors of the Obligations shall have consented to the execution, delivery and performance of this Amendment and all of the transactions contemplated hereby by signing one or more counterparts of this Amendment in the appropriate space indicated below and returning same to Lender; and

(c) Borrower shall have paid to Lender an amendment fee in the amount of $15,000 which shall be charged to Borrower's loan account on the date of this Amendment together with all of Lender's legal fees, costs and expenses incurred in connection with the preparation, negotiation, execution and delivery of this Amendment. Upon payment of the foregoing amendment fee, no further amendment fee shall be required in connection with the execution of a subsequent amendment to this Loan Agreement the purpose of which is to extend the Stated Expiry Date to March 31, 2002.

     8.     CONTINUING  EFFECT OF LOAN AGREEMENT.  Except as expressly set forth
            ------------------------------------
herein, the provisions of the Loan Agreement, and the Liens granted thereunder, are and shall remain in full force and effect and the waiver set forth herein shall be limited precisely as drafted and shall not constitute a waiver of any other provisions of the Loan Agreement.

     9.     COUNTERPARTS.  This  Amendment  may  be  executed  in  multiple
            ------------
counterparts each of which shall be deemed to be an original and all of which when taken together shall constitute one and the same instrument.

     10.     GOVERNING  LAW.  THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED
             ---------------
IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE WITHOUT REGARD TO THE PRINCIPLES THEREOF REGARDING CONFLICTS OF LAWS.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year specified at the beginning hereof.

                    KNOGO  NORTH  AMERICA  INC.,
                    as  Borrower

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:       Peter  J.  Mundy
                    Title:       V.P.  -  CFO

                    SENTRY  TECHNOLOGY  CORPORATION,
                    as  Credit  Party

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:       Peter  J.  Mundy
                    Title:       V.P.  -  CFO

                    VIDEO  SENTRY  CORPORATION,
                    as  Credit  Party

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:       Peter  J.  Mundy
                    Title:       V.P.  -  CFO

                    KNOGO  CARIBE,  INC.,
                    as  Credit  Party

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:       Peter  J.  Mundy
                    Title:       V.P.  -  CFO

                    GENERAL ELECTRIC CAPITAL CORPORATION, as Lender

                    By:     /s/  Jorge  A.  Chiluisa
                            ------------------------
                    Name:     Jorge  A.  Chiluisa
                    Title:     Duly  Authorized  Signatory

                              CONSENT OF GUARANTORS

     Each of the undersigned guarantors does hereby consent to the execution, delivery and performance of the within and foregoing Amendment and confirms the continuing effect of such guarantor's guarantee of the Obligations after giving effect to the foregoing Amendment.

     IN WITNESS WHEREOF, each of the undersigned guarantors has executed this Consent to Guarantors as of the day and year first above set forth.

                    GUARANTORS:

                    SENTRY  TECHNOLOGY  CORPORATION


                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     VP  -  CFO

                    VIDEO  SENTRY  CORPORATION


                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     VP  -  CFO

                    KNOGO  CARIBE,  INC.


                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     Treasurer

                                             Exhibit  10.28


               TENTH AMENDMENT TO THE LOAN AND SECURITY AGREEMENT


     Tenth Amendment dated as of January 15, 2002 (this "AMENDMENT") to the Loan and Security Agreement, dated as of December 31, 1997 (as amended and modified, the "LOAN AGREEMENT"), among GENERAL ELECTRIC CAPITAL CORPORATION, a Delaware corporation ("LENDER") and KNOGO NORTH AMERICA INC., a Delaware corporation
("CREDIT  PARTY"),  and  the  other  Credit  Parties  executing  this Amendment.

                                  WITNESSETH :
                                  ----------

     WHEREAS, Credit Party has requested that Lender extend the Stated Expiry Date to March 31, 2002;

     WHEREAS, Lender is willing to extend the Stated Expiry Date only on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the premises, the covenants and agreements contained herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties do hereby agree that all capitalized terms used herein shall have the meanings ascribed thereto in the Loan Agreement and do hereby further agree as follows:

                               STATEMENT OF TERMS
                               ------------------

1.     OUTSTANDING  OBLIGATIONS.  Each  Credit  Party  hereby  affirms  and
       ------------------------
acknowledges that (i) as of January 14, 2002, there is presently outstanding under the Loan Agreement loans and advances in the aggregate principal amount of $2,693,981.98, together with accrued interest thereon, fees, costs and expenses (collectively, the "Amount") and (ii) the Amount is a valid obligation of each Credit Party and is due and owing without defense, claim, setoff or counterclaim of any kind or nature whatsoever.

2.     AMENDMENT.  Subject  to  the satisfaction of the conditions precedent set
       ----------
forth in Section 4 of this Amendment, each Credit Party and Lender agree to amend the Loan Agreement as follows:

(a) Section 1.5(a) is amended by inserting the following sentence at the end thereof:

          "Notwithstanding the foregoing, on and after January 15, 2002 the Revolving Credit Rate shall be a floating rate equal to the Index Rate plus 6.5% per annum."

     (b) Schedule A of the Loan Agreement is amended by amending the definition of "Stated Expiry Date" as follows:

          "Stated  Expiry  Date"  shall  mean  March  31,  2002.

(c)     Schedule  E  is  amended  by  adding  a  new  Paragraph  7  as  follows:

"7. EXTENSION FEES. Credit Party will pay Lender an extension fee of $30,000 payable on the fifteenth day of January, 2002 unless Credit Party has refinanced the obligations owing to Lender prior to such date. Except as set forth in the last sentence of this paragraph, the extension fee shall be earned in full on January 15, 2002 and not be subject to proration. Notwithstanding the foregoing, (i) if the Credit Party has refinanced the obligations owing to Lender on or prior to January 31, 2002, Lender shall refund $15,000 of the extension fee, and (ii) if Credit Party has refinanced the obligations owing to Lender after January 31, 2002 but on or prior to February 28, 2002, Lender shall refund $7,500 of the extension fee.

(d) The Transaction Summary is amended to reflect the changes made in this Amendment.

3.     Inventory Reserve.  Notwithstanding anything to the contrary contained in
       -----------------
     the Loan Agreement, during the following time periods reserves against inventory availability shall be increased from the $125,000 level as follows:

                                    Amount of
     Time Period                 Inventory Reserve
     ------------                -----------------

  January 12-January 25 .        $    150,000
  January 26-February 8 .        $    175,000
  February 9-February 22.        $    200,000
  February 23-March 8 . .        $    225,000
  March 9- March 22 . . .        $    250,000
  March 23 and thereafter        $    275,000


Lender shall reconsider the level of inventory reserves based upon receipt of an inventory appraisal, at Borrower's expense, in form and substance satisfactory to Lender. In the event Lender receives a copy of either (x) a fully executed commitment letter from Tyco Capital to Credit Party for a refinancing facility in an amount of at least $7,000,000, or (y) a letter from Tyco Capital to Credit Party stating that Tyco Capital is seeking Credit Committee approval for a refinancing facility in an amount of at least $7,000,000 and is proceeding with documenting the proposed refinancing facility pending receipt of Credit Committee approval, then if the letter under either (x) or (y) is received by Lender (1) on or before February 22, 2002, then the maximum amount of the reserve against inventory availability shall be limited to $200,000 until the Stated Expiry Date, or (2) after February 22, 2002 but before March 8, 2002, then the maximum amount of the reserve against inventory availability shall be reduced to $200,000 until the Stated Expiry Date.

4.     Representations  and  Warranties.  To  induce  Lender  to enter into this
       ---------------------------------
Amendment, each Credit Party hereto hereby warrants, represents and covenants to Lender that: (a) each representation and warranty of the Credit Parties set forth in the Loan Agreement is hereby restated and reaffirmed as true and correct on and as of the date hereof after giving affect to this Amendment as if such representation or warranty were made on and as of the date hereof (except to the extent that any such representation or warranty expressly relates to a prior specific date or period in which case it is true and correct as of such prior date or period), and no Default or Event of Default has occurred and is continuing as of this date under the Loan Agreement after giving effect to this Amendment; (b) each Credit Party hereto has the power and is duly authorized to enter into, deliver and perform this Amendment, and this Amendment is the legal, valid and binding obligation of such Credit Party enforceable against it in accordance with its terms; and (c) Credit Party shall keep Lender apprised on a current basis of the status of the proposed refinancing and shall promptly inform Lender if Tyco Capital has imposed conditions upon the refinancing which Credit Party believes it will be unable to meet, or if Tyco Capital has indicated the proposed refinancing will not occur on or before February 28, 2002.

5.     Waiver.  Each  Credit Party waives and affirmatively agrees not to allege
       ------
or otherwise pursue any or all defenses, affirmative defenses, counterclaims, claims, causes of action, setoffs or other rights that it may have to contest
(a) any provision of the Loan Documents or the Loan Agreement; (b) the security interest of Lender in any property, whether real or personal, tangible or intangible, or any right or other interest, now or hereafter arising in connection with the Collateral; or (c) the conduct of Lender in administering the financing arrangements between Credit Parties and Lender.

6.     Release.  Each Credit Party hereby releases, remises, acquits and forever
       -------
discharges Lender and Lender's employees, agents, representatives, consultants, attorneys, fiduciaries, officers, directors, partners, predecessors, successors and assigns, subsidiary corporations, parent corporations, and related corporate divisions (all of the foregoing hereinafter called the "Released Parties"), from any and all actions and causes of action, judgments, executions, suits, debts, claims, demands, liabilities, obligations, damages and expenses of any and every character, known or unknown, direct and/or indirect, at law or in equity, of whatsoever kind or nature, for or because of any matter or things done, omitted or suffered to be done by any of the Released Parties prior to and including the date of execution hereof, and in any way directly or indirectly arising out of or in any way connected to the Loan Agreement or the Loan Documents (all of the foregoing hereinafter called the "Released Matters"). Each Credit Party acknowledges that the agreements in this Section are intended to be in full satisfaction of all or any alleged injuries or damages arising in connection with the Released Matters.

7.     Conditions  Precedent  to  Effectiveness  of  this  Amendment.  The
       -------------------------------------------------------------
effectiveness of this Amendment is subject to the fulfillment of the following conditions precedent:

(a) Lender shall have received one or more counterparts of this Amendment duly executed and delivered by the Credit Parties hereto; and

(b) Any and all guarantors of the Obligations shall have consented to the execution, delivery and performance of this Amendment and all of the transactions contemplated hereby by signing one or more counterparts of this Amendment in the appropriate space indicated below and returning same to Lender.

8.     Continuing  Effect of Loan Agreement.  Except as expressly set forth
       ------------------------------------
herein, the provisions of the Loan Agreement, and the Liens granted thereunder, are and shall remain in full force and effect and the waiver set forth herein shall be limited precisely as drafted and shall not constitute a waiver of any other provisions of the Loan Agreement.

9.     Counterparts.  This  Amendment  may  be  executed  in  multiple
       ------------
counterparts each of which shall be deemed to be an original and all of which when taken together shall constitute one and the same instrument.

10.     Governing  Law.  THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED
        ---------------
IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE WITHOUT REGARD TO THE PRINCIPLES THEREOF REGARDING CONFLICTS OF LAWS.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year specified at the beginning hereof.

                    KNOGO  NORTH  AMERICA  INC.,
                    as  Credit  Party

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     VP  -  CFO


                    SENTRY  TECHNOLOGY  CORPORATION,
                    as  Credit  Party

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     VP  -  CFO


                    VIDEO  SENTRY  CORPORATION,
                    as  Credit  Party

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     VP  -  CFO


                    KNOGO  CARIBE,  INC.,
                    as  Credit  Party

                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:       Peter  J.  Mundy
                    Title:       TREASURER

                    GENERAL ELECTRIC CAPITAL CORPORATION, as Lender

                    By:     /s/  Jorge  Chiluisa
                            --------------------
                    Name:
                    Title:     Duly  Authorized  Signatory

                              CONSENT OF GUARANTORS

     Each of the undersigned guarantors does hereby consent to the execution, delivery and performance of the within and foregoing Amendment and confirms the continuing effect of such guarantor's guarantee (the "Guaranty") of the Obligations after giving effect to the foregoing Amendment.

     Each of the undersigned hereby releases, remises, acquits and forever discharges Lender and the Released Parties from any and all actions and causes of action, judgments, executions, suits, debts, claims, demands, liabilities, obligations, damages and expenses of any and every character, known or unknown, direct and/or indirect, at law or in equity, of whatsoever kind or nature, for or because of any matter or things done, omitted or suffered to be done by any of the Released Parties prior to and including the date of execution hereof or after the date hereof, and in any way directly or indirectly arising out of or in any way connected to the Guaranty, the Loan Agreement or the Loan Documents (all of the foregoing hereinafter called the "Guarantor Released Matters"). Each of the undersigned acknowledges that the foregoing agreements are intended to be in full satisfaction of all or any alleged injuries or damages arising in connection with the Guarantor Released Matters.

     IN WITNESS WHEREOF, each of the undersigned guarantors has executed this Consent to Guarantors as of the day and year first above set forth.

                    GUARANTORS:

                    SENTRY  TECHNOLOGY  CORPORATION


                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     VP  -  CFO

                    VIDEO  SENTRY  CORPORATION


                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     VP  -  CFO

                    KNOGO  CARIBE,  INC.


                    By:     /s/  Peter  J.  Mundy
                            ---------------------
                    Name:     Peter  J.  Mundy
                    Title:     Treasurer

                                                          Exhibit  10.29






                               FINANCING AGREEMENT
                               -------------------




                       THE CIT GROUP/BUSINESS CREDIT, INC.

                                   (AS LENDER)


                                       AND


                            KNOGO NORTH AMERICA INC.

                                  (AS BORROWER)


                             DATED:  MARCH 22, 2002

                                TABLE OF CONTENTS
     Page
SECTION  1.   Definitions     80
              -----------
SECTION  2.   Conditions  Precedent     89
              ---------------------
SECTION  3.   Revolving  Loans     92
              ----------------
SECTION  4.   Term  Loan     94
              ----------
SECTION  5.   Intentionally  Omitted     95
             -----------------------
SECTION  6.   Collateral     95
              ----------
SECTION  7.   Representations,  Warranties  and  Covenants     32
              --------------------------------------------
SECTION  8.   Interest,  Fees  and  Expenses     104
              ------------------------------
SECTION  9.   Powers     107
              ------
SECTION  10.  Events  of  Default  and  Remedies     107
              ----------------------------------
SECTION  11.  Termination     110
              -----------
SECTION  12.   Miscellaneous     110
               -------------


EXHIBIT
-------

     Exhibit  A  -  Form  of  Term  Loan  Promissory  Note


SCHEDULES
---------

Schedule  1  -Collateral  Information

     THE CIT GROUP/BUSINESS CREDIT, INC., a New York corporation, with offices located at 1211 Avenue of the Americas, New York, New York, 10036 (hereinafter
"CIT"), is pleased to confirm the terms and conditions under which CIT shall make revolving loans, term loans and other financial accommodations to KNOGO
NORTH AMERICA INC., a Delaware             corporation with a principal place of
business at 350 Wireless Boulevard, Hauppauge, New York, 11788 (herein the "Company").

SECTIONSECTION  1.   Definitions  1.   Definitions
                     -----------------------------
ACCOUNTS  shall mean all of the Company's now existing and future:  (A) accounts
--------
(as defined in the UCC), and any and all other receivables (whether or not specifically listed on schedules furnished to CIT), including, without limitation, all accounts created by, or arising from, all of the Company's sales, leases, rentals of goods or renditions of services to its customers, including but not limited to, those accounts arising under any of the Company's trade names or styles, or through any of the Company's divisions; (B) any and all instruments, documents, chattel paper (including electronic chattel paper) (all as defined in the UCC); (C) unpaid seller's or lessor's rights (including rescission, replevin, reclamation, repossession and stoppage in transit) relating to the foregoing or arising therefrom; (D) rights to any goods represented by any of the foregoing, including rights to returned, reclaimed or repossessed goods; (E) reserves and credit balances arising in connection with or pursuant hereto; (F) guarantees, supporting obligations, payment intangibles and letter of credit rights (all as defined in the UCC); (G) insurance policies or rights relating to any of the foregoing; (H) general intangibles pertaining to any and all of the foregoing (including all rights to payment, including those arising in connection with bank and non-bank credit cards), and including books and records and any electronic media and software thereto ; (I) notes, deposits or property of account debtors securing the obligations of any such account debtors to the Company; and (J) cash and non-cash proceeds (as defined in the UCC) of any and all of the foregoing.

ADMINISTRATIVE  MANAGEMENT  FEE shall mean the amount which shall be paid to CIT
-------------------------------
in accordance with Section 8, paragraph 8.8 hereof to offset the expenses and costs (excluding Out-of-Pocket Expenses and auditor fees) of CIT in connection with administration, record keeping, analyzing and evaluating the Collateral.

ANNIVERSARY  DATE shall mean the date occurring three (3) years from the Closing
-----------------
Date  and  the  same  date  in  every  year  thereafter.

ANNUAL  FACILITY  FEE  shall mean the fee payable to CIT in accordance with, and
---------------------
pursuant to, the provisions of Paragraph 8.7 of Section 8 of this Financing Agreement.


AVAILABILITY  shall mean at any time the amount by which: (a) the Borrowing Base
------------
exceeds (b) the outstanding aggregate amount of all Obligations, including without limitation, all Obligations with respect to Revolving Loans, but excluding the Term Loan.

AVAILABILITY  RESERVE  shall  mean  the  sum  of:  (a) any reserve which CIT may
---------------------
reasonably require from time to time pursuant to this Financing Agreement; (b) $350,000, and (c) such other reserves as CIT deems necessary in its reasonable judgment as a result of (i) negative forecasts and/or trends in the Company's business, industry, prospects, profits, operations or financial condition or
(ii) other issues, circumstances or facts that could otherwise negatively impact the Company, its business, prospects, profits, operations, industry, financial condition or assets.

BORROWING  BASE  shall  mean  the  sum of (a) the sum of (x) eighty-five percent
---------------
(85%) of the Company's aggregate outstanding domestic Eligible Accounts Receivable, provided, however, that if the then Dilution Percentage is greater than five percent (5%), then the rate of advance herein shall be reduced by the amount of such excess Dilution Percentage, (y) the lesser of (i) seventy percent (70%) of the Company's aggregate outstanding deferred payment Eligible Accounts Receivable, provided that any such Accounts are less than 180 days past the invoice date and are to customers which are satisfactory to CIT, (as CIT may advise the Company from time to time), or (ii) $300,000, and (z) the lesser of
(i) seventy-five percent (75%) of the Company's aggregate outstanding foreign Eligible Accounts Receivable, provided that any such Accounts are (A) backed by credit insurance policies which have been assigned to CIT and in form and substance satisfactory to CIT, or (B) secured by letters of credit (in form and substance satisfactory to CIT) issued or confirmed by, and payable at, banks having a place of business in the United States of America, or (ii) up to (x) $500,000 plus (y) $750,000 for Canadian account debtors; plus (b) the lesser of
(i) the sum of (x) the lesser of eighty-five percent (85%) of the net orderly liquidation value of the Company's Eligible Inventory consisting of finished goods Inventory or thirty-five percent (35%) of the aggregate value of the Company's Eligible Inventory consisting of finished goods Inventory, valued at the lower of cost or market, on a first in, first out basis, and (y) the lesser of eighty-five percent (85%) of the net orderly liquidation value of the Company's Eligible Inventory consisting of raw materials Inventory or eighteen percent (18%) of the aggregate value of the Company's Eligible Inventory consisting of raw materials Inventory, valued at the lower of cost or market, on a first in, first out basis, or (ii) the Inventory Loan Cap, less (c) any applicable Availability Reserves.

BUSINESS  DAY  shall  mean any day on which CIT and JPMorgan Chase Bank are open
-------------
for  business.

CAPITAL  EXPENDITURES  shall mean, for any period, the aggregate expenditures of
---------------------
the Company during such period on account of, property, plant, equipment or similar fixed assets that in conformity with GAAP, are required to be reflected in the balance sheet of the Company.

CAPITAL IMPROVEMENTS shall mean operating Equipment facilities (other than land)
--------------------
acquired  or  installed  for  use  in  the  Company's  business  operations.

CAPITAL  LEASE  shall  mean  any  lease  of  property (whether real, personal or
--------------
mixed), which, in conformity with GAAP, is accounted for as a capital lease or a Capital Expenditure in the balance sheet of the Company.

CHASE  BANK RATE shall mean the rate of interest per annum announced by JPMorgan
----------------
Chase Bank from time to time as its prime rate in effect at its principal office in New York City. (The prime rate is not intended to be the lowest rate of interest charged by JPMorgan Chase Bank to its borrowers).

CHASE  BANK  RATE  LOANS  shall  mean  any  loans  or  advances pursuant to this
------------------------
Financing Agreement made or maintained at a rate of interest based upon the Chase Bank Rate.

CLOSING  DATE  shall  mean  the date that this Financing Agreement has been duly
-------------
executed  by  the  parties  hereto  and  delivered  to  CIT.


COLLATERAL  shall  mean  all  present and future Accounts, Equipment, Inventory,
----------
Documents of Title, General Intangibles, Investment Property, Pledged Stock of the Company and the Company's subsidiaries and Other Collateral.

COLLECTION  DAYS  shall mean three (3) Business Days to provide for the deposit,
----------------
clearance and collection of checks or other instruments representing the proceeds of Collateral, the amount of which has been credited to the Company's Revolving Loan Account, and for which interest may be charged on the aggregate amount of such deposits, at the rate provided for in Paragraph 8.1 of Section 8 of this Financing Agreement.

COMMITMENT  LETTER  shall  mean  the Commitment Letter, dated February 21, 2002,
------------------
issued  by  CIT  to,  and  accepted  by,  the  Company.


CONSOLIDATED BALANCE SHEET shall mean a consolidated or compiled, as applicable,
--------------------------
balance sheet for the Parent, the Company and the consolidated subsidiaries of each, eliminating all inter-company transactions and prepared in accordance with GAAP.

CONSOLIDATING  BALANCE  SHEET  shall  mean  a  Consolidated  Balance  Sheet plus
-----------------------------
individual balance sheets for the Parent, the Company and the subsidiaries of each, showing all eliminations of inter-company transactions, including a balance sheet for the Company exclusively, all prepared in accordance with GAAP.


COPYRIGHTS  shall  mean all present and hereafter acquired copyrights, copyright
----------
registrations, recordings, applications, designs, styles, licenses, marks, prints and labels bearing any of the foregoing, goodwill, any and all general intangibles, intellectual property and rights pertaining thereto, and all cash and non-cash proceeds thereof.

CURRENT  ASSETS shall mean those assets of the Company which, in accordance with
---------------
GAAP,  are  classified  as  current.


CURRENT  LIABILITIES  shall  mean  those  liabilities  of  the Company which, in
--------------------
accordance with GAAP, are classified as "current," provided however, that, notwithstanding GAAP, the Revolving Loans and the current portion of Permitted Indebtedness shall be considered "current liabilities."

DEFAULT  shall mean any event specified in Section 10 hereof, whether or not any
-------
requirement for the giving of notice, the lapse of time, or both, or any other condition, event or act, has been satisfied.

DEFAULT  RATE  OF  INTEREST  shall  mean  a  rate  of  interest per annum on any
---------------------------
Obligations hereunder, equal to the sum of: (a) two percent (2%) and (b) the applicable increment over the Chase Bank Rate (as set forth in paragraph 8.1 hereof) plus the Chase Bank Rate, which CIT shall be entitled to charge the Company on all Obligations due CIT by the Company, as further set forth in Paragraph 10.2 of Section 10 of this Financing Agreement.


DEPOSITORY  ACCOUNTS  shall  mean  the collection accounts, which are subject to
--------------------
CIT's instructions, as specified in Paragraph 3.4 of Section 3 of this Financing Agreement.

DILUTION  PERCENTAGE  shall mean, as of anytime of calculation,  the then sum of
--------------------
the Borrower's credits, claims, allowances, discounts, write-offs, contras, off-sets and deductions divided by the then sum of Trade Accounts Receivable, all calculated on a rolling ninety (90) day average, as determined and calculated by CIT from time to time.

DOCUMENTATION  FEE  shall  mean (A) the sum of $10,000.00 intended to compensate
------------------                              ------
CIT for the use of CIT's in-house Legal Department and facilities in documenting, in whole or in part, the initial transaction solely on behalf of CIT, exclusive of Out-of-Pocket Expenses, and (B) subsequent to the Closing Date, CIT's standard fees relating to any and all modifications, waivers, releases, amendments or additional collateral with respect to this Financing Agreement, the Collateral and/or the Obligations.

DOCUMENTS  OF  TITLE  shall mean all present and future documents (as defined in
--------------------
the UCC), and any and all warehouse receipts, bills of lading, shipping documents, chattel paper, instruments and similar documents, all whether negotiable or not and all goods and Inventory relating thereto and all cash and non-cash proceeds of the foregoing.

EARLY  TERMINATION DATE shall mean the date on which the Company terminates this
-----------------------
Financing Agreement or the Revolving Line of Credit which date is prior to an Anniversary Date.

EARLY  TERMINATION  FEE  shall:  (A)  mean the fee CIT is entitled to charge the
-----------------------
Company in the event the Company terminates the Revolving Line of Credit or this Financing Agreement on a date prior to an Anniversary Date; and (B) be determined by multiplying the Revolving Line of Credit by (x) three percent (3%) if the Early Termination Date occurs on or before one (1) year from the Closing Date, (y) one percent (1%) if the Early Termination Date occurs after one (1) year from the Closing Date but on or before two (2) years from the Closing Date; and (z) one-half of one percent (0.5%) if the Early Termination Date occurs after two (2) years from the Closing Date but prior to an Anniversary Date. In the event the Lender is acquired by General Electric (including GECC), the foregoing fee shall be waived.

EBIT  shall  mean,  in  any  period, all earnings of the Company for said period
----
before all interest and tax obligations of the Company for said period, determined in accordance with GAAP on a consistent basis with the latest audited financial statements of the Company, but excluding the effect of extraordinary or non-reoccurring gains or losses for such period.

ELIGIBLE  ACCOUNTS RECEIVABLE shall mean the gross amount of the Company's Trade
-----------------------------
Accounts Receivable that are subject to a valid, exclusive, first priority and fully perfected security interest in favor of CIT, which conform to the warranties contained herein and which, at all times, continue to be acceptable to CIT in the exercise of its reasonable judgment, less, without duplication, the sum of: (a) any returns, discounts, claims, credits and allowances of any nature (whether issued, owing, granted, claimed or outstanding), and (b) reserves for any such Trade Accounts Receivable that arise from or are subject to or include: (i) sales to the United States of America, any state or other governmental entity or to any agency, department or division thereof, except for any such sales as to which the Company has complied with the Assignment of Claims Act of 1940 or any other applicable statute, rules or regulation, to CIT's satisfaction in the exercise of its reasonable business judgment; (ii) foreign sales, other than sales which otherwise comply with all of the other criteria for eligibility hereunder and are (x) secured by letters of credit (in form and substance satisfactory to CIT) issued or confirmed by, and payable at, banks having a place of business in the United States of America, or (y) to customers residing in Canada provided such Accounts do not exceed $750,000.00 (U.S. Dollars) in the aggregate at any one time; (iii) Accounts that remain unpaid more than ninety (90) days from invoice date, provided that for the Company's customers Lowe's and Goody's, outstanding invoices to such customer are unpaid more than one hundred and twenty (120) days from invoice date; (iv) contra accounts; (v) sales to Parent, any subsidiary, or to any company affiliated with the Company or Parent in any way; (vi) bill and hold (deferred shipment) or consignment sales; (vii) sales to any customer which is: (A) insolvent, (B) the debtor in any bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceedings under any federal or state law, (C) negotiating, or has called a meeting of its creditors for purposes of negotiating, a compromise of its debts, or (D) financially unacceptable to CIT or has a credit rating unacceptable to CIT; (viii) all sales to any customer if fifty percent (50%) or more of the aggregate dollar amount of all outstanding invoices to such customer are unpaid more than ninety (90) days from invoice date; (ix) subject to the last sentence of this definition, sales to (A) any customer and/or its affiliates to the extent such sales exceed at any one time twenty percent (20%) or more of all Eligible Accounts Receivable, and (B) to Lowe's and/or its affiliates to the extent such sales exceed at any one time forty percent (40%) or more of all Eligible Accounts Receivable; (x) pre-billed receivables and receivables arising from progress billing; (xi) an amount representing, historically, returns, discounts, claims, credits, allowances and applicable terms; (xii) sales not payable in United States or Canadian currency; and (xiii) any other reasons deemed necessary by CIT in its reasonable judgment, including without limitation those which are customary either in the commercial finance industry or in the lending practices of CIT. In addition to the foregoing, CIT may, from time to time, amend the foregoing or establish such criteria as it may deem advisable, in its sole discretion, relating to the Company's sales on extended dating terms and concentration levels relating to specific account debtors.

ELIGIBLE  INVENTORY  shall mean the gross amount of the Company's Inventory that
-------------------
is subject to a valid, exclusive, first priority and fully perfected security interest in favor of CIT and which conforms to the warranties contained herein and which, at all times continues to be acceptable to CIT in the exercise of its reasonable judgment, less, without duplication, any (a) work-in-process, (b) supplies (other than raw materials), (c) Inventory not present in the United States of America, (d) Inventory returned or rejected by the Company's customers (other than goods that are undamaged and resalable in the normal course of business) and goods to be returned to the Company's suppliers, (e) Inventory in transit to third parties (other than the Company's agents or warehouses), or in the possession of a warehouseman, bailee, third party processor, or other third party, unless such warehouseman, bailee or third party has executed a notice of security interest agreement (in form and substance satisfactory to CIT) and CIT shall have a first priority perfected security interest in such Inventory, and
(f) less any reserves required by CIT in its reasonable discretion, including without limitation for special order goods, discontinued, slow-moving and obsolete Inventory, market value declines, bill and hold (deferred shipment), consignment sales, shrinkage and any applicable customs, freight, duties and Taxes.

EQUIPMENT shall mean all present and hereafter acquired equipment (as defined in
---------
the UCC) including, without limitation, all machinery, equipment, furnishings and fixtures, and all additions, substitutions and replacements thereof, wherever located, together with all attachments, components, parts, equipment and accessories installed thereon or affixed thereto and all proceeds thereof of whatever sort.

ERISA shall mean the Employee Retirement Income Security Act or 1974, as amended
-----
from time to time and the rules and regulations promulgated thereunder from time to time.

EVENT(S)  OF  DEFAULT  shall have the meaning provided for in Section 10 of this
---------------------
Financing  Agreement.


EXECUTIVE  OFFICERS shall mean the Chairman, President, Chief Executive Officer,
-------------------
Chief Operating Officer, Chief Financial Officer, Executive Vice President(s), Senior Vice President(s), Treasurer, Controller and Secretary of the Company.

FISCAL  QUARTER  shall  mean,  with respect to the Company, each three (3) month
---------------
period ending on March 31st, June 30th, September 30th, and December 31st of each Fiscal Year.


FISCAL  YEAR  shall mean each twelve (12) month period commencing on January 1st
------------
of  each  year  and  ending  on  the  following  December  31st  of  such  year.


GAAP shall mean generally accepted accounting principles in the United States of
----
America as in effect from time to time and for the period as to which such accounting principles are to apply, provided that in the event the Company modifies its accounting principles and procedures as applied as of the Closing Date, the Company shall provide such statements of reconciliation as shall be in form and substance acceptable to CIT.

GENERAL  INTANGIBLES  shall  mean  all  present  and  hereafter acquired general
--------------------
intangibles (as defined in the UCC), and shall include, without limitation, all present and future right, title and interest in and to: (a) all Trademarks, tradenames, corporate names, business names, logos and any other designs or sources of business identities, (b) Patents, together with any improvements on said Patents, utility models, industrial models, and designs, (c) Copyrights,
(d) trade secrets, (e) licenses, permits and franchises, (f) all applications with respect to the foregoing, (g) all right, title and interest in and to any and all extensions and renewals, (h) goodwill with respect to any of the foregoing, (i) any other forms of similar intellectual property, (j) all customer lists, distribution agreements, supply agreements, blueprints, indemnification rights and tax refunds, together with all monies and claims for monies now or hereafter due and payable in connection with any of the foregoing or otherwise, and all cash and non-cash proceeds thereof, including, without limitation, the proceeds or royalties of any licensing agreements between the Company and any licensee of any of the Company's General Intangibles.

GUARANTIES  shall  mean  the  guaranty  documents  executed and delivered by the
----------
Guarantors  guaranteeing  the  Obligations.


GUARANTORS shall mean (i) the Parent, and (ii) each subsidiary of the Parent and
----------
the  Company.

INDEBTEDNESS  shall  mean,  without  duplication, all liabilities, contingent or
------------
otherwise, which are any of the following: (a) obligations in respect of borrowed money or for the deferred purchase price of property, services or assets, other than Inventory, or (b) lease obligations which, in accordance with GAAP, have been, or which should be capitalized.

INSURANCE  PROCEEDS  shall  mean  proceeds or payments from an insurance carrier
-------------------
with  respect  to  any  loss,  casualty  or  damage  to  Collateral.


INVENTORY  shall  mean  all  of  the  Company's  present  and hereafter acquired
---------
inventory (as defined in the UCC) and including, without limitation, all merchandise, inventory and goods, and all additions, substitutions and replacements thereof, wherever located, together with all goods and materials used or usable in manufacturing, processing, packaging or shipping same in all stages of production from raw materials through work-in-process to finished goods - and all proceeds thereof of whatever sort.

INVENTORY  LOAN  CAP  shall  mean  the  amount  of  $3,000,000.
--------------------

INVESTMENT  PROPERTY  shall mean all now owned and hereafter acquired investment
--------------------
property  (as  defined  in  the  UCC)  and  all  proceeds  thereof.

LINE  OF CREDIT shall mean the aggregate commitment of CIT to (a) make Revolving
---------------
Loans pursuant to Section 3 of this Financing Agreement and (b) make the Term Loan pursuant to Section 4 of this Financing Agreement, in the aggregate amount equal to $8,000,000.

LINE  OF CREDIT FEE shall: (A) mean the fee due CIT at the end of each month for
-------------------
the  Line of Credit, and (B) be determined by multiplying the difference between
(i) the Revolving Line of Credit and (ii) the sum, for said month, of (x) the average daily balance of Revolving Loans outstanding for said month, by 0.375% per annum for the number of days in said month.

LOAN  DOCUMENTS  shall  mean this Financing Agreement, the Promissory Notes, the
---------------
other closing documents and any other ancillary loan and security agreements executed from time to time in connection with this Financing Agreement, all as may be renewed, amended, extended, increased or supplemented from time to time.

LOAN  FACILITY  FEE  shall  mean  the fee payable to CIT in accordance with, and
-------------------
pursuant to, the provisions of Paragraph 8.7 of Section 8 of this Financing Agreement.


NET WORTH shall mean, at any date of determination, an amount equal to (a) Total
---------
Assets minus (b) Total Liabilities, and shall be determined in accordance with GAAP, on a consistent basis with the latest audited financial statements of the Company.

OBLIGATIONS  shall  mean all loans, advances and extensions of credit made or to
-----------
be made by CIT to the Company or to others for the Company's account (including, without limitation, all Revolving Loans, Letter of Credit Guaranties and the Term Loan); any and all indebtedness and obligations which may at any time be owing by the Company to CIT howsoever arising, whether now in existence or incurred by the Company from time to time hereafter; whether principal, interest, fees, costs, expenses or otherwise; whether secured by pledge, lien upon or security interest in any of the Company's Collateral, assets or property or the assets or property of any other person, firm, entity or corporation; whether such indebtedness is absolute or contingent, joint or several, matured or unmatured, direct or indirect and whether the Company is liable to CIT for such indebtedness as principal, surety, endorser, guarantor or otherwise. Obligations shall also include indebtedness owing to CIT by the Company under any Loan Document or under any other agreement or arrangement now or hereafter entered into between the Company and CIT; indebtedness or obligations incurred by, or imposed on, CIT as a result of environmental claims arising out of the Company's operations, premises or waste disposal practices or sites in accordance with paragraph 7.7 hereof; any and all costs, fees, expenses, liabilities, indebtedness or obligations incurred by, or imposed on, CIT as a result of the conversion of foreign currency to U.S. Dollars, including without limitation as a result of any indemnity, hold harmless or similar provision made by CIT to any bank that accepts deposits or transfers funds on behalf of the Company or to CIT with respect to the Company's Accounts; the Company's liability to CIT as maker or endorser of any promissory note or other instrument for the payment of money; the Company's liability to CIT under any instrument of guaranty or indemnity, or arising under any guaranty, endorsement or undertaking which CIT may make or issue to others for the Company's account, including any letter of credit guaranty or other accommodation extended by CIT with respect to applications for letters of credit, if applicable, CIT's acceptance of drafts or CIT's endorsement of notes or other instruments for the Company's account and benefit; and any and all indebtedness, liabilities or obligations of every kind, nature and description owing by the Company to any affiliate of CIT.

OPERATING  LEASES  shall  mean all leases of property (whether real, personal or
-----------------
mixed)  other  than  Capital  Leases.


OTHER  COLLATERAL  shall  mean  all  now  owned  and hereafter acquired lockbox,
-----------------
blocked account and any other deposit accounts maintained with any bank or financial institutions into which the proceeds of Collateral are or may be deposited; all other deposit accounts; all Investment Property; all cash and other monies and property in the possession or control of CIT; all books, records, ledger cards, disks and related data processing software at any time evidencing or containing information relating to any of the Collateral described herein or otherwise necessary or helpful in the collection thereof or realization thereon; and all cash and non-cash proceeds of the foregoing.

OUT-OF-POCKET  EXPENSES  shall  mean  all  of  CIT's present and future expenses
-----------------------
incurred relative to this Financing Agreement or any other Loan Documents, whether incurred heretofore or hereafter, which expenses shall include, without being limited to: the cost of record searches, all costs and expenses incurred by CIT in opening bank accounts, depositing checks, receiving and transferring funds, and wire transfer charges, any charges imposed on CIT due to returned items and "insufficient funds" of deposited checks and travel, lodging and similar expenses of CIT's personnel in connection with inspecting and monitoring the Collateral from time to time hereunder, any applicable counsel fees and disbursements, fees and taxes relative to the filing of financing statements, all expenses, costs and fees set forth in Paragraph 10.3 of Section 10 of this Financing Agreement.

OVERADVANCE  RATE  shall mean a rate equal to one-half of one percent (1/2%) per
-----------------
annum in excess of the applicable contract rate of interest determined in accordance with Section 8, Paragraph 8.1(a) of this Financing Agreement.

OVERADVANCES  shall mean the amount by which (a) the outstanding Revolving Loans
------------
and  advances  made  hereunder  exceed  (b)  the  Borrowing  Base.

PARENT  shall  mean  Sentry  Technology  Corporation.
------

PATENTS  shall mean all of the Company's present and hereafter acquired patents,
-------
patent applications, registrations, any reissues or renewals thereof, licenses, any inventions and improvements claimed thereunder, and all general intangible, intellectual property and patent rights with respect thereto of the Company, and all income, royalties, cash and non-cash proceeds thereof.

PERMITTED  ENCUMBRANCES  shall  mean:  (a)  liens existing on the date hereof on
-----------------------
specific items of Equipment and other liens expressly permitted, or consented to in writing by CIT; (b) Purchase Money Liens; (c) liens of local or state authorities for franchise or other like Taxes, provided that the aggregate amounts of such liens shall not exceed $100,000.00 in the aggregate at any one time; (d) statutory liens of landlords and liens of carriers, warehousemen, bailees, mechanics, materialmen and other like liens imposed by law, created in the ordinary course of business and for amounts not yet due (or which are being contested in good faith, by appropriate proceedings or other appropriate actions which are sufficient to prevent imminent foreclosure of such liens) and with respect to which adequate reserves or other appropriate provisions are being maintained by the Company in accordance with GAAP; (e) deposits made (and the liens thereon) in the ordinary course of business of the Company (including, without limitation, security deposits for leases, indemnity bonds, surety bonds and appeal bonds) in connection with workers' compensation, unemployment insurance and other types of social security benefits or to secure the performance of tenders, bids, contracts (other than for the repayment or guarantee of borrowed money or purchase money obligations), statutory obligations and other similar obligations arising as a result of progress payments under government contracts; (f) easements (including, without limitation, reciprocal easement agreements and utility agreements), encroachments, minor defects or irregularities in title, variation and other restrictions, charges or encumbrances (whether or not recorded) affecting the Real Estate, if applicable, and which in the aggregate (A) do not materially interfere with the occupation, use or enjoyment by the Company of its business or property so encumbered and (B) in the reasonable business judgment of CIT do not materially and adversely affect the value of such Real Estate; and (g) liens granted CIT by the Company; (h) liens of judgment creditors provided such liens do not exceed, in the aggregate, at any time, $50,000.00 (other than liens bonded or insured to the reasonable satisfaction of CIT); and (i) tax liens which are not yet due and payable or which are being diligently contested in good faith by the Company by appropriate proceedings, and which liens are not
(x) filed on any public records, (y) other than with respect to Real Estate, senior to the liens of CIT or (z) for Taxes due the United States of America or any state thereof having similar priority statutes, as further set forth in paragraph 7.6 hereof.

PERMITTED  INDEBTEDNESS  shall  mean:  (A) current Indebtedness maturing in less
-----------------------
than one year and incurred in the ordinary course of business for raw materials, supplies, equipment, services, Taxes or labor; (B) the Indebtedness secured by Purchase Money Liens; (C) Subordinated Debt; (D) Indebtedness arising under this Financing Agreement; (E) deferred Taxes and other expenses incurred in the ordinary course of business; (F) other Indebtedness existing on the date of execution of this Financing Agreement and listed in the most recent financial statement delivered to CIT or otherwise disclosed to CIT in writing prior to the Closing Date; and (g) a note in an amount not to exceed $120,000 to certain officers of the Company relating to the exercise of employee options, on such terms as the Company and CIT may reasonably agree upon, including receipt of a subordination agreement with respect thereto, all in form and substance satisfactory to CIT.

PROMISSORY  NOTE  shall mean the note, in the form of Exhibit A attached hereto,
----------------
delivered by the Company to CIT to evidence the Term Loan pursuant to, and repayable in accordance with, the provisions of Section 4 of this Financing Agreement.

PURCHASE  MONEY  LIENS  shall mean liens on any item of Equipment acquired after
----------------------
the date of this Financing Agreement provided that (A) each such lien shall attach only to the property to be acquired, (B) a description of the Equipment so acquired is furnished to CIT, and (C) the debt incurred in connection with such acquisitions shall not exceed, in the aggregate, $100,000.00 in any Fiscal Year.

REAL  ESTATE shall mean the Company's fee and/or leasehold interests in the real
------------
property.

REVOLVING  LINE  OF  CREDIT  shall  mean the aggregate commitment of CIT to make
---------------------------
loans and advances pursuant to Section 3 of this Financing Agreement to the Company, in the aggregate amount equal to $8,000,000 less the outstanding amount of the Term Loan.

REVOLVING  LOAN  ACCOUNT shall mean the account on CIT's books, in the Company's
------------------------
name, in which the Company will be charged with all Obligations under this Financing Agreement.

REVOLVING LOANS shall mean the loans and advances made, from time to time, to or
---------------
for the account of the Company by CIT pursuant to Section 3 of this Financing Agreement.

SUBORDINATED  DEBT  shall  mean  any  debt due a Subordinating Creditor (and the
------------------
note(s) evidencing such) which hereafter may be subordinated, by a Subordination Agreement, to the prior payment and satisfaction of the Obligations of the Company to CIT.

SUBORDINATING  CREDITOR shall mean any party hereafter executing a Subordination
-----------------------
Agreement.

SUBORDINATION  AGREEMENT  shall  mean  any  agreement  (in  form  and  substance
------------------------
satisfactory to CIT) among the Company, any Subordinating Creditor and CIT pursuant to which any applicable Subordinated Debt is subordinated to the prior payment and satisfaction of the Company's Obligations to CIT.

TAXES  shall  mean  all  federal, state, municipal and other governmental taxes,
-----
levies, charges, claims and assessments which are or may be due by the Company with respect to its business, operations, Collateral or otherwise.

TERM  LOAN PROMISSORY NOTE shall mean the promissory note in the form of Exhibit
--------------------------
A  hereto  executed  by  the  Company  to  evidence Term Loan  made by CIT under
Section  4  hereof.

TERM  LOAN  shall  mean  the  term  loan in the principal amounts of $100,000.00
----------
(herein the "Term Loan") made by CIT pursuant to, and repayable in accordance with, the provisions of Section 4 of this Financing Agreement.

TOTAL  ASSETS  shall mean  total assets determined in accordance with GAAP, on a
-------------
basis  consistent  with  the latest audited financial statements of the Company.

TOTAL  LIABILITIES  shall  mean  total liabilities determined in accordance with
------------------
GAAP, on a basis consistent with the latest audited financial statements of the Company.

TRADE  ACCOUNTS  RECEIVABLE  shall  mean  that portion of the Company's Accounts
---------------------------
which arises from the sale of Inventory or the rendition of services in the ordinary course of the Company's business.


TRADEMARKS  shall  mean all present and hereafter acquired trademarks, trademark
----------
registrations, recordings, applications, tradenames, trade styles, service marks, prints and labels (on which any of the foregoing may appear), licenses, reissues, renewals, and any other intellectual property and trademark rights pertaining to any of the foregoing, together with the goodwill associated therewith, and all cash and non-cash proceeds thereof.

UCC  shall  mean  the  Uniform Commercial Code as the same may be amended and in
---
effect  from  time  to  time  in  the  state  of  New  York.

WORKING  CAPITAL  shall  mean  Current  Assets in excess of Current Liabilities.
----------------

WORKING  DAY shall mean any Business Day on which dealings in foreign currencies
------------
and  exchanges  between  banks  may  be  transacted.


SECTION  2.   Conditions  Precedent

     The obligation of CIT to make the initial loans hereunder is subject to the satisfaction of, extension of or waiver of in writing, on or prior to, the Closing Date, the following conditions precedent:

A)     LIEN  SEARCHES  - CIT shall have received tax, judgment and Uniform
       --------------
Commercial Code searches satisfactory to CIT for all locations presently occupied or used by the Company.

(B)     CASUALTY  INSURANCE  -  The Company shall have delivered to CIT evidence
        -------------------
satisfactory to CIT that casualty insurance policies listing CIT as additional insured, loss payee or mortgagee, as the case may be, are in full force and effect, all as set forth in Paragraph 7.5 of Section 7 of this Financing Agreement.

(C)     UCC  FILINGS - Any financing statements required to be filed in order to
        ------------
create, in favor of CIT, a first perfected security interest in the Collateral, subject only to the Permitted Encumbrances, shall have been properly filed in each office in each jurisdiction required in order to create in favor of CIT a perfected lien on the Collateral. CIT shall have received acknowledgment copies of all such filings (or, in lieu thereof, CIT shall have received other evidence satisfactory to CIT that all such filings have been made) and CIT shall have received evidence that all necessary filing fees and all taxes or other expenses related to such filings have been paid in full.

(D)     BOARD  RESOLUTION - CIT shall have received a copy of the resolutions of
        -----------------
the Board of Directors of each of the Company and the Guarantors (as the case may be) authorizing the execution, delivery and performance of (i) this Financing Agreement, (ii) the Guaranties, and (iii) any related agreements, in each case certified by the Secretary or Assistant Secretary of the Company and the Guarantors (as the case may be) as of the date hereof, together with a certificate of the Secretary or Assistant Secretary of the Company and the Guarantors (as the case may be) as to the incumbency and signature of the officers of the Company and/or the Guarantors executing such Loan Documents and any certificate or other documents to be delivered by them pursuant hereto, together with evidence of the incumbency of such Secretary or Assistant Secretary.

(E)     CORPORATE  ORGANIZATION  -  CIT  shall  have  received (i) a copy of the
        -----------------------
Certificate of Incorporation of the Company and the Guarantors certified by the Secretary of State of the state of its incorporation, and (ii) a copy of the By-Laws of the Company certified by the Secretary or Assistant Secretary thereof, all as amended through the date hereof.

(F)     OFFICER'S  CERTIFICATE  -  CIT shall have received an executed Officer's
        ----------------------
Certificate of the Company, satisfactory in form and substance to CIT, certifying that (i) the representations and warranties contained herein are true and correct in all material respects on and as of the Closing Date; (ii) the Company is in compliance with all of the terms and provisions set forth herein; and (iii) no Default or Event of Default has occurred

(G)     OPINIONS  -  Counsel  for the Company and the Guarantors shall have
        --------
delivered to CIT opinions satisfactory to CIT opining, inter alia, that, subject to the (i) filing, priority and remedies provisions of the Uniform Commercial Code, (ii) the provisions of the Bankruptcy Code, insolvency statutes or other like laws, (iii) the equity powers of a court of law and (iv) such other matters as may be agreed upon with CIT: (x) this Financing Agreement, the Guaranty and all other Loan Documents of the Company and the Guarantors are (A) valid, binding and enforceable according to their terms, (B) are duly authorized, executed and delivered, and (C) do not violate any terms, provisions, representations or covenants in the charter or by-laws of the Company or the Guarantors or, to the best knowledge of such counsel, of any loan agreement, mortgage, deed of trust, note, security or pledge agreement, indenture or other contract to which the Company or the Guarantors are signatories or by which the Company or the Guarantors or their assets are bound; and (y) the provisions of all federal and state securities laws have been fully complied with or that compliance is not legally required and the reasons supporting such non-compliance.

(H)     ABSENCE  OF  DEFAULT  -  No  Default or Event of Default shall have
        --------------------
occurred and no material adverse change shall have occurred in the financial condition, business, prospects, profits, operations or assets of the Company, Parent, the Guarantors or the Company's subsidiaries.

(I)     LEGAL  RESTRAINTS/LITIGATION - As of the Closing Date, there shall
        ----------------------------
be no: (x) litigation, investigation or proceeding (judicial or administrative) pending or threatened against the Company , Parent or the Guarantors or their assets, by any agency, division or department of any county, city, state or federal government arising out of the Acquisition and/or the Merger or this Financing Agreement; (y) injunction, writ or restraining order restraining or prohibiting the consummation of the financing arrangements contemplated under this Financing Agreement; or (z) suit, action, investigation or proceeding (judicial or administrative) pending against the Company or the Guarantors or their assets, which, in the opinion of CIT, if adversely determined, could have a material adverse effect on the business, operation, assets, financial condition or Collateral of the Company and/or the Guarantors.

(J)     GUARANTIES  -  The  Guarantors shall have executed and delivered to
        ----------
CIT guaranties, in form acceptable to CIT, guaranteeing all present and future Obligations of the Company.

(K)     PLEDGE  AGREEMENT  -  Parent  and  the Company, as the case may be,
        -----------------
shall (i) execute and deliver to CIT a pledge and security agreement pledging to CIT as additional collateral for the Obligations of the Company not less than 100% of the issued and outstanding stock of the Company and not less than 100% of the stock of all subsidiaries of the Company, and (ii) deliver to CIT the stock certificates evidencing such stock together with duly executed stock powers (undated and in-blank) with respect thereto, all in form and substance satisfactory to CIT.

(L)     ADDITIONAL  DOCUMENTS - The Company shall have executed and delivered to
        ---------------------
CIT all Loan Documents necessary to consummate the lending arrangement contemplated between the Company and CIT.

(M)     DISBURSEMENT AUTHORIZATION - The Company shall have delivered to CIT all
        --------------------------
information necessary for CIT to issue wire transfer instructions on behalf of the Company for the initial and subsequent loans and/or advances to be made under this Financing Agreement including, but not limited to, disbursement authorizations in form acceptable to CIT.

(N)     EXAMINATION  &  VERIFICATION  -CIT  shall  have  completed,  to  CIT's
        ----------------------------
satisfaction, an examination and verification of the Accounts, Inventory, financial statements, books and records of the Company which examination shall indicate that, after giving effect to all Revolving Loans, advances and extensions of credit to be made at closing, the Company shall have an opening additional Availability of at least $500,000, as evidenced by a Borrowing Base certificate delivered by the Company to CIT as of the Closing Date, all as more fully required by the CIT Commitment Letter. It is understood that such requirement contemplates that all debts and obligations are current, and that all payables are being handled in the normal course of the Company's business and consistent with its past practice.

(O)     DEPOSITORY  ACCOUNTS  -  The  Company shall have established a system of
        --------------------
lockbox and bank accounts with respect to the collection of Accounts and the deposit of proceeds of Collateral as shall be acceptable to CIT in all respects. Such accounts shall be subject to three party agreements (between the Company, CIT and the depository bank), which shall be in form and substance satisfactory to CIT.

  (P)     EXISTING  REVOLVING  CREDIT  AGREEMENT - The Company's existing credit
          --------------------------------------
agreement with GECC (the "Existing Lender") shall be: (i) terminated; (ii) all loans and obligations of the Company and/or the Guarantors thereunder shall be paid or satisfied in full, including through utilization of the proceeds of the initial Revolving Loans and the Term Loan to be made under this Financing Agreement; and (iii) all liens or security interests in favor of the Existing
Lender on the Collateral and otherwise in connection therewith shall be terminated and/or released upon such payment.

     (Q)     SCHEDULES  -  The  Company  or  its  counsel shall provide CIT with
             ---------
schedules of: (a) any of the Parent's or the Company's or their subsidiaries (i) Trademarks, (ii) Patents, and (iii) Copyrights, as applicable and all in such detail as to provide appropriate recording information with respect thereto, (b) any tradenames, (c) monthly rental payments for any leased premises or any other premises where any Collateral may be stored or processed, and (d) Permitted
Liens,  all  of  the  foregoing  in  form  and  substance  satisfactory  to CIT.

     (R)     CIT  COMMITMENT  LETTER - The Company shall have fully complied, to
             -----------------------
the reasonable satisfaction of CIT, with all of the terms and conditions of the CIT Commitment Letter.


Upon the execution of this Financing Agreement and the initial disbursement of loans hereunder, all of the above Conditions Precedent shall have been deemed satisfied except as otherwise set forth hereinabove or as the Company and CIT shall otherwise agree in writing.

     2.2     CONDITIONS  TO  EACH  EXTENSION  OF  CREDIT
             -------------------------------------------

     Except to the extent expressly set forth in this Financing Agreement, the agreement of CIT to make any extension of credit requested to be made by it to the Company on any date (including without limitation, the initial extension of credit) is subject to the satisfaction of the following conditions precedent:

(A)     REPRESENTATIONS  AND  WARRANTIES  - Each of the representations and
        --------------------------------
warranties made by the Company in or pursuant to this Financing Agreement shall be true and correct in all material respects on and as of such date as if made on and as of such date.

(B)     NO  DEFAULT  - No Default or Event of Default shall have occurred and be
        -----------
continuing on such date or after giving effect to the extension of credit requested to be made on such date.

(C)     BORROWING  BASE - Except as may be otherwise agreed to from time to time
        ---------------
by CIT and the Company in writing, after giving effect to the extension of credit requested to be made by the Company on such date, the aggregate outstanding balance of the Revolving Loans owing by the Company will not exceed the lesser of (i) the Revolving Line of Credit or (ii) the Borrowing Base.

Each borrowing by the Company hereunder shall constitute a representation and warranty by the Company as of the date of such loan or advance that each of the representations, warranties and covenants contained in the Financing Agreement have been satisfied and are true and correct, except as the Company and CIT shall otherwise agree herein or in a separate writing.

SECTIONSECTION  3.   REVOLVING  LOANS
                     ----------------
3.   REVOLVING  LOANS
---------------------
     3.1 CIT agrees, subject to the terms and conditions of this Financing Agreement, from time to time (but subject to CIT's right to make "Overadvances"), to make loans and advances to the Company on a revolving basis (i.e. subject to the limitations set forth herein, the Company may borrow, repay and re-borrow Revolving Loans). Such requests for loans and advances shall be in amounts not to exceed the lesser of (a) the Availability or (b) the Revolving Line of Credit. All requests for loans and advances must be received by an officer of CIT no later than 1:00 p.m., New York time, of the Business Day on which any such Chase Bank Rate Loans and advances are required. Should CIT for any reason honor requests for Overadvances, any such Overadvances shall be made in CIT's sole discretion and subject to any additional terms, CIT deems necessary.

     3.2 In furtherance of the continuing assignment and security interest in the Company's Accounts and Inventory, the Company will, upon the creation of Accounts and purchase or acquisition of Inventory, execute and deliver to CIT in such form and manner as CIT may reasonably require, solely for CIT's convenience in maintaining records of Collateral, such confirmatory schedules of Accounts and Inventory as CIT may reasonably request from time to time, including, without limitation, daily schedules of Accounts and weekly schedules of Inventory, all in form and substance satisfactory to CIT, and such other appropriate reports designating, identifying and describing the Accounts and Inventory as CIT may reasonably request, and provided further that CIT may request any such information more frequently, from time to time, upon its reasonable prior request. In addition, the Company shall provide CIT with copies of agreements with, or purchase orders from, the Company's customers, and copies of invoices to customers, proof of shipment or delivery, access to its computers, electronic media and software programs associated therewith (including any electronic records, contracts and signatures) and such other documentation and information relating to said Accounts and other Collateral as CIT may reasonably require. Failure to provide CIT with any of the foregoing shall in no way affect, diminish, modify or otherwise limit the security
interests  granted  herein.   The  Company  hereby  authorizes CIT to regard the
Company's printed name or rubber stamp signature on assignment schedules or invoices as the equivalent of a manual signature by one of the Company's authorized officers or agents.

     3.3 The Company hereby represents and warrants that: each Trade Account Receivable is based on an actual and bona fide sale and delivery of Inventory or rendition of services to customers, made by the Company in the ordinary course of its business; the Inventory being sold, and the Trade Accounts Receivable created, are the exclusive property of the Company and are not and shall not be subject to any lien, consignment arrangement, encumbrance, security interest or financing statement whatsoever, other than the Permitted Encumbrances; the invoices  evidencing  such  Trade  Accounts  Receivable  are  in the name of the
Company; and the customers of the Company have accepted the Inventory or services, owe and are obligated to pay the full amounts stated in the invoices according to their terms, without dispute, offset, defense, counterclaim or contra, except for disputes and other matters arising in the ordinary course of business with respect to which the Company has complied with the notification requirements of Paragraph 3.5 of this Section 3. The Company confirms to CIT that any and all Taxes or fees relating to its business, its sales, the Accounts or Inventory relating thereto, are its sole responsibility and that same will be paid by the Company when due, subject to Paragraph 7.6 of Section 7 of this Financing Agreement, and that none of said Taxes or fees represent a lien on or claim against the Accounts. The Company hereby further represents and warrants that it shall not acquire any Inventory on a consignment basis, nor co-mingle its Inventory with any of its customers or any other person, including pursuant to any bill and hold sale or otherwise, and that its Inventory is marketable to its customers in the ordinary course of business of the Company, except as it may otherwise report in writing to CIT pursuant to Paragraph 3.5 hereof from time to time. The Company also warrants and represents that it is a duly and validly existing corporation and is qualified in all states where the failure to so qualify would have an adverse effect on the business of the Company or the ability of the Company to enforce collection of Accounts due from customers residing in that state. The Company agrees to maintain such books and records regarding Accounts and Inventory as CIT may reasonably require and agrees that the books and records of the Company will reflect CIT's interest in the Accounts and Inventory. All of the books and records of the Company will be available to CIT at normal business hours, including any records handled or maintained for the Company by any other company or entity.

      3.4 Until CITBC has advised the Company to the contrary after the occurrence of an Event of Default, the Company, at its expense, will enforce, collect and receive all amounts owing on the Accounts in the ordinary course of its business and any proceeds it so receives shall be subject to the terms hereof, and held on behalf of and in trust for CIT. Such privilege shall terminate at the election of CIT, upon the occurrence of an Event of Default. Any checks, cash, credit card sales and receipts, notes or other instruments or property received by the Company with respect to any Collateral, including Accounts, shall be held by the Company in trust for CIT, separate from the Company's own property and funds, and promptly turned over to CIT with proper assignments or endorsements by deposit to the Depository Accounts. The Company shall: (i) indicate on all of its invoices that funds should be delivered to and deposited in a Depository Account; (ii) direct all of its account debtors to deposit any and all proceeds of Collateral into the Depository Accounts; (iii) irrevocably authorize and direct any banks which maintain the Company's initial receipt of cash, checks and other items to promptly wire transfer all available funds to a Depository Account; and (iv) advise all such banks of CIT's security interest in such funds. The Company shall provide CIT with prior written notice of any and all deposit accounts opened or to be opened subsequent to the Closing Date. Subject to Collection Days, all amounts received by CIT in payment of Accounts will be credited to the Revolving Loan Account when CIT is advised by its bank of its receipt of "collected funds" at CIT's bank account in New York, New York on the Business Day of such advise if advised no later than 1:00 p.m. EST or on the next succeeding Business Day if so advised after 1:00 PM EST. No checks, drafts or other instrument received by CIT shall constitute final payment to CIT unless and until such instruments have actually been collected.

     3.5 The Company agrees to notify CIT: (a) of any matters affecting the value, enforceability or collectibility of any Account and of all customer disputes, offsets, defenses, counterclaims, returns, rejections and all reclaimed or repossessed merchandise or goods, and of any adverse effect in the value of its Inventory, in its daily and weekly collateral reports (as applicable) provided to CIT hereunder, in such detail and format as CIT may reasonably require from time to time; and (b) promptly of any such matters which
(i) are material, as a whole, to the Accounts and/or the Inventory, or (ii) which adversely affect the value of any Account or Inventory in an amount of $25,000 or more. The Company agrees to issue credit memoranda promptly (with duplicates to be immediately forwarded to CIT, upon its prior written request) upon accepting returns or granting allowances. Upon the occurrence of an Event of Default (which is not waived in writing by CIT) and on notice from CIT, the Company agrees that all returned, reclaimed or repossessed merchandise or goods shall be set aside by the Company, marked with CIT's name (as secured party) and held by the Company for CIT's account.

     3.6 CIT shall maintain a Revolving Loan Account on its books in which the Company will be charged with all loans and advances made by CIT to it or for its account, and with any other Obligations, including any and all costs, expenses and reasonable attorney's fees which CIT may incur in connection with the exercise by or for CIT of any of the rights or powers herein conferred upon CIT, or in the prosecution or defense of any action or proceeding to enforce or protect any rights of CIT in connection with this Financing Agreement, the other Loan Documents or the Collateral assigned hereunder, or any Obligations owing by the Company. The Company will be credited with all amounts received by CIT from the Company or from others for the Company's account, including, as above set forth, all amounts received by CIT in payment of Accounts, and such amounts will be applied to payment of the Obligations as set forth herein. In no event shall prior recourse to any Accounts or other security granted to or by the Company be a prerequisite to CIT's right to demand payment of any Obligation. Further, it is understood that CIT shall have no obligation whatsoever to perform in any respect any of the Company's contracts or obligations relating to the Accounts.

     3.7 After the end of each month, CIT shall promptly send the Company a statement showing the accounting for the charges, loans, advances and other transactions occurring between CIT and the Company during that month. The monthly statements shall be deemed correct and binding upon the Company and shall constitute an account stated between the Company and CIT unless CIT receives a written statement of the exceptions within thirty (30) days of the date of the monthly statement.

     3.8  In  the  event that any requested advance exceeds Availability or that
(a) the outstanding balance of Revolving Loans exceeds (b)(i) the Borrowing Base or (ii) the Revolving Line of Credit, any such nonconsensual Overadvance shall be due and payable to CIT immediately upon CIT's demand therefor.

SECTION  4.   Term  Loan
----------

     4.1 The Company hereby agrees to execute and deliver to CIT the Term Loan Promissory Note, to evidence the Term Loan to be extended by CIT.

     4.2 Upon receipt of such Term Loan Promissory Note, CIT hereby agrees to extend to the Company the Term Loan.

     4.3 The principal amount of the Term Loan shall be repaid to CIT by the Company by twelve (12) equal monthly principal installments of $8,333.34 each, whereof the first installment shall be due and payable on May 1, 2002 and the subsequent installments shall be due and payable on the first Business Day of each month thereafter until paid in full.

     4.4 In the event this Financing Agreement or the Line of Credit is terminated by either CIT or the Company for any reason whatsoever, the Term Loan shall become due and payable on the effective date of such termination notwithstanding any provision to the contrary in the Promissory Notes or this Financing Agreement.

      4.5 The Company may prepay at any time, at its option, in whole or in part, the Term Loan, provided that on each such prepayment, the Company shall pay accrued interest on the principal so prepaid to the date of such prepayment, if any.

     4.6 Each prepayment (whether voluntary or mandatory) shall be applied to the then last maturing installments of principal of the Term Loan.

      4.7 The Company hereby authorizes CIT to charge its Revolving Loan Account with the amount of all Obligations owing under this Section 4 as such amounts become due. The Company confirms that any charges which CIT may so make to its Revolving Loan Account as herein provided will be made as an accommodation to the Company and solely at CIT's discretion.


SECTION  5.   Intentionally  Omitted


SECTION  6.   Collateral
              ----------
     6.1 As security for the prompt payment in full of all Obligations, the Company hereby pledges and grants to CIT a continuing general lien upon, and security interest in, all of its:

     (A)  Accounts;

     (B)  Inventory;

     (C)  General  Intangibles;

     (D)  Documents  of  Title;

     (E)  Other  Collateral  and  Investment  Property;  and

     (F)   Equipment.


     6.2  The  security  interests granted hereunder shall extend and attach to:

     (A) All Collateral which is owned by the Company or in which the Company has any interest, whether held by the Company or others for its account, and, if any Collateral is Equipment, whether the Company's interest in such Equipment is as owner, finance lessee or conditional vendee;

     (B) All Equipment, whether the same constitutes personal property or fixtures, including, but without limiting the generality of the foregoing, all dies, jigs, tools, benches, molds, tables, accretions, component parts thereof and additions thereto, as well as all accessories, motors, engines and auxiliary parts used in connection with, or attached to, the Equipment; and

     (C) All Inventory and any portion thereof which may be returned, rejected, reclaimed or repossessed by either CIT or the Company from the Company's customers, as well as to all supplies, goods, incidentals, packaging materials, labels and any other items which contribute to the finished goods or products manufactured or processed by the Company, or to the sale, promotion or shipment thereof.

     6.3 The Company agrees to safeguard, protect and hold all Inventory for CIT's account and make no disposition thereof except in the ordinary course of its business of the Company, as herein provided. The Company represents and warrants that Inventory will be sold and shipped by the Company to its customers only in the ordinary course of the Company's business, and then only on open account and on terms currently being extended by the Company to its customers, provided that, absent the prior written consent of CIT, the Company shall not sell Inventory on a consignment basis nor retain any lien or security interest in any sold Inventory. Upon the sale, exchange, or other disposition of Inventory, as herein provided, the security interest in the Inventory provided for herein shall, without break in continuity and without further formality or act, continue in, and attach to, all proceeds, including any instruments for the payment of money, Trade Accounts Receivable, documents of title, shipping documents, chattel paper and all other cash and non-cash proceeds of such sale, exchange or disposition. As to any such sale, exchange or other disposition, CIT shall have all of the rights of an unpaid seller, including stoppage in transit, replevin, rescission and reclamation. The Company hereby agrees to immediately forward any and all proceeds of Collateral to the Depository Account, and to hold any such proceeds (including any notes and instruments), in trust for CIT pending delivery to CIT. Irrespective of CIT's perfection status in any and all of the General Intangibles, including, without limitations, any Patents, Trademarks, Copyrights or licenses with respect thereto, the Company hereby irrevocably grants CIT a royalty free license to sell, or otherwise dispose or transfer, in accordance with Paragraph 10.3 of Section 10 of this Financing Agreement, and the applicable terms hereof, of any of the Inventory upon the occurrence of an Event of Default which has not been waived in writing by CIT.

     6.4 The Company agrees at its own cost and expense to keep the Equipment in as good and substantial repair and condition as the same is now or at the time the lien and security interest granted herein shall attach thereto, reasonable wear and tear excepted, making any and all repairs and replacements when and where necessary. The Company also agrees to safeguard, protect and hold all Equipment in accordance with the terms hereof and subject to CIT's security interest. Any sale, exchange or other disposition of any Equipment shall be made by the Company only with CIT's prior written consent, provided that the Company may, in the ordinary course of its business, sell, exchange or otherwise dispose of obsolete or surplus Equipment provided, however, that: (a) the then value of the Equipment so disposed of in any Fiscal Year does not exceed $10,000 in the aggregate; and (b) the proceeds of any such sales or dispositions shall be held in trust by the Company for CIT and shall be immediately delivered to CIT by deposit to the Depository Account, except that the Company may retain and use such proceeds (not to exceed $10,000 and on notice to CIT) to purchase forthwith replacement Equipment which the Company determines in its reasonable business judgment to have a collateral value at least equal to the Equipment so disposed of or sold; provided, however, that the aforesaid right shall automatically cease upon the occurrence of a Default or an Event of Default which is not waived in writing by CIT. Upon the sale, exchange, or other disposition of the Equipment, as herein provided, the security interest provided for herein shall, without break in continuity and without further formality or act, continue in, and attach to, all proceeds, including any instruments for the payment of money, Accounts, documents of title, shipping documents, chattel paper and all other cash and non-cash proceeds of such sales, exchange or disposition. As to any such sale, exchange or other disposition, CIT shall have all of the rights of an unpaid seller, including stoppage in transit, replevin, rescission and reclamation.

     6.5 The rights and security interests granted to CIT hereunder are to continue in full force and effect, notwithstanding the termination of this Financing Agreement or the fact that the Revolving Loan Account may from time to time be temporarily in a credit position, until the final payment in full to CIT of all Obligations and the termination of this Financing Agreement. Any delay, or omission by CIT to exercise any right hereunder shall not be deemed a waiver thereof, or be deemed a waiver of any other right, unless such waiver shall be in writing and signed by CIT. A waiver on any one occasion shall not be construed as a bar to, or waiver of, any right or remedy on any future occasion.

     6.6 Notwithstanding CIT's security interest in the Collateral and to the extent that the Obligations are now or hereafter secured by any assets or property other than the Collateral or by the guarantee, endorsement, assets or property of any other person, CIT shall have the right in its sole discretion to determine which rights, liens, security interests or remedies CIT shall at any time pursue, foreclose upon, relinquish, subordinate, modify or take any other action with respect to, without in any way modifying or affecting any of them, or any of CIT's rights hereunder.

     6.7 Any balances to the credit of the Company and any other property or assets of the Company in the possession or control of CIT may be held by CIT as security for any Obligations and applied in whole or partial satisfaction of such Obligations when due. The liens and security interests granted herein, and any other lien or security interest CIT may have in any other assets of the Company, shall secure payment and performance of all now existing and future Obligations. CIT may in its discretion charge any or all of the Obligations to the Revolving Loan Account when due.

     6.8 The Company possesses all General Intangibles and rights thereto necessary to conduct its business as conducted as of the Closing Date and the Company shall maintain its rights in, and the value of, the foregoing in the ordinary course of its business, including, without limitation, by making timely payment with respect to any applicable licensed rights. The Company shall deliver to CIT, and/or shall cause the appropriate party to deliver to CIT, from time to time such pledge or security agreements with respect to General Intangibles (now or hereafter acquired) of the Company and its subsidiaries as CIT shall require to obtain valid first liens thereon. In furtherance of the foregoing, the Company shall provide timely notice to CIT of any additional Patents, Trademarks, tradenames, service marks, Copyrights, brand names, trade names, logos and other trade designations acquired or applied for subsequent to the Closing Date and the Company shall execute such documentation as CIT may reasonably require to obtain and perfect its lien thereon. The Company hereby confirms that it shall deliver, or cause to be delivered, any pledged stock issued subsequent to the Closing Date to CIT in accordance with the applicable terms of the Pledge Agreement and prior to such delivery, shall hold any such stock in trust for CIT. The Company hereby irrevocably grants to CIT a royalty-free, non-exclusive license in the General Intangibles, including tradenames, Trademarks, Copyrights, Patents, licenses, and any other proprietary and intellectual property rights and any and all right, title and interest in any of the foregoing, for the sole purpose, upon the occurrence of an Event of Default, of the right to: (i) advertise for sale and sell or transfer any Inventory bearing any of the General Intangibles, and (ii) make, assemble, prepare for sale or complete, or cause others to do so, any applicable raw materials or Inventory bearing any of the General Intangibles, including use of the Equipment and Real Estate for the purpose of completing the manufacture of unfinished goods, raw materials or work-in-process comprising Inventory, and apply the proceeds thereof to the Obligations hereunder, all as further set forth in this Financing Agreement and irrespective of CIT's lien and perfection in any General Intangibles.


SECTION  7.   Representations,  Warranties  and  Covenants
              --------------------------------------------
     7.1 The Company warrants and represents that: (i) Schedule 1 hereto correctly and completely sets forth the Company's (A) chief executive office,
(B) Collateral locations, (C) tradenames , and (D) all the other information listed on said Schedule; (ii) except for the Permitted Encumbrances, after filing of financing statements in the applicable filing clerks office at the locations set forth in Schedule 1, this Financing Agreement creates a valid, perfected and first priority security interest in the Collateral and the security interests granted herein constitute and shall at all times constitute the first and only liens on the Collateral; (iii) except for the Permitted Encumbrances, the Company is, or will be, at the time additional Collateral is acquired by it, the absolute owner of the Collateral with full right to pledge, sell, consign, transfer and create a security interest therein, free and clear of any and all claims or liens in favor of others; (iv) the Company will, at its expense, forever warrant and, at CIT's request, defend the same from any and all claims and demands of any other person other than a holder of a Permitted Encumbrance; (v) the Company will not grant, create or permit to exist, any lien upon, or security interest in, the Collateral, or any proceeds thereof, in favor of any other person other than the holders of the Permitted Encumbrances; and that the Equipment does not comprise a part of the Inventory of the Company; and
(vi) the Equipment is and will only be used by the Company in its business and will not be held for sale or lease, or removed from its premises, or otherwise disposed of by the Company except as otherwise permitted in this Financing Agreement.

     7.2 The Company agrees to maintain books and records pertaining to the Collateral in accordance with GAAP and in such additional detail, form and scope as CIT shall reasonably require. The Company agrees that CIT or its agents may enter upon the Company's premises at any time during normal business hours, and from time to time in its reasonable business judgment, for the purpose of inspecting the Collateral and any and all records pertaining thereto. The Company irrevocably authorizes all accountants and third parties (excluding its legal counsel) to disclose and deliver directly to CIT, at the Company's expense, all financial statements and information, books, records, work papers, management reports and other information generated by them or in their possession regarding the Company and/or the Collateral. The Company agrees to afford CIT thirty (30) days prior written notice of any change in the location of any Collateral, other than to locations, that as of the Closing Date, are known to CIT and at which CIT has filed financing statements and otherwise fully perfected its liens thereon. The Company is also to advise CIT promptly, in sufficient detail, of any material adverse change relating to the type, quantity or quality of the Collateral or on the security interests granted to CIT therein.

     7.3 The Company agrees to: (a) execute and deliver to CIT, from time to time, solely for CIT's convenience in maintaining a record of the Collateral, such written statements, and schedules as CIT may reasonably require, designating, identifying or describing the Collateral; (b) provide CIT, on request, with an appraisal of the Inventory which appraisal shall be at the Company's expense and otherwise acceptable to CIT; and (c) provide CIT, on CIT's reasonable request, but no more frequently than semi-annually, an environmental audit report on its leasehold and fee interests, and its waste disposal practices, which report shall be (i) at the Company's expense and otherwise acceptable to CIT and (ii) not disclose or indicate any material liability (real or potential) stemming from the Company's premises, its operations, its waste disposal practices or waste disposal sites used by the Company. The Company's failure, however, to promptly give CIT such statements, or schedules shall not affect, diminish, modify or otherwise limit CIT's security interests in the Collateral.

     7.4 The Company agrees to comply with the requirements of all state and federal laws in order to grant to CIT valid and perfected first security interests in the Collateral, subject only to the Permitted Encumbrances. CIT is hereby authorized by the Company to file (including pursuant to the applicable  terms  of  the  UCC)  from  time  to  time any financing statements, continuations or amendments covering the Collateral. The Company hereby consents to and ratifies any and all execution and/or filing of financing statements on or prior to the Closing Date by CIT. The Company agrees to do whatever CIT may reasonably request, from time to time, by way of: (a) filing notices of liens, financing statements, amendments, renewals and continuations thereof; (b) cooperating with CIT's agents and employees; (c) keeping Collateral records; (d) transferring proceeds of Collateral to CIT's possession; and (e) performing such further acts as CIT may reasonably require in order to effect the purposes of this Financing Agreement , including but not limited to obtaining control agreements with respect to deposit accounts and/or Investment Property.

     7.5(A) The Company agrees to maintain insurance on the Real Estate, Equipment and Inventory under such policies of insurance, with such insurance companies, in such reasonable amounts and covering such insurable risks as are at all times reasonably satisfactory to CIT. All policies covering the Real Estate, Equipment and Inventory are, subject to the rights of any holders of Permitted Encumbrances holding claims senior to CIT, to be made payable to CIT, in case of loss, under a standard non-contributory "mortgagee", "lender" or "secured party" clause and are to contain such other provisions as CIT may require to fully protect CIT's interest in the Inventory and Equipment and to any payments to be made under such policies. All original policies or true copies thereof are to be delivered to CIT, premiums timely paid in accordance with the terms of the applicable policies, with the loss payable endorsement in CIT's favor, and shall provide for not less than thirty (30) days prior written notice to CIT of the exercise of any right of cancellation. At the Company's request, or if the Company fails to maintain such insurance, CIT may arrange for such insurance, but at the Company's expense and without any responsibility on CIT's part for: (i) obtaining the insurance, (ii) the solvency of the insurance companies, (iii) the adequacy of the coverage, or (iv) the collection of claims. Upon the occurrence of an Event of Default which is not waived in writing by CIT, CIT shall, subject to the rights of any holders of Permitted Encumbrances holding claims senior to CIT, have the sole right, in the name of CIT or the Company, to file claims under any insurance policies, to receive, receipt and give acquittance for any payments that may be payable thereunder, and to execute any and all endorsements, receipts, releases, assignments, reassignments or other documents that may be necessary to effect the collection, compromise or settlement of any claims under any such insurance policies.

     (B)(I) In the event of any loss or damage by fire or other casualty, insurance proceeds relating to Inventory shall first reduce the Company's Revolving Loan, then the Term Loan. Upon the occurrence of a Default or Event of Default, such Insurance Proceeds may be applied to the Obligations in such order as CIT may elect;

     (II) In the event any part of the Company's Real Estate or Equipment is damaged by fire or other casualty and the Insurance Proceeds for such damage or other casualty is less than or equal to $100,000.00, CIT shall, subject to the rights of any holders of Permitted Encumbrances holding claims senior to CIT, promptly apply such Proceeds to reduce the Company's outstanding balance in the Revolving Loan Account. Upon the occurrence of a Default or Event of default, CIT may apply Insurance Proceeds to the Obligations in such manner as it may deem advisable in its sole discretion. and

     (III) In the event any part of the Company's Real Estate or Equipment is damaged by fire or other casualty, and the Insurance Proceeds is greater than $100,000.00, CIT may, subject to the rights of any holders of Permitted Encumbrances holding claims senior to CIT, apply the Insurance Proceeds to the payment of the Obligations in such manner and in such order as CIT may reasonably elect.

     7.6 The Company agrees to pay, when due, all Taxes, including sales taxes, assessments, claims and other charges lawfully levied or assessed upon the Company or the Collateral unless such Taxes are being diligently contested in good faith by the Company by appropriate proceedings and adequate reserves are established in accordance with GAAP. Notwithstanding the foregoing, if any lien shall be filed or claimed thereunder (a) for Taxes due the United States of America, or (b) which in CIT's opinion might create a valid obligation having priority over the rights granted to CIT herein (exclusive of Real Estate), such lien shall not be deemed to be a Permitted Encumbrance hereunder and the Company shall immediately pay such tax and remove the lien of record. If the Company fails to do so promptly, then at CIT's election, CIT may (i) create an Availability Reserve in such amount as it may deem appropriate in its business judgment, or (ii) upon the occurrence of a Default or Event of Default, imminent risk of seizure, filing of any priority lien, forfeiture, or sale of the Collateral, pay Taxes on the Company's behalf, and the amount thereof shall be an Obligation secured hereby and due on demand.

     7.7 The Company: (a) agrees to comply with all acts, rules, regulations and orders of any legislative, administrative or judicial body or official, which the failure to comply with would have a material and adverse impact on the Collateral, or any material part thereof, or on the business or operations of the Company, provided that the Company may contest any acts, rules, regulations, orders and directions of such bodies or officials in any reasonable manner which will not, in CIT's reasonable opinion, materially and adversely effect CIT's rights or priority in the Collateral; (b) agrees to comply with all environmental statutes, acts, rules, regulations or orders as presently existing or as adopted or amended in the future, applicable to the Collateral, the ownership and/or use of its real property and operation of its business, which the failure to comply with would have a material and adverse impact on the Collateral, or any material part thereof, or on the operation of the business of the Company; and (c) shall not be deemed to have breached any provision of this Paragraph 7.7 if (i) the failure to comply with the requirements of this Paragraph 7.7 resulted from good faith error or innocent omission, (ii) the Company promptly commences and diligently pursues a cure of such breach, and
(iii) such failure is cured within (30) days following the Company's receipt of notice of such failure, or if such cannot in good faith be cured within thirty
(30) days, then such breach is cured within a reasonable time frame based upon the extent and nature of the breach and the necessary remediation, and in conformity with any applicable consent order, consensual agreement and applicable law.

     7.8 Until termination of this Financing Agreement and payment and satisfaction of all Obligations due hereunder, the Company agrees that, unless CIT shall have otherwise consented in writing, the Company will furnish to CIT:
(a) within ninety (90) days after the end of each Fiscal Year of the Company, an audited Consolidated Balance Sheet, with a Consolidating Balance Sheet attached thereto, as at the close of such year, and statements of profit and loss, cash flow and reconciliation of surplus of Parent, the Company and all subsidiaries of each for such year, audited by independent public accountants selected by the Company and satisfactory to CIT; (b) within sixty (60) days after the end of each Fiscal Quarter a Consolidated Balance Sheet and Consolidating Balance Sheet as at the end of such period and statements of profit and loss, cash flow and surplus of Parent, the Company and all subsidiaries of each, certified by an authorized financial or accounting officer of the Company; (c) within thirty
(30) days after the end of each (i) fiscal year end and each fiscal quarter, as applicable, copies of 10K's and 10Q's, and (ii) month a Consolidated Balance Sheet as at the end of such period and statements of profit and loss, cash flow and surplus of the Company and all subsidiaries for such period, certified by an authorized financial or accounting officer of the Company; (d) within thirty
(30) day's prior to each fiscal year end, detailed monthly cash flow projections, in form and substance satisfactory to CIT; (e) without duplication of the foregoing, promptly and in any event within five (5) business days thereof, copies of all material filings with the SEC, relating to Parent or the Company or any of their subsidiaries; and (f) from time to time, such further information regarding the business affairs and financial condition of the Parent, the Company and/or any subsidiaries thereof as CIT may reasonably request, including, without limitation (i) the accountant's management practice letter and (ii) periodic cash flow projections in form satisfactory to CIT. Each financial statement which the Company is required to submit hereunder must be accompanied by an officer's certificate, signed by the President, Vice President, Controller, or Treasurer, pursuant to which any one such officer must certify that: (x) the financial statement(s) fairly and accurately represent(s) the Company's financial condition at the end of the particular accounting period, as well as the Company's operating results during such accounting period, subject to year-end audit adjustments; and (y) during the particular accounting period: (A) there has been no Default or Event of Default under this Financing Agreement, provided, however, that if any such officer has knowledge that any such Default or Event of Default, has occurred during such period, the existence of and a detailed description of same shall be set forth in such officer's certificate; (B) the Company has not received any notice of cancellation with respect to its property insurance policies; (C) the Company has not received any notice that could result in a material adverse effect on the value of the Collateral taken as a whole; and (D) the exhibits attached to such financial statement(s) constitute detailed calculations showing compliance with all financial covenants contained in this Financing Agreement.

     7.9 Until termination of the Financing Agreement and payment and satisfaction of all Obligations hereunder, the Company agrees that, without the prior written consent of CIT, except as otherwise herein provided, the Company will not:

(A) Mortgage, assign, pledge, transfer or otherwise permit any lien, charge, security interest, encumbrance or judgment, (whether as a result of a purchase money or title retention transaction, or other security interest, or otherwise) to exist on any of the Company's Collateral or any other assets, whether now owned or hereafter acquired, except for the Permitted Encumbrances;

(B) Incur or create any Indebtedness other than the Permitted Indebtedness, provided that absent the occurrence of a Default or an Event of Default, the Company may, in the ordinary course of its business and on fair and reasonable terms, incur unsecured Indebtedness in an amount not to exceed $100,000 in the aggregate during the term of this Financing Agreement;

(C) Sell, lease, assign, transfer or otherwise dispose of (i) Collateral, except as otherwise specifically permitted by this Financing Agreement, or (ii) either all or substantially all of the Company's assets, which do not constitute Collateral;

(D) Merge, consolidate or otherwise alter or modify its corporate name, principal place of business, structure, or existence, re-incorporate or re-organize, or enter into or engage in any operation or activity materially different from that presently being conducted by the Company, except that the Company may change its corporate name or address; provided that: (i) the Company shall give CIT thirty (30) days prior written notice thereof and (ii) the Company shall execute and deliver, prior to or simultaneously with any such action, any and all documents and agreements requested by CIT to confirm the continuation and preservation of all security interests and liens granted to CIT hereunder;

(E) Assume, guarantee, endorse, or otherwise become liable upon the obligations of any person, firm, entity or corporation, except by the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business;

(F) Declare or pay any dividend or distributions of any kind on, or purchase, acquire, redeem or retire, any of the capital stock or equity interest, of any class whatsoever, whether now or hereafter outstanding, except that the Company may declare and pay dividends or distributions on its capital stock in an amount sufficient to enable the Parent to pay income or franchise
Taxes of the Company due as a result of the filing of a consolidated, combined or unitary tax return in which the operations of the Company are included; provided that, in any instance under subparagraph (f) a Default or Event of Default has occurred hereunder, (y) after giving effect to such payment, no Default and/or Event of Default has occurred or would occur hereunder and (z) the Company has sufficient Working Capital to pay its debts as they come due;

(G) Make any advance or loan to, or any investment in, any firm, entity, person or corporation, or purchase or acquire all or substantially all of the stock or assets of any entity, person or corporation; or

(H) Pay any management, consulting or other similar fees to any person, corporation or other entity affiliated with the Company, provided that, absent the occurrence of a Default or an Event of Default, the Company may, in the ordinary course of its business, pay consulting fees and similar fees, per the terms of the applicable agreements as in effect as of the Closing Date, to (i) Dutch A&A for product marketing and engineering management services, and (ii) to the president of the Company pursuant to and in accordance with his consulting agreement.

     7.10 Until termination of the Financing Agreement and payment and satisfaction in full of all Obligations hereunder, the Company shall:

     (A)  without  the  prior  written  consent  of  CIT,  the Company will not:

     (i) enter into any Operating Lease if after giving effect thereto the aggregate obligations with respect to Operating Leases of the Company during any Fiscal Year would exceed $75,000.00;
                              ------
     (ii) contract for, purchase, make expenditures for, lease pursuant to a Capital Lease or otherwise incur obligations with respect to Capital Expenditures (whether subject to a security interest or otherwise) during any period below in the aggregate amount in excess of the amount of $100,000.00 for the Fiscal Year ending December 31, 2002, and for each Fiscal Year ending thereafter.


     7.11 The Company agrees to advise CIT in writing of: (a) all expenditures (actual or anticipated) in excess of $150,000.00 from the budgeted amount therefor in any Fiscal Year for (i) environmental clean-up, (ii) environmental compliance or (iii) environmental testing and the impact of said expenses on the Company's Working Capital; and (b) any notices the Company receives from any local, state or federal authority advising the Company of any environmental liability (real or potential) stemming from the Company's operations, its premises, its waste disposal practices, or waste disposal sites used by the Company and to provide CIT with copies of all such notices if so required.

     7.12 (i) The Company hereby agrees to indemnify and hold harmless CIT and its officers, directors, employees, attorneys and agents (each an "Indemnified Party") from, and holds each of them harmless against, any and all losses, liabilities, obligations, claims, actions, damages, costs and expenses (including attorney's fees) and any payments made by CIT pursuant to any indemnity provided by CIT with respect to or to which any Indemnified Party could be subject insofar as such losses, liabilities, obligations, claims, actions, damages, costs, fees or expenses with respect to the Loan Documents, including without limitation those which may arise from or relate to: (a) the Depository Account, the Blocked Accounts, the lockbox and/or any other depository account and/or the agreements executed in connection therewith; and
(b) any and all claims or expenses asserted against CIT as a result of any environmental pollution, hazardous material or environmental clean-up relating to the Real Estate; or any claim or expense which results from the Company's operations (including, but not limited to, the Company's off-site disposal practices) and use of the Real Estate, which CIT may sustain or incur (other than solely as a result of the physical actions of CIT on the Company's premises which are determined to constitute gross negligence or willful misconduct by a court of competent jurisdiction), all whether through the alleged or actual negligence of such person or otherwise, except and to the extent that the same results solely and directly from the gross negligence or willful misconduct of such Indemnified Party as determined by a court of competent jurisdiction. The Company hereby agrees that this indemnity shall survive termination of this Financing Agreement, as well as payments of Obligations which may be due hereunder. CIT may, in its sole business judgment, establish such Availability Reserves with respect thereto as it may deem advisable under the circumstances and, upon any termination hereof, hold such reserves as cash reserves for any such contingent liabilities.

(ii)  Without  limiting  the  foregoing,  the  Company hereby agrees as follows:

     From time to time, CIT may assist the Company in converting foreign currency and entering into foreign exchange transactions, including without limitation receipt of payment on Accounts from foreign account debtors and conversion of foreign currency with respect thereto into United States Dollars. These arrangements shall be handled by CIT subject to the terms and conditions set forth below.

A. The Company confirms its understanding that CIT may incur expenses and obligations to banks processing any such foreign currency conversion transactions or other foreign exchange transactions. Any indebtedness, liability or obligation of any sort whatsoever, however arising, whether present or future, fixed or contingent, secured or unsecured, due or to become due, paid or incurred, arising or incurred by CIT in connection with any such currency conversion or foreign exchange transactions shall be deemed Obligations hereunder and shall be incurred solely as an accommodation to the Company and for the Company's sole expense and account. Obligations shall include, without being limited to: all amounts due or which may become due under such transactions; all amounts charged or chargeable to the Company or to CIT by the bank, financial institution or correspondent bank with or through which such transactions are entered into; any other applicable bank charges, and any fees and commissions, duties and taxes, costs of insurance, and all such other charges and expenses which may pertain either directly or indirectly to such transactions. CIT shall have the right, at any time to charge the Company's account with the amount of any and all such Obligations. Any debit balance which may exist at any time and from time to time in any deposit accounts with respect to the Company or in which payments of the Company's Accounts may be received, shall be repayable on demand and shall incur interest at the rate provided in this Financing Agreement per paragraph 8.1.

B. All Obligations under this Financing Agreement are to be repaid to CIT solely in United States currency and shall be credited to the Company's account only upon receipt by CIT of good funds, in U.S. Dollars. In the event CIT incurs any costs or expenses or has any deemed duty to withhold any amount for taxes or otherwise as a result of receipt by CIT of any such payments or conversion of any foreign currency to U.S. Dollars, the Company agrees to gross-up the amount of any such payment due hereunder so that the amount actually realized is equivalent to the amount due by the Company under this Financing Agreement.

C. The Company hereby unconditionally holds harmless and indemnifies CIT from any and all losses, claims or liabilities arising from any such currency conversion or foreign exchange transactions and all Obligations thereunder, including any such losses, liabilities or claims due to any act or omission taken by any bank or other financial institution in any such transaction. The Company's unconditional obligation to CIT hereunder shall not be modified or diminished for any reason or in any manner whatsoever. The Company agrees that any charges made by any such bank shall be deemed conclusive on CIT without any requirement for further inquiry and may be charged by CIT to the Company's account.

D. CIT shall not be responsible for: fluctuations in the value of U.S. Dollars or any foreign currency; the time and place of any conversion of currency; the validity, sufficiency or authenticity of any documents or of any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; the time, place or manner in which the such transactions are performed; partial or incomplete performance of any such transactions; any deviation from instructions; or delay, default, or fraud by anyone in connection with any such transactions.

E. The Company warrants and represents that all currency transfer, conversion and foreign exchange transactions will be transacted in accordance with all applicable foreign and domestic laws and regulations, and are not prohibited by any such laws and regulations. The Company assumes all risks, liabilities and responsibilities for, and agrees to pay and discharge, all present and future local, state, federal or foreign taxes, withholding taxes, duties, or levies applicable to any such transactions or payment of any Obligations hereunder.

F. Any rights and remedies granted to any bank, or duties and obligations undertaken by the Company to any bank pursuant to or in connection with any deposit account or any foreign exchange transactions shall be deemed to have been granted to CIT hereunder and apply in all respects to CIT and shall be in addition to any rights, remedies, duties or obligations contained herein, and the Company hereby holds harmless and indemnifies CIT upon any act or omission by CIT pursuant hereto.

      7.13 Without the prior written consent of CIT, the Company agrees that it will not enter into any transaction, including, without limitation, any purchase, sale, lease, loan or exchange of property with the Parent or any subsidiary or affiliate of either the Company or Parent, provided that, except as otherwise set forth in this Financing Agreement, the Company may enter into sale and service transactions in the ordinary course of its business and pursuant to the reasonable requirements of the Company, and upon standard terms and conditions and fair and reasonable terms, no less favorable to the Company than the Company could obtain in a comparable arms length transaction with an unrelated third party, provided further that no Default or Event of Default exists or will occur hereunder prior to and after giving effect to any such transaction.

SECTION 8.   Interest, Fees and Expenses
             ---------------------------
     8.1 (A) Interest shall be payable monthly as of the end of each month in an amount equal to the Chase Bank Rate plus two percent (2%) per annum on the average of the net balances owing by the Company to CIT in the Revolving Loan Account at the close of each day during such month. In the event of any change in said Chase Bank Rate the rate hereunder shall change, as of the date of such change. The rate hereunder shall be calculated based on a 360-day year. CIT shall be entitled to charge the Revolving Loan Account at the rate provided for herein when due until all Obligations have been paid in full. The foregoing rate is subject to reduction by one quarter of one percent (0.25%) upon receipt by CIT of audited year end statements indicating the Company achieved eighty percent (80%) of its projected net income (defined in accordance with GAAP, consistently applied, and excluding any extraordinary or non-recurring gains) for Fiscal Year ending December 31, 2002 and for Fiscal Year ending December 31, 2003, provided that no Default or Event of Default has occurred under this Financing Agreement. For purposes of clarification of the foregoing, (i) the 0.25% reduction may occur once for each such year, with an aggregate, maximum possible reduction of up to 0.5% (i.e. from 2% to 1.5%), (ii) such reduction shall occur and be effective on the date of receipt by CIT of the Company's year end audited statements, which are in form and substance satisfactory to CIT,
(iii) calculation shall be based on receipt of yearly projections by CIT, which are in form and substance satisfactory to CIT, and (iv) the calculation thereof shall be certified by the Company's independent accountants and shall be based on the consolidated net income of the Company and its Parent.

(B) Notwithstanding any provision to the contrary contained in this section 8, in the event that the outstanding Revolving Loans exceed the lesser of either
(x) the maximum aggregate amount available under Section 3 of this Financing Agreement or (y) the Revolving Line of Credit: (A) as a result of Revolving Loans advanced by CIT at the request of the Company (herein "Requested Overadvances"), for any one (1) or more days in any month, or (B) for any other reason whatsoever (herein "Other Overadvances") and such Other Overadvances continue for five (5) or more days in any month , the average net balance of all Revolving Loans for such month shall bear interest at the Overadvance Rate.

(C) Upon and after the occurrence of an Event of Default and the giving of any required notice by CIT in accordance with the provisions of Section 10, Paragraph 10.2 hereof, all Obligations shall bear interest at the Default Rate of Interest.

     8.2 Interest on the Term Loan shall be payable monthly as of the end of each month on the unpaid balance or on payment in full prior to maturity in an amount equal to the Chase Bank Rate plus two and one-quarter percent (2.25%) per annum. In the event of any change in said Chase Bank Rate the rate hereunder shall change, as of the date of such change. The rate hereunder shall be calculated based on a 360 day year. CIT shall be entitled to charge the Revolving Loan Account at the rate provided for herein when due until all Obligations have been paid in full.

     8.3  Intentionally  Omitted

     8.4  Intentionally  Omitted

     8.5 The Company shall reimburse or pay CIT, as the case may be, for: (a) all Out-of-Pocket Expenses, and (b) any applicable Documentation Fee.

     8.6 Upon the last Business Day of each month, commencing on March 31, 2002, the Company shall pay to CIT (i) the Line of Credit Fee, and (ii) interest on the Collection Days. Interest will be computed at the rate, and in the manner, set forth in Paragraph 8.1 of this Financing Agreement.

     8.7 To induce CIT to enter into this Financing Agreement and to extend to the Company the Revolving Loan and the Term Loan, the Company shall pay to CIT a
(a) Loan Facility Fee in the amount of $100,000.00, as follows: (i) $40,000 paid upon issuance of the Commitment Letter, (ii) $40,000 payable upon execution of this Financing Agreement, (iii) $3,333.34 payable as of the end of each month for the first six months from the Closing Date, provided that upon any earlier termination of this Financing Agreement, the outstanding balance shall be immediately due and payable; and (b) Annual Facility Fee of $45,000 payable on the earlier of each anniversary of the Closing Date or any earlier date of termination of this Financing Agreement.

     8.8 On the Closing Date and each anniversary of the Closing Date thereafter, the Company shall pay to CIT the Administrative Management Fee in the amount of $25,000, which shall be deemed fully earned when paid (and payable in monthly installments of $2,083.34, due and payable on the first Business Day of each month).

     8.9 The Company shall pay CIT's standard charges and fees for CIT's personnel used by CIT for reviewing the books and records of the Company and for verifying, testing, protecting, safeguarding, preserving or disposing of all or any part of the Collateral (which fees shall be in addition to the Administrative Management Fee and any Out-of-Pocket Expenses). CIT's audit fees are $750 per day as of the Closing Date, per auditor.

     8.10 The Company hereby authorizes CIT to charge the Revolving Loan Account with the amount of all payments due hereunder as such payments become due. The Company confirms that any charges which CIT may so make to the Revolving Loan Account as herein provided will be made as an accommodation to the Company and solely at CIT's discretion.

     8.11 In the event that CIT or any participant hereunder (or any financial institution which may from time to time become a participant or lender hereunder) shall have determined in the exercise of its reasonable business judgment that, subsequent to the Closing Date, any change in applicable United States (or any State or division thereof) law, rule, regulation or guideline regarding capital adequacy, or any change in the interpretation or administration thereof, or compliance by CIT or such participant with any new request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on CIT's or such participant's capital as a consequence of its obligations hereunder to a level below that which CIT or such participant could have achieved but for such adoption, change or compliance (taking into consideration CIT or such participant's policies with respect to capital adequacy) by an amount reasonably deemed by CIT or such participant to be material, then, from time to time, the Company shall pay no later than five (5) days following demand to CIT or such participant such additional amount or amounts as will compensate CIT's or such participant's for such reduction. In determining such amount or amounts, CIT or such participant may use any reason-able averaging or attribution methods. The protection of this Paragraph 8.11 shall be available to CIT or such participant regard-less of any possible contention of invalidity or inapplicability with respect to the applicable law, regulation or condition. A certificate of CIT or such participant setting forth such amount or amounts as shall be necessary to compensate CIT or such participant with respect to this Section 8 and the calculation thereof when delivered to the Company shall be conclusive on the Company absent manifest error. Notwithstanding anything in this paragraph to the contrary, in the event CIT or such participant has exercised its rights pursuant to this paragraph, and subsequent thereto determines that the additional amounts paid by the Company in whole or in part exceed the amount which CIT or such participant actually required to be made whole, the excess, if any, shall be returned to the Company by CIT or such participant.

     8.12. In the event that any applicable United States (or any State or division thereof) law, treaty or governmental regulation, or any change therein or in the interpretation or application thereof, or compliance by CIT or such participant with any request or directive (whether or not having the force of law) from any central bank or other financial, monetary or other authority, shall:

     (A) subject CIT or such participant to any tax of any kind whatsoever with respect to this Financing Agreement or change the basis of taxation of payments to CIT or such participant of principal, fees, interest or any other amount payable hereunder or under any other documents (except for changes in the rate of tax on the overall net income of CIT or such participant by the federal government or the jurisdiction in which it maintains its principal office);

     (B) impose, modify or hold applicable any reserve, special deposit, assessment or similar requirement against assets held by, or deposits in or for the account of, advances or loans by, or other credit extended by CIT or such participant by reason of or in respect to this Financing Agreement and the Loan Documents, including (without limitation) pursuant to Regulation D of the Board of Governors of the Federal Reserve System; or

     (C) impose on CIT or such participant any other condition with respect to this Financing Agreement or any other document, and the result of any of the foregoing is to increase the cost to CIT or such participant of making, renewing or maintaining its loans hereunder by an amount that CIT or such participant deems to be material in the exercise of its reasonable business judgment or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of the loans by an amount that CIT or such participant deems to be material in the exercise of its reasonable business judgment, then, in any case the Company shall pay CIT or such participant, within five (5) days following its demand, such additional cost or such reduction, as the case may
be.   CIT  or such participant shall certify the amount of such additional cost or reduced amount to the Company and the calculation thereof and such certification shall be conclusive upon the Company absent manifest error. Notwithstanding anything in this paragraph to the contrary, in the event CIT or such participant has exercised its rights pursuant to this paragraph, and subsequent thereto determine that the additional amounts paid by the Company in whole or in part exceed the amount which CIT or such participant actually required pursuant hereto, the excess, if any, shall be returned to the Company by CIT or such participant.

     8.13 For purposes of this Financing Agreement and Section 8 thereof, any reference to CIT shall include any financial institution which may become a participant or co-lender subsequent to the Closing Date.

SECTION  9.   Powers
              ------
     The Company hereby constitutes CIT, or any person or agent CIT may designate, as its attorney-in-fact, at the Company's cost and expense, to exercise all of the following powers, which being coupled with an interest, shall be irrevocable until all Obligations to CIT have been paid in full:

     (A) To receive, take, endorse, sign, assign and deliver, all in the name of CIT or the Company, any and all checks, notes, drafts, and other documents or instruments relating to the Collateral;

     (B) To receive, open and dispose (the latter, upon notice to the Company) of all mail addressed to the Company and to notify postal authorities to change the address for delivery thereof to such address as CIT may designate;

     (C) To request from customers indebted on Accounts at any time, in the name of CIT information concerning the amounts owing on the Accounts;

     (D) To request from customers indebted on Accounts at any time, in the name of the Company, in the name of certified public accountant designated by CIT or in the name of CIT's designee, information concerning the amounts owing on the Accounts;

     (E) To transmit to customers indebted on Accounts notice of CIT's interest therein and to notify customers indebted on Accounts to make payment directly to CIT for the Company's account; and

     (F) To take or bring, in the name of CIT or the Company, all steps, actions, suits or proceedings deemed by CIT necessary or desirable to enforce or effect collection of the Accounts.

     Notwithstanding anything hereinabove contained to the contrary, the powers set forth in (b) and (f) above may only be exercised after the occurrence of an Event of Default and until such time as such Event of Default is waived in writing by CIT.

SECTION  10.   Events  of Default and Remedies
               -------------------------------

     10.1 Notwithstanding anything hereinabove to the contrary, CIT may terminate this Financing Agreement immediately upon the occurrence of any of the following Events of Default:

(A) cessation of the business of the Company or of the Guarantor or the calling of a meeting of the creditors of the Company or of the Guarantor for purposes of compromising the debts and obligations of the Company or the Guarantor;

(B) the failure of the Company or of the Guarantor to generally meet its debts as they mature;

(C) (i) the commencement by the Company or by the Guarantor of any bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceedings under any federal or state law; (ii) the commencement against the Company or the Guarantor of any bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceeding under any federal or state law by creditors of the Company or of the Guarantor, provided that such Default shall not be deemed an Event of Default if such proceeding is controverted within fifteen (15) days and dismissed and vacated within forty-five (45) days of commencement, except in the event that any of the actions sought in any such proceeding shall occur or the Company or the Guarantor shall take action to authorize or effect any of the actions in any such proceeding; or (iii) the commencement (x) by Parent or the Company's or the Guarantor's subsidiaries, or any one of them, of any bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceeding under any applicable state law, or (y) against Parent or the Company's or the Guarantor's subsidiaries, or any one of them, of any involuntary bankruptcy, insolvency, arrangement, reorganization, receivership or similar proceeding under applicable law, provided that such Default shall not be deemed an Event of Default if such proceeding is controverted within fifteen (15) days and dismissed or vacated within forty-five
(45) days of commencement, except in the event that any of the actions sought in any such proceeding shall occur or the Parent's, Company's or the Guarantor's subsidiaries, or any one of them, shall take action to authorize or effect any of the actions in any such proceeding;

(D) breach by the Company of any warranty, representation or covenant contained herein (other than those referred to in sub-paragraph (e) below) or in any other written agreement between the Company or CIT, provided that such Default by the Company of any of the warranties, representations or covenants referred in this clause (d) shall not be deemed to be an Event of Default unless and until such Default shall remain unremedied to CIT's satisfaction for a period of fifteen (15) days from the date of such breach;

(E) breach by the Company of any warranty, representation or covenant of Paragraphs 3.3 (other than the fourth sentence of Paragraph 3.3) and 3.4 of
Section 3 hereof; Paragraphs 6.3 and 6.4 (other than the first sentence of Paragraph 6.4) of Section 6 hereof; Paragraphs 7.1, 7.5, 7.6, and 7.8 through
7.14  hereof;

(F) failure of the Company to pay any of the Obligations within five (5) Business Days of the due date thereof, provided that nothing contained herein shall prohibit CIT from charging such amounts to the Revolving Loan Account on the due date thereof;

(G) the Company shall (i) engage in any "prohibited transaction" as defined in ERISA, (ii) have any "accumulated funding deficiency" as defined in ERISA,
(iii) have any "reportable event" as defined in ERISA, (iv) terminate any "plan", as defined in ERISA or (v) be engaged in any proceeding in which the Pension Benefit Guaranty Corporation shall seek appointment, or is appointed, as trustee or administrator of any "plan", as defined in ERISA, and with respect to this sub-paragraph (h) such event or condition (x) remains uncured for a period of forty-five (45) days from date of occurrence, provided that no lien is filed with respect thereto, and (y) could, in the reasonable opinion of CIT, subject the Company to any tax, penalty or other liability material to the business, operations or financial condition of the Company;

(H)     Intentionally  Omitted;

(I) the occurrence of any default or event of default (after giving effect to any applicable grace or cure periods) under any instrument or agreement evidencing any other Indebtedness of the Company having a principal amount in excess of $100,000;

(J) Peter Murdoch ceases for any reason whatsoever (other than as a result of death) to be actively engaged in the management of the Company;

(K) if any Guarantor terminates its respective Guaranty or Pledge Agreement or otherwise fails to perform any of the terms of the Guaranty or Pledge Agreement, as applicable, all prior to termination of this Financing Agreement and payment in full of all Obligations; or

(L) any judgment or judgments aggregating in excess of $100,000.00 or any injunction or attachment is obtained or enforced against the Company or any Guarantor and which remains unstayed for more than fifteen (15) Business Days.

     10.2 Upon the occurrence of a Default and/or an Event of Default, at the option of CIT, all loans, advances and extensions of credit provided for in Sections 3, 4 and 5 of this Financing Agreement shall be thereafter in CIT's sole discretion and the obligation of CIT to make Revolving Loans shall cease unless such Default is cured to CIT's satisfaction or Event of Default is waived in writing by CIT , and at the option of CIT upon the occurrence of an Event of
Default: (A) all Obligations shall become immediately due and payable; (B) CIT may charge the Company the Default Rate of Interest on all then outstanding or thereafter incurred Obligations in lieu of the interest provided for in Section 8 of this Financing Agreement, and (C) CIT may immediately terminate this Financing Agreement upon notice to the Company; provided, however, that upon the occurrence of an Event of Default listed in Paragraph 10.1(c) of this Section 10, this Financing Agreement shall automatically terminate and all Obligations shall become due and payable, without any action, declaration, notice or demand by CIT. The exercise of any option is not exclusive of any other option, which may be exercised at any time by CIT.

     10.3 Immediately upon the occurrence of any Event of Default, CIT may, to the extent permitted by law: (A) remove from any premises where same may be located any and all books and records, computers, electronic media and software programs associated with any Collateral (including any electronic records, contracts and signatures pertaining thereto), documents, instruments, files and records, and any receptacles or cabinets containing same, relating to the
Accounts, or CIT may use, at the Company's expense, such of the Company's personnel, supplies or space at the Company's places of business or otherwise, as may be necessary to properly administer and control the Accounts or the handling of collections and realizations thereon; (B) bring suit, in the name of the Company or CIT, and generally shall have all other rights respecting said Accounts, including without limitation the right to: accelerate or extend the time of payment, settle, compromise, release in whole or in part any amounts owing on any Accounts and issue credits in the name of the Company or CIT; (C) sell, assign and deliver the Collateral and any returned, reclaimed or repossessed Inventory, with or without advertisement, at public or private sale, for cash, on credit or otherwise, at CIT's sole option and discretion, and CIT may bid or become a purchaser at any such sale, free from any right of redemption, which right is hereby expressly waived by the Company; (D) foreclose the security interests in the Collateral created herein or by the Loan Documents by any available judicial procedure, or to take possession of any or all of the Collateral, including any Inventory, Equipment and/or Other Collateral without judicial process, and to enter any premises where any Inventory and Equipment and/or Other Collateral may be located for the purpose of taking possession of or removing the same; and (E) exercise any other rights and remedies provided in law, in equity, by contract or otherwise. CIT shall have the right, without notice or advertisement, to sell, lease, or otherwise dispose of all or any part of the Collateral, whether in its then condition or after further preparation or processing, in the name of the Company or CIT, or in the name of such other party as CIT may designate, either at public or private sale or at any broker's board, in lots or in bulk, for cash or for credit, with or without warranties or representations (including but not limited to warranties of title, possession, quiet enjoyment and the like), and upon such other terms and conditions as CIT in its sole discretion may deem advisable, and CIT shall have the right to purchase at any such sale. If any Inventory and Equipment shall require rebuilding, repairing, maintenance or preparation, CIT shall have the right, at its option, to do such of the aforesaid as is necessary, for the purpose of putting the Inventory and Equipment in such saleable form as CIT shall deem appropriate and any such costs shall be deemed an Obligation hereunder. Any action taken by CIT pursuant to this paragraph shall not effect commercial reasonableness of the sale. The Company agrees, at the request of CIT, to assemble the Inventory and Equipment and to make it available to CIT at premises of the Company or elsewhere and to make available to CIT the premises and facilities of the Company for the purpose of CIT's taking possession of, removing or putting the Inventory and Equipment in saleable form. If notice of intended disposition of any Collateral is required by law, it is agreed that ten
(10) days notice shall constitute reasonable notification and full compliance with the law. The net cash proceeds resulting from CIT's exercise of any of the foregoing rights, (after deducting all charges, costs and expenses, including reasonable attorneys' fees) shall be applied by CIT to the payment of the Obligations, whether due or to become due, in such order as CIT may elect, and the Company shall remain liable to CIT for any deficiencies, and CIT in turn agrees to remit to the Company or its successors or assigns, any surplus resulting therefrom. The enumeration of the foregoing rights is not intended to be exhaustive and the exercise of any right shall not preclude the exercise of any other rights, all of which shall be cumulative. The Company hereby indemnifies CIT and holds CIT harmless from any and all costs, expenses, claims, liabilities, Out-of-Pocket Expenses or otherwise, incurred or imposed on CIT by reason of the exercise of any of its rights, remedies and interests hereunder, including, without limitation, from any sale or transfer of Collateral, preserving, maintaining or securing the Collateral, defending its interests in Collateral (including pursuant to any claims brought by the Company, the Company as debtor-in-possession, any secured or unsecured creditors of the Company, any trustee or receiver in bankruptcy, or otherwise), and the Company hereby agrees to so indemnify and hold CIT harmless, absent CIT's gross negligence or willful misconduct as finally determined by a court of competent jurisdiction. The foregoing indemnification shall survive termination of this Financing Agreement until such time as all Obligations (including the foregoing) have been finally and indefeasibly paid in full. In furtherance thereof CIT, may establish such reserves for Obligations hereunder (including any contingent Obligations) as it may deem advisable in its reasonable business judgment.

SECTION  11.  Termination
              -----------
     Except as otherwise permitted herein, CIT may terminate this Financing Agreement only as of the initial or any subsequent Anniversary Date and then only by giving the Company at least ninety (90) days prior written notice of termination. Notwithstanding the foregoing CIT may terminate the Financing Agreement immediately upon the occurrence of an Event of Default, provided, however, that if the Event of Default is an event listed in Paragraph 10.1(c) of
Section 10 of this Financing Agreement, this Financing Agreement shall terminate in accordance with paragraph 10.2 of Section 10. This Financing Agreement, unless terminated as herein provided, shall automatically continue from Anniversary Date to Anniversary Date. The Company may terminate this Financing Agreement at any time upon ninety (90) days' prior written notice to CIT, provided that the Company pays to CIT an Early Termination Fee on or prior to the effective date of such termination. All Obligations shall become due and payable as of any termination hereunder or under Section 10 hereof and, pending a final accounting, CIT may withhold any balances in the Company's account (unless supplied with an indemnity satisfactory to CIT) to cover all of the Obligations, whether absolute or contingent, including, but not limited to, cash reserves for any contingent Obligations. All of CIT's rights, liens and security interests shall continue after any termination until all Obligations have been paid and satisfied in full.

SECTION  12.   Miscellaneous
               -------------
     12.1 Except as otherwise explicitly set forth in this Financing Agreement, the Company hereby waives diligence, notice of intent to accelerate, notice of acceleration, demand, presentment and protest and any notices thereof as well as notice of nonpayment. No delay or omission of CIT or the Company to exercise any right or remedy hereunder, whether before or after the happening of any Event of Default, shall impair any such right or shall operate as a waiver thereof or as a waiver of any such Event of Default. No single or partial exercise by CIT of any right or remedy precludes any other or further exercise thereof, or precludes any other right or remedy.

     12.2 This Financing Agreement and the Loan Documents executed and delivered in connection therewith constitute the entire agreement between the Company and CIT; supersede any prior agreements; can be changed only by a writing signed by both the Company and CIT; and shall bind and benefit the Company and CIT and their respective successors and assigns.

     12.3 In no event shall the Company, upon demand by CIT for payment of any Indebtedness relating hereto, by acceleration of the maturity thereof, or otherwise, be obligated to pay interest and fees in excess of the amount permitted by law. Regardless of any provision herein or in any agreement made in connection herewith, CIT shall never be entitled to receive, charge or apply, as interest on any indebtedness relating hereto, any amount in excess of the maximum amount of interest permissible under applicable law. If CIT ever receives, collects or applies any such excess, it shall be deemed a partial repayment of principal and treated as such; and if principal is paid in full, any remaining excess shall be refunded to the Company. This paragraph shall control every other provision hereof, the Loan Documents and of any other agreement made in connection herewith.

     12.4 If any provision hereof or of any other agreement made in connection herewith is held to be illegal or unenforceable, such provision shall be fully severable, and the remaining provisions of the applicable agreement shall remain in full force and effect and shall not be affected by such provision's severance. Furthermore, in lieu of any such provision, there shall be added automatically as a part of the applicable agreement a legal and enforceable provision as similar in terms to the severed provision as may be possible.

     12.5 THE COMPANY AND CIT EACH HEREBY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING OUT OF THE LOAN DOCUMENTS OR THE
TRANSACTIONS CONTEMPLATED THEREUNDER. THE COMPANY HEREBY IRREVOCABLY WAIVES PERSONAL SERVICE OF PROCESS AND CONSENTS TO SERVICE OF PROCESS BY CERTIFIED OR REGISTERED MAIL, RETURN RECEIPT REQUESTED. IN NO EVENT WILL CIT BE LIABLE FOR
LOST  PROFITS  OR  OTHER  SPECIAL,  PUNITIVE  OR  CONSEQUENTIAL  DAMAGES.

     12.6 Except as otherwise herein provided, any notice or other communication required hereunder shall be in writing (provided that, any electronic communications from the Company with respect to any request, transmission, document, electronic signature, electronic mail or facsimile transmission shall be deemed binding on the Company for purposes of this Financing Agreement, provided further that any such transmission shall not relieve the Company from any other obligation hereunder to communicate further in writing), and shall be deemed to have been validly served, given or delivered when hand delivered or sent by facsimile, or three days after deposit in the United State mails, with proper first class postage prepaid and addressed to the party to be notified or to such other address as any party hereto may designate for itself by like notice, as follows:

     (A)  if  to  CIT,  at:

THE  CIT  GROUP/BUSINESS  CREDIT,  INC.
1211  Avenue  of  the  Americas
New  York,  New  York,  10036
Attn:  Regional  Credit  Manager
Fax  No.:   (212)  536-1217
            ---------------


     (B)  if  to  the  Company  at:

KNOGO  NORTH  AMERICA  INC.
350  Wireless  Boulevard
Hauppauge,  New  York,  11788
Attn:    Peter  J.  Mundy,  CFO
Fax  No.:  (631)  232-0954

With  a  courtesy  copy  of  any  material  notice  to the Company's counsel at:

     Mark  Haltzman,  Esq.
     Mark  S.  Haltzman  &  Associates
     One  Belmont  Avenue  -  Suite  300
     Bala  Cynwyd,  PA  19004
     Tel:  610-668-0865
     Fax:  610-668-1915
     e-mail:  mhaltzman@aol.com

provided, however, that the inadvertent failure of CIT to provide the Company's counsel with a copy of such notice or any late notice shall not invalidate any notice given to the Company and shall not give the Company any rights, claims or defenses due to the failure of CIT to provide such additional notice.

      12.7 THE VALIDITY, INTERPRETATION AND ENFORCEMENT OF THIS FINANCING AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, EXCEPT TO THE EXTENT THAT ANY OTHER LOAN DOCUMENT INCLUDES AN EXPRESS ELECTION TO BE GOVERNED BY THE LAWS OF ANOTHER JURISDICTION.

IN WITNESS WHEREOF, the parties hereto have caused this Financing Agreement to be effective, executed, accepted and delivered at New York, by their proper and duly authorized officers as of the date set forth above.


     THE  CIT  GROUP/BUSINESS  CREDIT,  INC.


     By:        /s/  Richard  Barbera
                ----------------------------
     Title:     Assistant  Vice  President




     KNOGO  NORTH  AMERICA  INC.


     By:        /s/  Peter  Murdoch
                --------------------------
     Title:      President  and
                 Chief  Executive  Officer





     Accepted  in  NY,  NY:

     THE  CIT  GROUP/BUSINESS  CREDIT,  INC.


     By:           /s/  Allan  J.  Marzen
                   ----------------------------
     Title:        Vice  President

                                    EXHIBIT A
                                    ---------

                            TERM LOAN PROMISSORY NOTE
                            -------------------------


                                                  March  22,  2002

$100,000.00


FOR VALUE RECEIVED, the undersigned, KNOGO NORTH AMERICA INC., a Delaware corporation with a principal place of business at 350 Wireless Boulevard, Hauppauge, New York, 11788 (herein the "Company"), promises to pay to the order of THE CIT GROUP/BUSINESS CREDIT, INC., a New York corporation, with offices located at 1211 Avenue of the Americas, New York, New York, 10036 (hereinafter "CIT") at said office, in lawful money of the United States of America and in immediately available funds, the principal amount of $100,000.00 as follows: the principal amount of the Term Loan shall be repaid to CIT by the Company by twelve (12) equal monthly principal installments of $8,333.34 each, whereof the first installment shall be due and payable on May 1, 2002 and the subsequent installments shall be due and payable on the first Business Day of each month thereafter until this Note is paid in full.

The Company further agrees to pay interest at said office, in like money, on the unpaid principal amount owing hereunder from time to time from the date hereof on the date and at the rate specified in Section 8 of the Financing Agreement, of even date herewith between the Company and CIT (the "Financing Agreement").
                                                          --------- ---------
Capitalized terms used herein and defined in the Financing Agreement shall have the same meanings as set forth therein unless otherwise specifically defined herein.

If any payment on this Note becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, and with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.

This Note is Term Loan Promissory Note A referred to in the Financing Agreement, evidences Term Loan A thereunder, and is subject to, and entitled to, all provisions and benefits thereof and is subject to optional and mandatory prepayment, in whole or in part, as provided therein.

Upon the occurrence of any Event of Default specified in the Financing Agreement or upon termination of the Financing Agreement, all amounts then remaining unpaid on this Note may become, or be declared to be, at the sole election of CIT, immediately due and payable as provided in the Financing Agreement.



     KNOGO  NORTH  AMERICA  INC.


     By:    /s/  Peter  Murdoch
            -----------------------

     Title: President  and  CEO
            -----------------------


     Attest:
     By:    /s/  Peter  J. Mundy
            -----------------------

     Title: Vice  President  and  CFO
            -------------------------

                                             Exhibit  23

INDEPENDENT  AUDITORS'  CONSENT




We consent to the incorporation by reference in Registration Statement No.'s 333-33580, 333-34929, and 333-34867 of Sentry Technology Corporation on Form S-8 of our report dated March 22, 2002 appearing in this Annual Report on Form 10-K of Sentry Technology Corporation for the year ended December 31, 2001.




/s/  DELOITTE  &  TOUCHE  LLP
Jericho,  New  York
March  27,  2002