Form 10-Q
period 2002-03-31
SENTRY TECHNOLOGY CORP
filed 2002-05-15
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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


          350  Wireless  Boulevard,  Hauppauge,  New  York 11788
          ------------------------------------------------------
         (Address  of  principal  executive  offices)    (Zip Code)

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

Yes     X          No
       ---


As  of  May  15, 2002, there were 78,042,842 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----


                                                             Page  No.
                                                             ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.   Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     March  31,  2002  and  December  31,  2001                   3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  March  31,  2002  and  2001            4

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Three  Months  Ended  March  31,  2002  and  2001            5

     Notes  to  Condensed  Consolidated  Financial
     Statements  --  March  31,  2002                          6  -  9


Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations   9  -  11



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.  Exhibits  and  Reports  on  Form  8-K                  12


Signatures                                                       12

SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                                March 31,    December 31,
                                                                  2002          2001
                                                               -----------  --------------

ASSETS
-------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $      150   $         423
  Accounts receivable, less allowance for doubtful
     accounts of $773 and $763, respectively. . . . . . . . .       2,906           2,713
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .       4,634           4,740
  Prepaid expenses and other current assets . . . . . . . . .         468             399
                                                               -----------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .       8,158           8,275

PROPERTY, PLANT AND EQUIPMENT, net. . . . . . . . . . . . . .       2,845           2,962
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .         414             324
                                                               -----------  --------------

                                                               $   11,417   $      11,561
                                                               ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan. . . . . . . . . . .  $    2,783   $       2,599
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .       1,733           1,153
  Accrued liabilities . . . . . . . . . . . . . . . . . . . .       1,449           1,864
  Obligations under capital leases -
     current portion. . . . . . . . . . . . . . . . . . . . .         138             121
  Deferred income . . . . . . . . . . . . . . . . . . . . . .         194             303
                                                               -----------  --------------
    Total current liabilities . . . . . . . . . . . . . . . .       6,297           6,040

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion . . . . . . . . . . . . . . . . . . . .       2,579           2,630
                                                               -----------  --------------
    Total liabilities . . . . . . . . . . . . . . . . . . . .       8,876           8,670

COMMON SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . .          64              62
  Additional paid-in capital. . . . . . . . . . . . . . . . .      44,521          44,403
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .     (41,924)        (41,574)
  Receivable from shareholder                                        (120)            ---
                                                               -----------  --------------
    Total common shareholders' equity . . . . . . . . . . . .       2,541           2,891
                                                               -----------  --------------
                                                               $   11,417   $      11,561
                                                               ===========  ==============


See notes to the condensed consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)

                                                                     Three Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                 2002                 2001
                                                               --------             --------


REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,742            $  4,670

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .      2,148               2,391
  Customer service expenses . . . . . . . . . . . . . . . . .      1,279               1,129
  Selling, general and administrative expenses. . . . . . . .      1,382               1,522
  Research and development. . . . . . . . . . . . . . . . . .        151                 175
                                                               ---------            --------

                                                                   4,960               5,217
                                                               ---------            --------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . .       (218)               (547)

INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . . . . .        132                 147
                                                               ---------            --------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .       (350)               (694)

INCOME TAXES                                                         ---                 ---
                                                               ---------            --------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . .       (350)               (694)

PREFERRED STOCK DIVIDENDS                                            ---                 (25)

RETURN TO COMMON SHAREHOLDERS FROM
  REDEMPTION OF PREFERRED STOCK                                      ---              27,198
                                                               ---------            --------

NET INCOME (LOSS) ATTRIBUTED TO
  COMMON SHAREHOLDERS . . . . . . . . . . . . . . . . . . . .  $    (350)            $26,479
                                                               =========            ========

NET INCOME (LOSS) PER COMMON SHARE
       Basic and diluted. . . . . . . . . . . . . . . . . . .  $   (0.01)            $  0.46
                                                               =========            ========

WEIGHTED AVERAGE COMMON SHARES
       Basic and diluted. . . . . . . . . . . . . . . . . . .     61,654              57,445
                                                               =========            ========


See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                     2002                2001
                                                                   --------            --------


CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (350)           $  (694)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization of security
        devices and property, plant and equipment . . . . . . . .        122                131
     Amortization of intangibles and other assets . . . . . . . .         12                  7
     Provision for bad debts. . . . . . . . . . . . . . . . . . .         10                 13
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . .       (203)              (112)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        106                712
     Accounts payable and accrued liabilities . . . . . . . . . .        165               (952)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       (273)               312
                                                                   ---------           --------

    Net cash used in operating activities . . . . . . . . . . . .       (411)              (583)
                                                                   ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net. . . . . . . . .         (3)                (4)
  Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . .         (9)                (3)
                                                                   ---------           --------

    Net cash used in investing activities . . . . . . . . . . . .        (12)                (7)
                                                                   ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and term loan        184               (128)
  Repayment of obligations under capital leases . . . . . . . . .        (34)               (29)
  Proceeds from exercise of stock options                                120                ---
  Proceeds from sale of stock, net                                       ---              2,370
  Receivable from stock options and stock sale. . . . . . . . . .       (120)            (2,000)
                                                                   ---------           --------

    Net cash provided by financing activities . . . . . . . . . .        150                213
                                                                   ---------           --------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .       (273)              (377)

CASH AND CASH EQUIVALENTS, at beginning of period . . . . . . . .        423                927
                                                                   ---------           --------
CASH AND CASH EQUIVALENTS, at end of period . . . . . . . . . . .  $     150           $    550
                                                                   =========           ========


See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2002


NOTE  A  --  Basis  of  Presentation
------------------------------------
Sentry Technology Corporation ("Sentry"), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly-owned subsidiaries of Sentry. The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE  B  --  Investment  by  Dialoc  ID  Holdings  B.V.
-------------------------------------------------------
On January 8, 2001, Dialoc ID Holdings B.V. ("Dialoc ID"), formerly known as Dutch A&A Holding, B.V., acquired 23,050,452 shares of our common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining $1 million was paid on August 31, 2001. Dialoc ID is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories. Concurrent with the share purchase agreement, the Company entered into a distribution agreement with Dialoc ID allowing the Company access to new products of Dialoc ID and allowing Dialoc ID access to the Company's products for an initial period of not less than two years.

As of January 8, 2001, Dialoc ID owned 37.5% of the Company's outstanding common stock. Under the share purchase agreement, at any time prior to January 8, 2002, Dialoc ID had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001. In November 2001, this market capitalization threshold was met. At that time, our Board of Directors agreed to extend Dialoc ID's purchase right until January 8, 2003 in exchange for an extension of the distribution agreement for one year. On May 15, 2002, Dialoc ID exercised their right to purchase 14,500,000 additional common shares at a price of $.001 per share. Currently, Dialoc ID owns 48.1% of the Company's common stock. Further, the share purchase agreement provides that at any time prior to January 8, 2003, Dialoc ID may increase its ownership of the Company's common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a 10-day period during the two years preceding January 8, 2003, is at least $25 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If Dialoc ID previously exercised its right to acquire shares increasing its investment to 51% of the Company's common stock, but the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million. As a condition to the investment by Dialoc ID, the Company's stockholders elected three nominees of Dialoc ID to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dialoc ID has not acquired 51% of the Company's common stock by January 8, 2003, one of the three nominees of Dialoc ID will resign and be replaced, with the consent of Dialoc ID, by a nominee of the Company's directors who are not nominated by Dialoc ID.

In addition to the election of three nominees of Dialoc ID to the Board of Directors, other matters which were approved at the December 8, 2000 Special Meeting of Stockholders and became effective on January 8, 2001 were amendments to the Company's certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; (ii) to reclassify Class A Preferred Stock into shares of common stock on a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding; and (iii) to increase the number of the Company's authorized shares
of  common  stock  to  140,000,000.   As  a  result  of  the  dividend  and
reclassification, 28,666,660 common shares were issued to former Class A Preferred shareholders.

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


NOTE  C  --  Financial  Condition  and  Liquidity
-------------------------------------------------
We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To strengthen our financial position, a number of activities have been initiated including:

-     Entering  into  a  new  three-year  financing  agreement.
- Signing of a distribution agreement with Dialoc ID providing us with access to new products and shared technologies.
-     Improvements  in  existing  products  and  service  capabilities.
- Additions to direct sales staff and emphasis on growing international dealer base.
-     Various  cost  cutting  and  cost  saving  initiatives.

We will require positive cash flow from operations to meet our working capital needs over the next twelve months. We anticipated receiving significant additional purchase orders from specific customers during the first four months of 2002. While we continue to believe that these purchase orders will be received later this year, the delays we have experienced have caused us to: (i) operate in a cash flow deficit for the first four months of the year: (ii) borrow the maximum amounts available under our credit facility; and (iii) pursue potential sources of debt or equity financing

We anticipate revenue growth in new and existing markets. We are striving to improve our gross margin and control our selling expenses and our general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining financing. Our future cash requirements are expected to depend on numerous factors, including, but not limited to; (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we will seek additional financing to satisfy current operating cash flow deficiencies. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.


NOTE  D  --  Revolving  Line  of  Credit  and  Term  Loan
---------------------------------------------------------
On March 22, 2002, we entered into a new three year revolving line of credit and term loan with the CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.75% at March 31, 2002), plus 2% per annum. We are required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of our assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, we entered into a $100,000 term loan with CIT. The principal shall be repaid to CIT in twelve equal monthly installments of $8,333 beginning May 31, 2002. Interest on the term note is at the JPMorgan Chase Bank prime plus 2.25%.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2002

NOTE  E  --  Inventories
------------------------
Inventories  consist  of  the  following:

                                March  31,  2002            December  31,  2001
                                ----------------            -------------------
                                               (in  thousands)

Raw  materials                  $     1,275                 $     1,139
Work-in-process                         937                       1,238
Finished  goods                       2,422                       2,363
                                      -----                       -----
                                $     4,634                 $     4,740
                                =     =====                 =     =====

Reserves for excess and obsolete inventory totaled $3,387,000 and $3,497,000 as of March 31, 2002 and December 31, 2001, respectively and have been included as a component of the above amounts.


NOTE  F  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, in 2001 Dialoc ID received an annual management fee for product marketing and product engineering management from Sentry in the amount of $100,000. Also, Peter Murdoch, a shareholder of Dialoc ID, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dialoc ID were $3,000 and $60,000 in the quarters ended March 31, 2002 and March 31, 2001, respectively. Services and sales to Dialoc ID were $5,000 in the quarter ended March 31, 2002. The net amount payable to Dialoc ID as of March 31, 2002 is $60,000.

In addition, on March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will not have any personal liability for the principal of the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime (currently 4.75%) less .75%. The note has been reflected as a reduction of shareholders' equity on the balance sheet.


NOTE  G  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 in the first quarter of 2002. The adoption of this statement did not have a material effect on our financial statements.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2002


NOTE  H  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at March 31, 2002 and 2001 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options and warrants have been excluded from the net loss per share calculation at March 31, 2002 because their effect would be antidilutive. For the period ended March 31, 2001 options and warrants have been excluded from the calculation because the exercise price was greater than the average market price for the quarter.


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


Results  of  Operations:
------------------------

Consolidated revenues were 2% higher in the quarter ended March 31, 2002 than in the quarter ended March 31, 2001. Our overall domestic revenues continued to be impacted by the soft economic environment, resulting in a slowdown or delay in new retail store openings of some of our customers. This is reflected in the reduction in our backlog of orders at March 31, 2002 to approximately $4.5 million from approximately $5.2 million at March 31, 2001. Total revenues for the periods presented are broken out as follows:

                                                    Q-1                 Q-1            % Change
                                                   2002                2001        Increase(Decrease)
                                                        (in thousands)

EAS . . . . . . . . . . . . . . . . . . . . . . .$   691            $ 1,335             (48)
CCTV. . . . . . . . . . . . . . . . . . . . . . .  1,767              1,692               4
SentryVision. . . . . . . . . . . . . . . . . . .    639                327              95
3M library products . . . . . . . . . . . . . . .    114                126             (10)
                                                 -------            -------            -----
Total sales . . . . . . . . . . . . . . . . . . .  3,211              3,480              (8)
Service revenues and other. . . . . . . . . . . .  1,531              1,190              29
                                                 -------            -------            -----
Total revenues. . . . . . . . . . . . . . . . . .$ 4,742            $ 4,670               2
                                                 =======            =======            =====

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Direct sales of EAS products were lower in the first quarter of 2002 as compared to the same period in the prior year in part as a result of lower sales to our largest EAS customer, which has indicated it will open fewer new stores in 2002. Sales of EAS products to Sensormatic were not significant in either of the periods presented. The increase in CCTV revenues is primarily a result of the completion of the installations that were delayed at the end of 2001. The increase in SentryVision sales revenues in the first quarter of 2002 is a result of the continuing market acceptance of the new SmartTrack system. We continue to see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. Sales of 3M library products declined as we focused our sales efforts on Sentry produced products. Service revenues increased as a result of the higher base of systems no longer under warranty.

Cost of sales were 67% of total sales in the three month period ended March 31, 2002 compared to 69% in the same period of the prior year. The reduction in percentage of sales in the first quarter of 2001 was primarily due to greater plant efficiencies resulting from higher production levels than in the previous year, which offset competitive pricing pressures during the current quarter.

Customer service expenses were 13% higher in the first quarter of 2002 than in the first quarter of 2001 primarily as a result of the increase in service billings on a larger installed base of systems and the increased use of outside contractors needed to meet various customers' installation deadlines.

Selling, general and administrative expenses were 9% lower in the three month period ended March 31, 2002 when compared to the same period of the previous year primarily as a result of lower warranty costs and a reduction in facilities.

Research and development costs were lower in the first quarter of 2002 when compared to the first quarter of 2001 due to lower facilities cost as a result of a reduction in space.

Net interest expense for the first quarter of 2002 decreased when compared due to lower interest rates under our revolving credit agreement.

Due to net operating losses, we have not provided for income taxes in any of the periods presented.

As a result of the foregoing, Sentry had a net loss of $0.4 million in the quarter ended March 31, 2002 as compared to a net loss of $0.7 million in the quarter ended March 31, 2001.

We recorded preferred stock dividends of $25,000 in the first quarter of 2001 prior to the redemption of the preferred stock on January 8, 2001.

Effective January 8, 2001, and just prior to the Dialoc ID investment, there was a payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held and immediately thereafter a reclassification of the Class A Preferred Stock into common stock at a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding. The reclassification of the Class A Preferred Shares resulted in a return to the common shareholders of $27.2 million, which was recorded in the first quarter of 2001. This amount represents the difference between the fair market value of the common stock issued and the carrying amount of the preferred stock redeemed.

Liquidity  and  Capital  Resources  as  of  March  31,  2002
------------------------------------------------------------
We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To further address the continuing losses, our business plan for 2002 includes the following:

-     Entering  into  a  new  three-year  financing  agreement.
- Addition of new products, including high-end EAS systems and disposable tags and labels, proximity access control and RFID, through our distribution agreement with Dialoc ID.
- Increased promotion of SmartTrack, our new entry in the SentryVision family of products.

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- Strengthening our international dealer network with new and more financially stronger business partners.
- Joint participation with Dialoc ID in trade show activity and a refocus on expanding business with existing customers.
- Continuation and expansion of our Service Partner program to augment service provided by our employees.
-     Further  subletting  of  office  space  in  our  corporate  offices.
- Additions to direct sales staff and emphasis on growing international dealer base.
-     Various  additional  cost  cutting  and  cost  saving  initiatives.

On March 22, 2002, we entered into a new three year revolving line of credit and term loan with the CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.75% at March 31, 2002), plus 2% per annum. We are required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of our assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, we entered into a $100,000 term loan with CIT. The principal shall be repaid to CIT in twelve equal monthly installments of $8,333 beginning May 31, 2002. Interest on the term note is at prime plus 2.25%.

We will require positive cash flow from operations to meet our working capital needs over the next twelve months. We anticipated receiving significant additional purchase orders from specific customers during the first four months of 2002. While we continue to believe that these purchase orders will be received later this year, the delays we have experienced have caused us to: (i) operate in a cash flow deficit for the first four months of the year: (ii) borrow the maximum amounts available under our credit facility; and (iii) pursue potential sources of debt or equity financing.

We anticipate revenue growth in new and existing markets. We are striving to improve our gross margin and control our selling expenses and our general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining financing. Our future cash requirements are expected to depend on numerous factors, including, but not limited to; (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we will seek additional financing to satisfy current operating cash flow deficiencies. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.

Currently, under the terms of the share purchase agreement, Dialoc ID has the right to acquire 51% of the common stock. On May 15, 2002, Dialoc ID exercised their purchase right for an additional 14,500,000 shares of newly issued common stock at an exercise price of $0.001 per share. As a result of this transaction, Dialoc ID owns 48.1% of our common stock outstanding. In addition, under certain conditions more fully described in Note B, Dialoc ID has the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the common stock then outstanding.


Related  Party  Transactions
----------------------------
Details of related party transactions are included in Notes B and F of this Form 10-Q.

------
SENTRY  TECHNOLOGY  CORPORATION
-------------------------------
PART  II  -  OTHER  INFORMATION
-------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     List  of  Exhibits:  None

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SENTRY  TECHNOLOGY  CORPORATION
-------------------------------

Date:     May  15,  2002             By:     /S/   PETER  J.  MUNDY
          --------------             --------------------------------------
                                     Peter  J.  Mundy,  Vice  President
                                     Finance  and Chief  Financial  Officer
                                     (Principal  Financial  and
                                      Accounting  Officer)