Form 10-Q
period 2002-06-30
SENTRY TECHNOLOGY CORP
filed 2002-08-14
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
            EXCHANGE ACT  OF  1934

                       For the quarter ended June 30, 2002

                                       OR

[    ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
           EXCHANGE ACT  OF  1934

             For the transition period from __________ to __________


           Commission  File  Number                    1-12727
                                                      ---------


                            SENTRY  TECHNOLOGY  CORPORATION
                            -------------------------------
                (Exact name of registrant as specified in its charter)


       Delaware                                        96-11-3349733
     ----------                                        -------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              No.)

             350  Wireless  Boulevard,  Hauppauge,  New  York    11788
          ---------------------------------------------------------------
   (Address  of  principal  executive  offices)                  (Zip Code)

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

Yes     X          No
        -


As of August 14, 2002, there were 78,043,872 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----

                                                               Page  No.
                                                               ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     June  30,  2002  and  December  31,  2001                       3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  June  30,  2002  and  2001
     and  Six  Months  Ended  June  30,  2002  and  2001             4

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Six  Months  Ended  June  30,  2002  and  2001                  5

     Notes  to  Condensed  Consolidated  Financial
     Statements  -  June  30,  2002                                6 - 9


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations            9 - 12



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                   12


Signatures                                                           12



SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                                 June 30,    December 31,
                                                                  2002          2001
                                                               ----------   -------------

ASSETS
-------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $     250   $         423
  Accounts receivable, less allowance for doubtful
     accounts of $743 and $763, respectively. . . . . . . . .      2,097           2,713
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .      4,501           4,740
  Prepaid expenses and other current assets . . . . . . . . .        417             399
                                                               ----------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .      7,265           8,275

PROPERTY, PLANT AND EQUIPMENT, net. . . . . . . . . . . . . .      2,782           2,962
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .        381             324
                                                               ----------  --------------

                                                               $  10,428   $      11,561
                                                               ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan. . . . . . . . . . .  $   2,272   $       2,599
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .      2,182           1,153
  Accrued liabilities . . . . . . . . . . . . . . . . . . . .      1,570           1,864
  Obligations under capital leases -
     current portion. . . . . . . . . . . . . . . . . . . . .        128             121
  Deferred income . . . . . . . . . . . . . . . . . . . . . .        227             303
                                                               ----------  --------------
    Total current liabilities . . . . . . . . . . . . . . . .      6,379           6,040

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion . . . . . . . . . . . . . . . . . . . .      2,579           2,630
                                                               ----------  --------------
    Total liabilities . . . . . . . . . . . . . . . . . . . .      8,958           8,670

SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . .         78              62
  Additional paid-in capital. . . . . . . . . . . . . . . . .     44,521          44,403
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .    (43,009)        (41,574)
  Note receivable from shareholder                                  (120)            ---
                                                               ----------  --------------
    Total shareholders' equity. . . . . . . . . . . . . . . .      1,470           2,891
                                                               ----------  --------------
                                                               $  10,428   $      11,561
                                                               ==========  ==============

See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)

                                                Three Months Ended   Six Months Ended
                                                     June  30,          June  30,
                                                ------------------  ------------------
                                                  2002      2001      2002      2001
                                                --------  --------  --------  --------
REVENUES                                        $ 3,181   $ 4,005   $ 7,923   $ 8,675

COSTS AND EXPENSES:
  Cost of sales                                   1,559     2,103     3,707     4,494
  Customer service expenses                       1,054     1,024     2,333     2,153
  Selling, general and administrative expenses    1,368     1,395     2,750     2,917
  Research and development                          145       208       296       383
                                                --------  --------  --------  --------

                                                  4,126     4,730     9,086     9,947
                                                --------  --------  --------  --------

OPERATING LOSS                                     (945)     (725)   (1,163)   (1,272)

INTEREST EXPENSE                                    140       136       272       283
                                                --------  --------  --------  --------

LOSS BEFORE INCOME TAXES                         (1,085)     (861)   (1,435)   (1,555)

INCOME TAXES                                        ---       ---       ---       ---
                                                --------  --------  --------  --------

NET LOSS                                         (1,085)     (861)   (1,435)   (1,555)

PREFERRED STOCK DIVIDENDS                           ---       ---       ---        25

RETURN TO COMMON SHAREHOLDERS FROM
     REDEMPTION OF PREFERRED STOCK                  ---       ---       ---    27,198
                                                --------  --------  --------  --------
NET INCOME (LOSS) ATTRIBUTED TO
     COMMON SHAREHOLDERS                        $(1,085)  $  (861)  $(1,435)  $25,618
                                                ========  ========  ========  ========
NET INCOME (LOSS) PER COMMON SHARE
  Basic                                         $ (0.02)  $ (0.01)  $ (0.02)  $  0.43
                                                ========  ========  ========  ========
  Diluted                                       $ (0.02)  $ (0.01)  $ (0.02)  $  0.42
                                                ========  ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES
  Basic                                          71,032    61,468    66,343    59,457
                                                ========  ========  ========  ========
  Diluted                                        71,032    61,468    66,343    60,291
                                                ========  ========  ========  ========

See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                        ------------------
                                                                        2002           2001
                                                                   ------------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (1,435)      $   (1,555)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . .        266              268
     Provision for bad debts. . . . . . . . . . . . . . . . . . .         23               27
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . .        593             (325)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        239              901
     Accounts payable and accrued liabilities . . . . . . . . . .        735           (1,037)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       (164)             234
                                                                   ----------      -----------

    Net cash provided by (used in) operating activities . . . . .        257           (1,487)
                                                                   ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net. . . . . . . . .        (62)             (41)
  Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . .        (11)             (20)
                                                                   ----------      -----------

    Net cash used in investing activities . . . . . . . . . . . .        (73)             (61)
                                                                   ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and term loan       (327)             (10)
  Repayment of obligations under capital leases . . . . . . . . .        (44)             (77)
  Proceeds from sale of stock, net. . . . . . . . . . . . . . . .         14            2,370
  Receivable from stock sale                                             ---           (1,000)
                                                                   ----------         --------

    Net cash provided by (used in) financing activities . . . . .       (357)           1,283
                                                                   ----------         --------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .       (173)            (265)

CASH AND CASH EQUIVALENTS, at beginning of period . . . . . . . .        423              927
                                                                   ----------         --------
CASH AND CASH EQUIVALENTS, at end of period . . . . . . . . . . .  $     250          $   662
                                                                   ==========         ========

See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2002


NOTE  A  --  Basis  of  Presentation
------------------------------------
Sentry Technology Corporation ("Sentry"), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry") which was consummated on February 12, 1997 (the "Effective Date"). The merger resulted in Knogo N.A. and Video Sentry becoming wholly- owned subsidiaries of Sentry. The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of January 8, 2001, Dialoc ID owned 37.5% of the Company's outstanding common stock. Under the share purchase agreement, at any time prior to January 8, 2002, Dialoc ID had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares would be determined by multiplying the actual number of shares to be purchased by $.001. In November 2001, this market capitalization threshold was met. At that time, our Board of Directors agreed to extend Dialoc ID's purchase right until January 8, 2003 in exchange for an extension of the distribution agreement for one year. On May 14, 2002, Dialoc ID exercised their right to purchase 14,500,000 additional common shares at a price of $.001 per share. Currently, Dialoc ID owns 48.1% of the Company's common stock. Further, the share purchase agreement provides that at any time prior to January 8, 2003, Dialoc ID may increase its ownership of the Company's common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a 10-day period during the two years preceding January 8, 2003, is at least $25 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If the average market value test was not met at the time of the second purchase, then the purchase price shall be $3.5 million. As a condition to the investment by Dialoc ID, the Company's stockholders elected three nominees of Dialoc ID to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dialoc ID has not acquired 51% of the Company's common stock by January 8, 2003, one of the three nominees of Dialoc ID will resign and be replaced, with the consent of Dialoc ID, by a nominee of the Company's directors who are not nominated by Dialoc ID.

In addition to the election of three nominees of Dialoc ID to the Board of Directors, other matters which were approved at the December 8, 2000 Special Meeting of Stockholders and became effective on January 8, 2001 were amendments to

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2002


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

We will require positive cash flow from operations to meet our working capital needs over the next twelve months. We anticipated receiving significant additional purchase orders from specific customers during the first six months of 2002. While we continue to believe that these purchase orders will be received later this year, the delays we have experienced have caused us to: (i) operate in a cash flow deficit for the first seven months of the year; (ii) borrow the maximum amounts available under our credit facility; and (iii) pursue potential sources of debt or equity financing.

We anticipate revenue growth in new and existing markets. We are striving to improve our gross margin and control our selling expenses and our general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining financing. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof; (ii) the ability to raise additional capital or obtain additional financing; and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we will seek additional financing to satisfy current operating cash flow deficiencies. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.


NOTE  D  --  Revolving  Line  of  Credit  and  Term  Loan
---------------------------------------------------------
On March 22, 2002, we entered into a new three year revolving line of credit and term loan with the CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.75% at June 30, 2002), plus 2% per annum. We are required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of our assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, we entered into a $100,000 term loan with CIT. The principal shall be repaid to CIT in twelve equal monthly installments of $8,333 beginning May 31, 2002. Interest on the term note is at the JPMorgan Chase Bank prime plus 2.25%.


SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2002



NOTE E  --  Inventories
-----------------------------------------------------
Inventories consist of the following:
                                                       June 30, 2002            December 31, 2001
                                                      --------------            -----------------
                                                                   (in thousands)
Raw materials . . . . . . . . . . . . . . . . . . . .  $    1,397                 $    1,139
Work-in-process . . . . . . . . . . . . . . . . . . .         928                      1,238
Finished goods. . . . . . . . . . . . . . . . . . . . .     2,176                      2,363
                                                       ----------                 ----------
                                                       $    4,501                 $    4,740
                                                       ==========                 ==========

Reserves for excess and obsolete inventory totaled $3,418,000 and $3,497,000 as of June 30, 2002 and December 31, 2001, respectively and have been included as a component of the above amounts.



NOTE  F  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, in 2001 Dialoc ID received an annual management fee for product marketing and product engineering management from Sentry in the amount of $100,000. Also, Peter Murdoch, a shareholder of Dialoc ID, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dialoc ID were $7,000 and $26,000 in the quarters ended June 30, 2002 and 2001 and $10,000 and $86,000 in the six month periods ending June 30, 2002 and 2001, respectively. Services and sales to Dialoc ID were $8,000 and $15,000 in the quarters ended June 30, 2002 and 2001 and $13,000 and $36,000 in the six month periods ended June 30, 2002 and 2001, respectively. The net amount payable to Dialoc ID as of June 30, 2002 is $86,000.

In addition, on March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will not have any personal liability for the principal of the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime (currently 4.75%) less .75%. The note has been reflected as a reduction of shareholders' equity on the consolidated balance sheet.


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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2002

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Certain provisions of this statement related to the classification of gains and losses from extinguishment of debt are required to be adopted by the Company beginning with the year ended December 31, 2003. All other provisions are required to be adopted after May 15, 2002 and early application is encouraged. It is not anticipated that the adoption of this statement will have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Company.

In  June  2002,  SFAS  No.  146,  "Accounting  for Costs Associated with Exit or
Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. It is not anticipated that the adoption of this statement will have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Company.


NOTE  H  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) for the periods ended June 30, 2002 and 2001 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator of the earnings per share calculations in either of the periods presented. Options and warrants have been excluded from the net loss per share calculation for the second quarter and six month period ended June 30, 2002 and for the second quarter ended June 30, 2001 because their effect would be antidilutive. For the six month period ended June 30, 2001, 834,000 options and warrants were included in the diluted earnings per share calculation.



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


Results  of  Operations:
------------------------

Consolidated revenues were 21% and 9% lower in the quarter and six months ended June 30, 2002 than in the quarter and six months ended June 30, 2001. Our overall domestic revenues continued to be impacted by the post September 11 soft economic environment, resulting in a slowdown or delay in new retail store openings of some of our customers. The backlog of orders at June 30, 2002 was approximately $5.2 million from approximately $5.1 million at June 30, 2001. Total revenues for the periods presented are broken out as follows:

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS  OF  OPERATIONS


                                  Q-2      Q-2       %         6 Mos.    6 Mos.     %
                                 2002      2001    Change       2002      2001    Change
                               --------  --------  -------    -------   -------  -------
                                   (in thousands)              (in thousands)

EAS . . . . . . . . . . . . .  $   625   $ 1,632    (62)      $ 1,316   $ 2,967     (56)
CCTV. . . . . . . . . . . . .      863       771     12         2,630     2,463       7
SentryVision. . . . . . . . .      497       433     15         1,136       760      49
3M library products . . . . .       77       167    (54)          191       293     (35)
                               -------   -------   ------     -------   -------  -------
Total sales . . . . . . . . .    2,062     3,003    (31)        5,273     6,483     (19)
Service revenues and other. .    1,119     1,002     12         2,650     2,192      21
                               -------   -------   ------     -------    ------  -------
Total revenues. . . . . . . .  $ 3,181   $ 4,005    (21)      $ 7,923   $ 8,675      (9)
                               =======   =======   ======     =======   =======  =======


Direct sales of EAS products were lower in both the second quarter and first six months of 2002 as compared to the same periods in the prior year primarily as a result of lower sales to two of our largest EAS customers, which have indicated they will open fewer new stores in 2002. The increase in CCTV revenues is primarily a result of higher sales to existing customers and the completion of the installations that were delayed at the end of 2001. The increase in SentryVision sales revenues in 2002 is a result of the continuing market acceptance of the new SmartTrack system. We continue to see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. Sales of 3M library products declined due to delays in customer's installations. Service revenues increased as a result of the higher base of systems no longer under warranty.

Cost of sales were 76% and 70% of total sales in the three and six month periods ended June 30, 2002 compared to 66% and 63% in the same periods of the prior year. The increase costs as a percentage of sales in the 2002 periods was primarily due to a higher mix of sales through third distributors, which provide lower margins than direct sales, as well as the under absorption of factory overhead resulting from lower production levels than in the previous year and competitive pricing pressures during the current year.

Customer service expenses were 3% and 8% higher in the second quarter and first six months of 2002 than in the second quarter and first six months of 2001 primarily as a result of the increase in service billings on a larger installed base of systems and the increased use of outside contractors needed to meet various customers' installation deadlines.

Selling, general and administrative expenses were 2% and 6% lower in the three and six month periods ended June 30, 2002 when compared to the same period of the previous year primarily as a result of lower warranty costs and reductions in office space.

Research and development costs were lower in the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001 due to lower engineering prototype costs associated with Smart Track development in 2001.

Net interest expense increased due to higher average borrowings for the second quarter of 2002 but was slightly lower during the first six months of 2002 due to lower interest rates under our revolving credit agreement.

Due to net operating losses, we have not provided for income taxes in any of the periods presented.

As a result of the foregoing, Sentry had a net loss of $1.1 and $1.4 million in the quarter and first six months ended June 30, 2002 as compared to a net loss of $0.9 and $1.6 million in the quarter and six month periods ended June 30, 2001.

We recorded preferred stock dividends of $25,000 in the first quarter of 2001 prior to the redemption of the preferred stock on January 8, 2001.


                                     - 10 -
SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


Liquidity  and  Capital  Resources  as  of  June  30,  2002
-----------------------------------------------------------

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

On March 22, 2002, we entered into a new three year revolving line of credit and term loan with the CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.75% at June 30, 2002), plus 2% per annum. We are required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of our assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, we entered into a $100,000 term loan with CIT. The principal shall be repaid to CIT in twelve equal monthly installments of $8,333 beginning May 31, 2002. Interest on the term note is at prime plus 2.25%.

We will require positive cash flow from operations to meet our working capital needs over the next twelve months. We anticipated receiving significant additional purchase orders from specific customers during the first six months of 2002. While we continue to believe that these purchase orders will be received later this year, the delays we have experienced have caused us to: (i) operate in a cash flow deficit for the first seven months of the year; (ii) borrow the maximum amounts available under our credit facility; and (iii) pursue potential sources of debt or equity financing.

We anticipate revenue growth in new and existing markets. We are striving to improve our gross margin and control our selling expenses and our general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining financing. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof; (ii) the ability to raise additional capital or obtain additional financing; and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we will seek additional financing to satisfy current operating cash flow deficiencies. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.

                                     - 11 -


SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currently, under the terms of the share purchase agreement, Dialoc ID has the right to acquire 51% of the common stock. On May 13, 2002, Dialoc ID exercised their purchase right for an additional 14,500,000 shares of newly issued common stock at an exercise price of $0.001 per share. As a result of this transaction, Dialoc ID currently owns 48.1% of our common stock outstanding. In addition, under certain conditions more fully described in Note B, Dialoc ID has the right to acquire additional shares during the two year period following the closing, up to an aggregate holding of 60% of the common stock then outstanding.

Related  Party  Transactions
----------------------------
Details of related party transactions are included in Notes B and F of this Form 10-Q.



PART  II  -  OTHER  INFORMATION

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)  List  of  Exhibits:
     99.1     Certification  by  Chief  Executive  Officer
     99.2     Certification  by  Chief  Financial  Officer

(b) Reports on Form 8-K - On June 25, 2002, we filed a current report on Form 8-K with respect to the resignation of William A. Perlmuth as a Director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SENTRY  TECHNOLOGY  CORPORATION
                             -------------------------------

Date:  August  14,  2002

                             By:  /s/ Peter J. Mundy
                                  -------------------------------------------
                                  Peter  J.  Mundy,  Vice  President
                                  Finance  and Chief  Financial  Officer
                                  (Principal Financial and Accounting Officer)

Exhibit  99.1


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter
L. Murdoch, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                           /s/  PETER  L.  MURDOCH
                          -------------------------------------------------
                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

                          August  14,  2002

Exhibit  99.2


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter
J. Mundy, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                         /s/  PETER  J.  MUNDY
                         -------------------------------------------------
                         Peter  J.  Mundy
                         Vice  President  and  Chief  Financial  Officer

                         August  14,  2002