Form 10-Q
period 2002-09-30
SENTRY TECHNOLOGY CORP
filed 2002-11-14
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                             EXCHANGE ACT  OF  1934

                    For the quarter ended September 30, 2002

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

Yes     X          No
        -


As of November 14, 2002, there were 78,043,872 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----

                                                               Page  No.
                                                               ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     September  30,  2002  and  December  31,  2001                3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  September  30,  2002  and  2001
     and  Nine  Months  Ended  September  30,  2002  and  2001     4

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Nine  Months  Ended  September  30,  2002  and  2001          5

     Notes  to  Condensed  Consolidated  Financial
     Statements  -  September  30,  2002                        6  -  9


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations         9  -  12



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                13


Signatures                                                        13

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

The Company's independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation s-x promulgated under the Securities Exchange Act of 1934, as amended.


SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                               September 30,    December 31,
                                                                         2002            2001
                                                               ---------------  --------------

ASSETS
-------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $          529   $         423
  Accounts receivable, less allowance for doubtful
     accounts of $639 and $763, respectively. . . . . . . . .           1,899           2,713
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .           3,721           4,740
  Prepaid expenses and other current assets . . . . . . . . .             301             399
                                                               ---------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .           6,450           8,275

PROPERTY, PLANT AND EQUIPMENT, net. . . . . . . . . . . . . .           2,674           2,962
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .             355             324
                                                               ---------------  --------------

                                                               $        9,479   $      11,561
                                                               ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan. . . . . . . . . . .  $        2,248   $       2,599
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .           2,191           1,153
  Accrued liabilities . . . . . . . . . . . . . . . . . . . .           1,510           1,864
  Obligations under capital leases -
     current portion. . . . . . . . . . . . . . . . . . . . .             112             121
  Deferred income . . . . . . . . . . . . . . . . . . . . . .             421             303
                                                               ---------------  --------------
    Total current liabilities . . . . . . . . . . . . . . . .           6,482           6,040

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion . . . . . . . . . . . . . . . . . . . .           2,578           2,630
                                                               ---------------  --------------
    Total liabilities . . . . . . . . . . . . . . . . . . . .           9,060           8,670

SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . .              78              62
  Additional paid-in capital. . . . . . . . . . . . . . . . .          44,521          44,403
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .         (44,057)        (41,574)
  Note receivable from shareholder                                       (123)            ---
                                                               ---------------  --------------
    Total shareholders' equity. . . . . . . . . . . . . . . .             419           2,891
                                                               ---------------  --------------
                                                               $        9,479   $      11,561
                                                               ===============  ==============


See notes to the condensed consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
 (In  thousands,  except  per  share  data)

                                                             Three  Months  Ended         Nine Months Ended
                                                                September  30,              September  30,
                                                             --------------------        -------------------
                                                               2002        2001            2002         2001
                                                               ----        ----            ----         ----
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .$ 3,425     $ 4,329          $11,348      $13,004

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .  1,884       2,219            5,591        6,713
  Customer service expenses . . . . . . . . . . . . . . . . .    977       1,174            3,310        3,327
  Selling, general and administrative expenses. . . . . . . .  1,389       1,417            4,139        4,334
  Research and development. . . . . . . . . . . . . . . . . .    119         107              415          490
                                                              ------     -------         --------      --------

                                                               4,369       4,917           13,455       14,864
                                                              ------     -------         --------     --------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . .   (944)       (588)          (2,107)      (1,860)

INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . . . . .    104         129              376          412
                                                              ------     -------         --------     --------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . (1,048)       (717)          (2,483)      (2,272)

INCOME TAXES                                                     ---         ---              ---          ---
                                                              ------     -------         --------     --------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . (1,048)       (717)          (2,483)      (2,272)

PREFERRED STOCK DIVIDENDS                                        ---         ---              ---           25

RETURN TO COMMON SHAREHOLDERS FROM
     REDEMPTION OF PREFERRED STOCK                               ---         ---              ---       27,198
                                                              ------     -------         --------     --------

NET INCOME (LOSS) ATTRIBUTED TO
     COMMON SHAREHOLDERS. . . . . . . . . . . . . . . . . . . $(1,048)   $  (717)         $(2,483)     $24,901
                                                              ========   ========         ========    ========

NET INCOME (LOSS) PER COMMON SHARE
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.01)  $ (0.01)         $ (0.04)     $  0.41
                                                               ========  ========         ========     ========
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.01)  $ (0.01)         $ (0.04)     $  0.41
                                                               ========  ========         ========     ========

WEIGHTED AVERAGE COMMON SHARES
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .   78,044    61,468           70,243       60,127
                                                               ========  ========         ========     ========
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .   78,044    61,468           70,243       61,298
                                                               ========  ========         ========     ========

See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                   -----------------------------
                                                                           2002          2001
                                                                   -------------     -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (2,483)    $   (2,272)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . .            359            401
     Provision for bad debts. . . . . . . . . . . . . . . . . . .            (39)            41
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . .            853           (310)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . .          1,019            902
     Accounts payable and accrued liabilities . . . . . . . . . .            684         (1,177)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . .            190             80
                                                                   --------------    -----------

    Net cash provided by (used in) operating activities . . . . .            583         (2,335)
                                                                   --------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net. . . . . . . . .            (64)           (67)
  Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . .            (12)           (21)
                                                                   --------------    -----------

    Net cash used in investing activities . . . . . . . . . . . .            (76)           (88)
                                                                   --------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and term loan           (351)          (434)
  Repayment of obligations under capital leases . . . . . . . . .            (61)          (109)
  Proceeds from sale of stock, net. . . . . . . . . . . . . . . .             14          2,370
  Receivable from stock sale                                                  (3)           ---
                                                                   --------------    -----------

    Net cash provided by (used in) financing activities . . . . .           (401)         1,827
                                                                   --------------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . .            106           (596)

CASH AND CASH EQUIVALENTS, at beginning of period . . . . . . . .            423            927
                                                                   --------------    -----------
CASH AND CASH EQUIVALENTS, at end of period . . . . . . . . . . .  $         529     $      331
                                                                   ==============    ===========


See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002


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

As of January 8, 2001, Dialoc ID owned 37.5% of the Company's outstanding common stock. Under the share purchase agreement, at any time prior to January 8, 2002, Dialoc ID had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares would be determined by multiplying the actual number of shares to be purchased by $.001. In November 2001, this market capitalization threshold was met. At that time, our Board of Directors agreed to extend Dialoc ID's purchase right until January 8, 2003 in exchange for an extension of the distribution agreement for one year. On May 14, 2002, Dialoc ID exercised their right to purchase 14,500,000 additional common shares at a price of $.001 per share. Currently, Dialoc ID owns 48.1% of the Company's common stock. Further, the share purchase agreement provides that at any time prior to January 8, 2003, Dialoc ID may increase its ownership of the Company's common stock to a total of 60% of the shares of common stock then outstanding. The purchase price for the additional shares shall be determined as follows: If the average market value of the common stock, measured over a 10-day period during the two years preceding January 8, 2003, is at least $25 million, the purchase price shall be determined by multiplying the actual number of shares to be purchased by $.001. If the average market value test is not met at the time of the second purchase, then the purchase price shall be $3.5 million. As a condition to the investment by Dialoc ID, the Company's stockholders elected three nominees of Dialoc ID to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000. If Dialoc ID has not acquired 51% of the Company's common stock by January 8, 2003, one of the three nominees of Dialoc ID will resign and be replaced, with the consent of Dialoc ID, by a nominee of the Company's directors who is not nominated by Dialoc ID.

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

We will require positive cash flow from operations to meet our working capital needs over the next twelve months. We anticipated receiving significant additional purchase orders from specific customers during the first nine months of 2002. While we continue to believe that these purchase orders will eventually be received, the delays we have experienced have caused us to: (i) operate in a cash flow deficit for the first ten months of the year; (ii) borrow the maximum amounts available under our credit facility; and (iii) pursue potential sources of debt or equity financing.

On October 10, 2002, we entered into a purchase order financing facility with EPK Financial Corporation ("EPK"). Funding entails EPK providing funds directly to vendors to allow us to secure the inventory we need to fulfill customer orders. Sentry's costs for each financing transaction will be equal to 3.5% of Sentry's selling price, plus 1.85% on the maximum outstanding funded amount each ten calendar days or portion thereof, until EPK is paid in full, plus expenses. In connection with this facility, an Intercreditor Agreement was entered into between EPK, CIT and Sentry. Under this agreement, CIT subordinated its rights and interests in the collateral related to each transaction to EPK. Currently, under the terms of the Intercreditors Agreement, the maximum amount subordinated to EPK at any time is limited to $350,000. Sentry will use the funds provided by EPK to fund vendor purchases to complete orders currently in backlog.

Through the first nine months of 2002, we were not successful in achieving positive cash flow from operations and as a result, our payables to vendors are substantially in excess of terms. Therefore, in October 2002, we retained the New York investment banking firm of Balfour Capital Advisors, LLC to assist the Company in conducting an organized search and evaluation regarding a possible corporate transaction to gain access to greater resources and to exploit the Company's products and technological advances. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002


NOTE  D  --  Revolving  Line  of  Credit  and  Term  Loan
---------------------------------------------------------
On March 22, 2002, we entered into a new three year revolving line of credit and term loan with the CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.75% at September 30, 2002), plus 2% per annum. We are required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of our assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, we entered into a $100,000 term loan with CIT. The principal is currently being repaid to CIT in twelve equal monthly installments of $8,333 beginning May 31, 2002. Interest on the term note is at the JPMorgan Chase Bank prime plus 2.25%.

NOTE  E  --  Inventories
------------------------
Inventories  consist  of  the  following:

                                September  30,  2002        December  31,  2001
                                --------------------        -------------------
                                                (in  thousands)

Raw  materials                    $     850                    $     1,139
Work-in-process                         496                            520
Finished  goods                       2,375                          3,081
                                  ---------                    -----------
                                  $   3,721                    $     4,740
                                  =   =====                    =     =====


Reserves for excess and obsolete inventory totaled $3,138,000 and $3,497,000 as of September 30, 2002 and December 31, 2001, respectively and have been included as a component of the above amounts.


NOTE  F  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, in 2001 Dialoc ID received an annual management fee for product marketing and product engineering management from Sentry in the amount of $100,000. Also, Peter Murdoch, a shareholder of Dialoc ID, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dialoc ID were $3,000 and $50,000 in the quarters ended September 30, 2002 and 2001 and $13,000 and $136,000 in the nine month periods ending September 30, 2002 and 2001, respectively. Services and sales to Dialoc ID were $24,000 and $3,000 in the quarters ended September 30, 2002 and 2001 and $37,000 and $39,000 in the nine month periods ended September 30, 2002 and 2001, respectively. The net amount payable to Dialoc ID as of September 30, 2002 is $83,000.

In addition, on March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will not have any personal liability for the principal of the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime (currently 4.75%) less .75%. The note and accrued interest has been reflected as a reduction of shareholders' equity on the consolidated balance sheet.

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


NOTE  H  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) for the periods ended September 30, 2002 and 2001 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator of the earnings per share calculations in either of the periods presented. Options and warrants have been excluded from the net loss per share calculation for the third quarter and nine month period ended September 30, 2002 and for the third quarter ended September 30, 2001 because their effect would be antidilutive. For the nine month period ended September 30, 2001, 1,171,000 options and warrants were included in the diluted earnings per share calculation.

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


Results  of  Operations:
------------------------
Consolidated revenues were 21% and 13% lower in the quarter and nine months ended September 30, 2002 than in the quarter and nine months ended September 30, 2001. Our overall domestic revenues continued to be impacted by the post September 11 soft economic environment, resulting in a slowdown or delay in new retail store openings of some of our customers. The backlog of orders at September 30, 2002 was approximately $5.4 million as compared to approximately $5.3 million at September 30, 2001. Total revenues for the periods presented are broken out as follows:


                                    Q-3       Q-3       %         9 Mos.   9 Mos.     %
                                    2002      2001    Change       2002     2001    Change
                                  -------   -------  -------     -------  -------  -------
                                    (in thousands)                (in thousands)
EAS. . . . . . . . . . . . . . .  $   676    $ 1,360    (50)    $  1,992  $ 4,327     (54)
CCTV . . . . . . . . . . . . . .      621      1,120    (45)       3,251    3,584      (9)
SentryVision . . . . . . . . . .    1,037        523     98        2,173    1,283      69
3M library products. . . . . . .       24        212    (89)         215      505     (57)
                                  -------    -------  ------    --------  -------  -------
Total sales. . . . . . . . . . .    2,358      3,215    (27)       7,631    9,699     (21)
Service, installation and other.    1,067      1,114     (4)       3,717    3,305      12
                                  -------    -------  ------    --------  -------  -------
Total revenues . . . . . . . . .  $ 3,425    $ 4,329    (21)    $ 11,348  $13,004     (13)
                                  =======    =======  ======    ========  =======  =======


Direct sales of EAS products were lower in both the third quarter and first nine months of 2002 as compared to the same periods in the prior year primarily as a result of lower sales to two of our largest EAS customers, which have opened fewer new stores in 2002, and lower sales to our Mexican distributor. The decrease in CCTV revenues and increase in SentryVision revenues is primarily a result of a decision by our largest customer to resume purchasing our traveling camera products in 16 existing store locations in the third quarter of 2002. We continue to see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. Sales of 3M library products declined due to delays in customer's installations. Service revenues increased as a result of the higher base of systems no longer under warranty but were offset by lower installation revenues resulting from lower EAS and CCTV sales.

Cost of sales were 80% and 73% of total sales in the three and nine month periods ended September 30, 2002 compared to 69% and 69% in the same periods of the prior year. The increase costs as a percentage of sales in the 2002 periods was primarily due to higher scrap and rework costs, the under absorption of factory overhead resulting from lower production levels than in the previous year, higher provisions for slow moving inventories.

Customer service expenses were 17% and 1% lower in the third quarter and first nine months of 2002 than in the third quarter and first nine months of 2001 primarily due to lower installation costs resulting from lower revenue levels.

Selling, general and administrative expenses were 2% and 4% lower in the three and nine month periods ended September 30, 2002 when compared to the same period of the previous year primarily as a result of lower warranty costs and reductions in office space.

Research and development costs were slightly higher in the third quarter of 2002 when compared to the third quarter of 2001 due to the development of SmartTrack Remote. In the first nine months of 2002, costs were 15% less than the first nine months of 2001 due to lower engineering prototype costs associated with SmartTrack system development in 2001.

Net interest expense decreased due to lower average borrowings and lower interest rates under our revolving credit agreement for the third quarter and first nine months of 2002.

Due to net operating losses, we have not provided for income taxes in any of the periods presented.

As a result of the foregoing, Sentry had a net loss of $1.0 and $2.5 million in the quarter and first nine months ended September 30, 2002 as compared to a net loss of $0.7 and $2.3 million in the quarter and nine month periods ended September 30, 2001.

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

Liquidity  and  Capital  Resources  as  of  September  30,  2002
----------------------------------------------------------------

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To further address the continuing losses, our business plan for 2002 includes the following:

-     Entering  into  a  new  three-year  financing  agreement.
- Addition of new products, including high-end EAS systems and disposable tags and labels, proximity access control and RFID, through our distribution agreement with Dialoc ID.
- Increased promotion of SmartTrack, our new entry in the SentryVision family of products.
- Partnering with Trakonic to create Smart Track Mobile, our wireless handheld video viewing solution and Smart Track Remote, our web-based video product.
- Strengthening our international dealer network with new and more financially stronger business partners.
- Joint participation with Dialoc ID in trade show activity and a refocus on expanding business with existing customers.
- Continuation and expansion of our Service Partner program to augment service provided by our employees.
-     Further  subletting  of  office  space  in  our  corporate  offices.
- Additions to direct sales staff and emphasis on growing international dealer base.
-     Various  additional  cost  cutting  and  cost  saving  initiatives.

On March 22, 2002, we entered into a new three-year revolving line of credit and term loan with the CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.75% at September 30, 2002), plus 2% per annum. We are required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of our assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, we entered into a $100,000 term loan with CIT. The principal shall be repaid to CIT in twelve equal monthly installments of $8,333 beginning May 31, 2002. Interest on the term note is at prime plus 2.25%. As of September 30, 2002, we had borrowings of approximately $2.2 million, the maximum amount available under the facility. Approximately $0.5 million of the cash on the balance sheet at September 30, 2002 was paid to CIT to reduce the loan balance within a few days of quarter end.

We will require positive cash flow from operations to meet our working capital needs over the next twelve months. We anticipated receiving significant additional purchase orders from specific customers during the first nine months of 2002. While we continue to believe that these purchase orders will eventually be received, the delays we have experienced have caused us to: (i) operate in a cash flow deficit for the first ten months of the year; (ii) borrow the maximum amounts available under our credit facility; and (iii) pursue potential sources of debt or equity financing.

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 10, 2002, we entered into a purchase order financing facility with EPK Financial Corporation ("EPK"). Purchase order financing is short term funding used to finance the purchase or manufacture of specific goods that we have pre-sold to credit worthy end customers. Funding entails EPK providing funds directly to vendors to allow us to secure the inventory we need to fulfill customers orders. Sentry's costs for each financing transaction will be equal to 3.5% of Sentry's selling price, plus 1.85% on the maximum outstanding funded amount each ten calendar days or portion thereof, until EPK is paid in full, plus expenses. In connection with this facility, an Intercreditor Agreement was entered into between EPK, CIT and Sentry. Under this agreement, CIT subordinated its rights and interests in the collateral related to each transaction to EPK. Currently, under the terms of the Intercreditors Agreement, the maximum amount subordinated to EPK at any time is limited to $350,000. Sentry will use the funds provided by EPK to fund vendor purchases to complete orders currently in backlog. The first transaction for approximately $300,000 was funded on October 16, 2002.

Through the first nine months of 2002, we were not successful in achieving positive cash flow from operations and as a result, our payables to vendors are substantially in excess of terms. Therefore, in October 2002, we retained the New York investment banking firm of Balfour Capital Advisors, LLC to assist the Company in conducting an organized search and evaluation regarding a possible corporate transaction to gain access to greater resources and to exploit the Company's products and technological advances. Balfour will take the lead in attempting to raise up to $5 million in financing to assist the Company in bringing existing vendor payables current and to achieve its longer-term goals. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.

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


PART  II  -  OTHER  INFORMATION


Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     List  of  Exhibits:
        10.30 Master Agreement between Sentry Technology Corporation and EPK Financial Corporation, dated October 10, 2002.
        10.31     Master  Agreement  between  Knogo North America Inc. and EPK
                  Financial Corporation,  dated  October  10,  2002.
        10.32     Intercreditor Agreement between Knogo North  America Inc.,
                  EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated October 16, 2002.
        99.1      Certification  by  Chief  Executive  Officer
        99.2      Certification  by  Chief  Financial  Officer

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SENTRY  TECHNOLOGY  CORPORATION
                               -------------------------------


Date:  November  14,  2002     By:     /s/  PETER  J.  MUNDY
       -------------------             ---------------------
                                       Peter  J.  Mundy,
                                       Vice  President
                                       Finance  and Chief  Financial  Officer
                                      (Principal  Financial  and  Accounting
                                                Officer)

Exhibit Index
-------------

10.30 Master Agreement between Sentry Technology Corporation and EPK Financial Corporation, dated October 10, 2002.

10.31 Master Agreement between Knogo North America Inc. and EPK Financial Corporation, dated October 10, 2002.

10.32 Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated October 16, 2002.

99.1      Certification  by  Chief  Executive  Officer

99.2      Certification  by  Chief  Financial  Officer

                                                                EXHIBIT 10.30



                              MASTER  AGREEMENT

     This Master Agreement dated as of October 10, 2002 is by and between Sentry Technology Corporation, a Delaware corporation (the "Manager"), and EPK Financial Corporation, a Texas corporation ("EPK").

     PRELIMINARY  MATTERS

          A. The Manager may, from time to time, identify trading opportunities involving the purchase and resale of goods.

          B. The Parties wish to set forth their agreement regarding the terms upon which EPK may agree to purchase and resell such goods and the provision of management services by, and compensation of, the Manager in connection therewith.

     AGREEMENT

     In consideration of the premises, and of the representations, warranties, covenants, agreements, and conditions contained herein, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Manager and EPK hereby agree as follows:

     ARTICLE  I
     INTERPRETATION

     1.1     Certain Definitions. As used in this Agreement, the following terms
             -------------------
have  the  meanings  specified:

          "Affiliate" when used with respect to a Person, means any other Person
           ---------
whom directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, such Person. The term "control" (including the correlative term "controlled") means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting stock, by contract or otherwise.

          "Agreement"  has  the  meaning  specified  in  Section  1.4.
           ---------

          "Business  Day"  means  any day which is not a Saturday, a Sunday or a
           -------------
day on which national banks in the State of Texas are authorized or required by law to be closed.

          "Confirmation"  means  a confirmation in the form of Exhibit A or such
           ------------
other  form  of  written  instrument  as  to  which  the  Parties  may  agree.

          "Credit Enhancement," with respect to a Transaction and if applicable,
           ------------------
means the letter of credit, guaranty, bond or other form of credit support with respect to the obligations of the Purchaser under such Transaction, provided by the Credit Enhancer for such Transaction.

          "Credit Enhancer," with respect to a Transaction, means the Person, if
           ---------------
any,  identified  as  such in the Confirmation with respect to such Transaction.

          "EPK"  has  the  meaning  specified in the preamble to this Agreement.
           ---

          "EPK Minimum Proceeds," with respect to a Transaction, has the meaning
           --------------------
specified  in  the  Confirmation  for  such  Transaction.

          "EPK  Purchase  Price,"  with  respect  to  a  Transaction,  means the
           --------------------
aggregate purchase price payable and/or paid to the Vendor for the Goods under such Transaction as set forth in the Vendor Pro Forma Invoice for such Transaction and the Confirmation with respect to such Transaction.

          "Event  of  Default"  has  the  meaning  specified  in  Section  4.1.
           ------------------

          "FCPA" means the U.S. Foreign Corrupt Practices Act, 15 U.S.C. 78a, et
           ----
seq.,  as  amended,  supplemented  and  replaced  from  time  to  time.

          "Governmental  Authority"  means  any  government  or  any  political
           -----------------------
subdivision or agency, department or instrumentality thereof, including, without limitation any court or administrative body.

          "Goods,"  with respect to a Transaction, means the goods identified as
           -----
such  in  the  Confirmation  with  respect  to  such  Transaction.

          "Guarantor"  means  Knogo  North  America,  Inc  and  Video  Sentry
           ---------
Corporation, a division of Knogo North America, Inc. The Guarantor constitutes a Credit Enhancer with respect to all Transactions hereunder.

          "Guaranty"  means the guaranty of the Guarantor, in form acceptable to
           --------
EPK, delivered pursuant to Section 5.14. The Guaranty shall constitute Credit Enhancement with respect to all Transactions hereunder.

          "Manager's Compensation," with respect to a Transaction and subject to
           ----------------------
Section 2.5, the compensation of the Manager for performing his obligations in respect of such Transaction under the Agreement, as specified in the Confirmation with respect to such Transaction.

          "Party"  means  EPK  or  the  Manager.
           -----

          "Person" means collectively, any individual, partnership, corporation,
           ------
limited liability company, business trust, joint stock company, trust, unincorporated organization, joint venture, firm or other entity, or Governmental Authority.

          "Purchase  Order,"  with respect to a Transaction, means the agreement
           ---------------
referring to purchase orders from the Purchaser for the Goods with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Purchaser,"  with  respect  to  a  Transaction,  means  the  Person
           ---------
identified as such in the Confirmation with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Purchaser  Purchase  Price," with respect to a Transaction, means the
           --------------------------
aggregate purchase price payable by the Purchaser for the Goods under such transaction as set forth in the Purchase Order for such Transaction and the Confirmation with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Solvent,"  as to any Person, such Person (a) owns property whose fair
           -------
salable value is greater than the amount required to pay all of such Person's indebtedness (including contingent debts), (b) is able to pay all of the indebtedness as such indebtedness matures and (c) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

          "Taxes"  means  all taxes, tariffs, duties, stamp taxes or fees of any
           -----
description due any Governmental Authority arising out of or in connection with any Transaction, excepting only United States federal income taxation of EPK and any State of Texas tax based on the net income of EPK.

          "Transaction"  means a particular transaction governed by the terms of
           -----------
this Agreement, including the terms set forth in the Confirmation with respect to such transaction.

          "Vendor,"  with  respect to a Transaction, means the Person identified
           ------
as such in the Confirmation with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Vendor  Pro  Forma  Invoice" with respect to a Transaction, means the
           ---------------------------
contract from the Vendor for the Goods with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

     1.2     Other  Definitional  Provisions.
             -------------------------------

          a. Unless otherwise specified therein, all terms defined in this Agreement have the above-defined meanings when used in any Confirmation, certificate, amendment, report or other document made or delivered pursuant hereto.

          b. Each term defined in the singular form in Section 1.1 shall mean the plural thereof when the plural form of such term is used in this Agreement or any Confirmation, certificate, amendment, report or other document made or delivered pursuant hereto, and each term defined in the plural form in
Section 1.1 shall mean the singular thereof when the singular form of such term is used herein or therein.

          c. The words "hereof," "herein," "hereunder" and similar terms when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and section, schedule and exhibit references herein are references to sections, schedules and exhibits to this Agreement unless otherwise specified.

          d. The word "including" when used herein shall mean "including without limitation. "

          e. Unless otherwise specified herein, all times set forth herein are Dallas, Texas time.

     1.3     Inconsistency.  In  the  event  of  any  inconsistency  between the
             -------------
provisions of any Confirmation and this Agreement, such Confirmation will prevail for the purpose of (but only for the purpose of) the relevant Transaction.

     1.4     Single  Agreement. All Transactions are entered into in reliance on
             -----------------
the fact that this Master Agreement and all Confirmations form a single agreement between the Parties (collectively referred to as this "Agreement"), and the parties would not otherwise enter into any Transactions.


     ARTICLE  II
     TRANSACTIONS

     2.1     Offer.  The Manager may, from time to time propose a Transaction by
             -----
submitting to EPK a proposed Confirmation setting forth for such Transaction the Goods, the EPK Minimum Proceeds, the Manager's Compensation, the EPK Purchase
Price, the Vendor, the Purchaser Purchase Price, the Purchaser, information sufficient to enable to EPK to determine the relative credit worthiness of the Purchaser, the Purchaser's terms and method of payment in the transaction, and, if applicable, the Credit Enhancer, and attaching copies of the Vendor Pro Forma Invoice, the Purchase Order and, if applicable, the Credit Enhancement (other than the Guaranty) with respect to the proposed Transaction, and any other items which EPK may request from time to time to properly review the Transaction.

     2.2     Acceptance.  EPK  shall  have  no  obligation  to  enter  into  any
             ----------
proposed Transaction. In the event that EPK and the Manager agree upon a proposed Transaction, such agreement shall be evidenced by the execution and delivery (which may be by telecopy) of a Confirmation setting forth the terms of such Transaction. The Confirmation with respect to a Transaction shall become effective upon all of the following having occurred (i) execution and delivery thereof by both of the Parties; (ii) assignment (or other means of transfer) to EPK acceptable to EPK of any Credit Enhancement with respect to the Transaction;
(iii) if requested by EPK, deliver to EPK a letter from each and every creditor of Manager that now or hereafter holds a security interest in or lien on any and all of Manager's Inventory and Accounts and all personal property whereunder each of them shall have consented to the Transactions contemplated by this Agreement and shall have acknowledged EPK's sole and exclusive ownership in the Goods and all proceeds thereof; and (iv) if requested by EPK, the establishment of a lock box account over which EPK shall have sole access, dominion and control at a state or national bank acceptable to EPK (the "Lock Box") at the sole cost and expense of Manager.

     2.3     Services  of  the  Manager.  Unless  otherwise  specified  in  the
             --------------------------
Confirmation relevant to a Transaction, the Manager and/or it agents and representatives shall: (a) cause the Goods to be shipped to the Purchaser in accordance with the Purchase Order relevant to such Transaction and bear all costs, including any shipping costs and messenger expenses and legal costs, incidental to such Transaction; (b) indemnify and hold EPK and its assigns harmless from and against any loss caused by the failure of (i) the Vendor or any shipper to timely deliver Goods which conform to the requirements of the Vendor Invoice, the Purchase Order and applicable law, or (ii) the Manager to truthfully represent the Purchaser's credit information or the terms and method of payments in the transaction as contemplated in Section 3.1; (c) indemnify and hold EPK and its assigns harmless from and against any claim of or liability to any Person arising out of the Transaction, including without limitation any claim of or liability to the Purchaser or any other Person in respect of the Goods; (d) pay, and indemnify and hold EPK and its assigns harmless from and against, any Taxes due in connection with such Transaction; (e) be responsible for performing all administrative and ministerial tasks relating to the collection of such invoices to the Purchaser; provided, however, that the foregoing shall in no way limit EPK's right at any time and from time to time to collect amounts owing under such invoices directly; and provided, further, that the foregoing shall not constitute a guaranty by Manager of the payment or collection of such invoices; (f) to pay for and do all things necessary to maintain all warranty, service and/or other post delivery obligations with Purchaser; and (f) not perform any action which could result in reduced or non-payment by Purchaser.

     2.4     Maximum  EPK  Purchase  Price.  Unless  otherwise  specified in the
             -----------------------------
Confirmation relevant to a Transaction, the maximum EPK Purchase Price shall be $300,000.00.

     2.5     Compensation  of  the  Manager.  The compensation of the Manager in
             ------------------------------
respect of its services in connection with a particular Transaction shall be the Manager's Compensation set forth in the Confirmation with respect to such Transaction; provided, that unless otherwise specified in the Confirmation with respect to such Transaction, the compensation of the Manager in respect of a particular Transaction shall be payable solely from the proceeds received by EPK from the Purchaser and, if applicable, the Credit Enhancer with respect to such Transaction and only to the extent that such proceeds exceed the EPK Minimum Proceeds for such Transaction. Prior to the payment of Manager's Compensation, EPK has the right, in its sole discretion, to require the Manager to execute a general release duly notarized in form acceptable to EPK. In the event EPK receives communication of any kind as to any conflicting claims or legal proceedings made by any Party in connection with a particular Transaction including, but not limited to, the Manager, Vendor and/or Purchaser, EPK maintains the right, and is authorized by the Manager, and at Manager's sole risk to (1) retain an amount acceptable to EPK in trust to reserve against such claims and legal proceedings, (2) file suit in interpleader or for declaratory relief and deposit such funds into court and/or (3) deposit same with an attorney acceptable to EPK in trust for EPK, Manager and/or such claimants.

     2.6     Further Assurances.  The Manager hereby agrees that at any time and
             ------------------
from time to time after the execution of this Agreement, Manager shall, upon request of EPK, execute and deliver such further acts and things as EPK may request in order to fully effect the purposes of this Agreement and to protect EPK's interests in the Goods and/or Credit Enhancements, including, but not limited to, furnishing any and all documents necessary to enable EPK or its insurer to defend itself in any litigation arising in connection herewith. Manager shall give EPK written notice of any action known by Manager to have been taken by a third party which may jeopardize EPK's rights in the Goods and/or Credit Enhancement promptly after Manager becomes aware of the same. Manager hereby agrees to reimburse EPK for all out-of-pocket costs and expenses (including but not limited to reasonable attorneys fees) incurred by EPK in connection with (i) any litigation, contest, dispute, suit, proceeding or action (whether instituted by EPK, the Vendor, the Purchaser, Manager or any other person) in any way relating to the Goods, the transactions or this Agreement,
(ii) any attempt to enforce any of EPK's rights in the Goods or Credit Enhancements in the transactions or under this Agreement against Manager, the Vendor, the Purchaser or any other person, and/or (iii) any attempt to verify, protect, sell, liquidate or otherwise dispose of the Goods and/or Credit Enhancements.

     2.7     Title.  All  Goods  shall  at  all times be and remain the sole and
             -----
exclusive property of EPK and titled in the name of EPK or such tradestyle as may be acceptable to EPK.

     2.8     Insurance  on  Goods.  Manager  shall obtain insurance on behalf of
             --------------------
EPK which insures the Goods against all risks or physical loss or damage with warehouse to warehouse coverage. All such policies of insurance shall name EPK as the additional insured party and as first loss-payee thereunder. EPK shall have the right to file all insurance claims in EPK's or Manager's name, as well as the right to acquire insurance, at the sole cost of Manager, if Manager's insurance is terminated or deemed insufficient by EPK.

     2.9.     Collection  of  Purchaser  Purchase  Price.  Subject to the Credit
              ------------------------------------------
Enhancement identified as such in the Confirmation, all invoices shall instruct the Purchaser to remit their payments directly to the Lock Box. Without limiting the foregoing, in the event that Manager shall receive any remittances from any Purchaser from time-to-time on account of Transactions, such remittances shall be and remain EPK's property and Manager shall hold such remittances as trustee of an express trust for EPK's benefit and immediately deliver over to EPK for deposit or cause to be deposited the same in the Lock Box or to EPK or to such other account designated by EPK. Manager acknowledges that such remittances are the sole and exclusive property of EPK. All payments of the Purchaser's Purchase Price which are made through presentment of a letter of credit shall instruct the collecting or paying bank of said letter of credit to make payment by wire transfer of immediately available funds to the Lock Box, to EPK or to such other account designated by EPK. All funds deposited in said special account are the sole and exclusive property of EPK. EPK and its directors, officers and agents shall have the right to sign and endorse on behalf of Manager all checks, drafts and other forms of payment received by EPK in connection with the payment of any account. Manager appoints EPK or any other person EPK may from time to time designate, as Manager's attorney-in-fact with power to:

(a) endorse Manager's name on any checks, drafts or other forms of payment or security that may come into possession;

(b) sign Manager's name on notices of assignment, verifications of accounts, verifications of Purchase Orders and notices to current and/or potential future Purchasers;

(c) receive, open and dispose of all mail addressed to Manager and received by EPK;

(d) send notices of assignment, requests for verification of Purchase Orders or requests for verification of accounts to current and/or potential future Purchasers;

(e) to sign Manager's name and file any federal and state Financing Statement(s) / recordations / registrations / continuation statements / assignments / subordinations / terminations, etc. and/or amendments (UCC-1, UCC-2, UCC-3, etc.);

(f) to use the name of Manager and, in EPK's sole discretion, to litigate, file in court and/or serve documents in respect to, and, for an amount less than face value or cost; etc. in prosecuting and/or defending any action/claim brought by/against/involving Manager / EPK / Purchaser and/or any third parties;

(g) to settle, compromise, surrender Goods and/or security or modify any such Purchase Order and otherwise deal with Purchaser, those with whom Manager and/or Purchaser has contracted, for the account and risk of Manager, notwithstanding any effect on any Purchase Order; and

(h)     do  all  things  necessary  to  carry  out  the terms of this Agreement.

     2.10     Access  to  Information  and  Control  Over  Goods.  Manager shall
              --------------------------------------------------
provide EPK with any and all information which EPK may reasonably request concerning the Goods, the Purchaser, the Vendors, Manager, and/or any other parties involved with the Goods, including, but not limited to, the inspection of the books and records of Manager by EPK and its representatives. Manager shall provide EPK with immediate access to any and all Goods in Manager's possession, actual or constructive, upon request by EPK. In the event that EPK determines in good faith that it is necessary for EPK to assert or enforce its rights as owner of the Goods in order to adequately protect its interests, EPK shall be permitted to take, and Manager shall assist EPK in taking any and all action as EPK deems necessary, including, but not limited to, (i) notifying freight forwarders, the Purchasers, the Vendors and other third parties of EPK's interest in the Goods, and (ii) taking immediate and complete physical control over the Goods and the proceeds and products thereof.

     2.11.     NO  WARRANTIES  ON GOODS.  ALL GOODS COVERED BY THE AGREEMENT ARE
               ------------------------
RESOLD BY EPK "AS IS" AND "WITH ALL FAULTS," AND MANAGER ACKNOWLEDGES THAT NO WARRANTIES OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE ARE TO BE IMPLIED IN THE AGREEMENT. EPK GIVES NO WARRANTY, EXPRESS OR IMPLIED, AS TO THE DESCRIPTION, QUALITY, MERCHANTABILITY, FITNESS FOR ANY PARTICULAR PURPOSE, PRODUCTIVENESS, OR ANY OTHER MATTER OF ANY OF THE GOODS. EPK SHALL BE IN NO WAY RESPONSIBLE FOR THE PROPER USE OR SERVICE OF THE GOODS.


     ARTICLE  III
     REPRESENTATIONS  AND  WARRANTIES

     3.1     The  Manager.  The  Manager hereby represents and warrants, and the
             ------------
delivery by the Manager of each Confirmation shall constitute the further representation and warranty of the Manager, that:

          (a) The Manager is a corporation duly organized and validly existing and in good standing under the laws of Delaware.

          (b) the Manager has all requisite authority to enter into this Agreement and to perform all the obligations required to be performed by it hereunder;

          (c) neither the execution and delivery by the Manager of this Agreement, nor the consummation of any of the Transactions herein contemplated, nor compliance with the terms and provisions hereof, will (i) materially contravene or conflict with the articles of incorporation or bylaws of the Manager, any requirement of law to which the Manager is subject, or any indenture, mortgage, deed of trust, or other agreement or instrument to which the Manager is a party or by which the Manager may be bound, or to which the property of the Manager may be subject, or (ii) result in the creation or imposition of any lien on the property of the Manager by any party other than EPK;

          (d) this Agreement is the legal, valid and binding obligation of the Manager, enforceable against the Manager in accordance with its terms;

          (e) there is no material fact relevant to the transactions contemplated by this Agreement (and in the case of each Confirmation, there is no material fact relevant to the Transaction set forth in such Confirmation) known to the Manager that the Manager has not disclosed to EPK;

          (f) the Manager is not (and in the case of each Confirmation, to the knowledge of the Manager after due inquiry, neither the Purchaser nor the Vendor thereunder is) in default under any loan agreement, mortgage, security agreement or other material agreement or obligation to which it is a party or by which any of its property is bound;

          (g) there are no material actions, suits or legal, equitable, arbitration or administrative proceedings pending, or to the knowledge of the Manager threatened, against the Manager (and in the case of each Confirmation, to the knowledge of the Manager after due inquiry, there are no material actions, suits or legal, equitable, arbitration or administrative proceedings pending, or threatened, against the Purchaser or the Vendor thereunder);

          (h) all tax returns required to be filed by the Manager in any jurisdiction have been filed and all taxes, assessments, fees and other governmental charges upon the Manager or upon any of its properties, income or franchises have been paid prior to the time that such taxes could give rise to a lien thereon;

          (i) neither the execution and delivery of this Agreement nor the consummation of any of the transactions contemplated hereby requires the consent or approval of, the giving of notice to, or the registration, recording or filing by the Manager or any other Person of any document with, or the taking of any other action in respect of, any Governmental Authority which has jurisdiction over the Manager (or, in the case of each Confirmation, the Purchaser or the Vendor thereunder) or any of its property;

          (j) the Manager has delivered to EPK a list of creditors of the Manager; Annual Reports pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 for the fiscal years ending December 31, 2000 and December 31, 2001; Quarterly Report pursuant to Section 13 or 15d of the Securities Exchange Act of 1934; and Corporate Tax Returns for the period ending 12/31/00 and 12/31/01. Such lists, Annual and Quarterly Reports, and Corporate Tax Returns are accurate in all material respects;

          (k) the Manager (and, in the case of each Confirmation, to the best knowledge of the Manager, the Purchaser and the Vendor thereunder) is Solvent;

          (l) none of the Purchaser, the Vendor or the Credit Enhancer with respect to any Transaction is an Affiliate of the Manager;

          (m) all information furnished by the Manager in each Confirmation is true, correct, and complete;

          (n) the Manager has paid and will continue to pay and maintain in current standing all taxes, insurances, licenses, etc. required for conduct of its business or profession; and

          (o) the Manager will not merge, consolidate or otherwise alter or modify its corporate name, structure, or existence, re-incorporate or re-organize, or enter into or engage in any operation or activity materially different from that presently being conducted by the Manger.

All representations and warranties by the Manager herein shall survive until all obligations of the Manager under this Agreement have been irrevocably paid in full, and any investigation at any time made by or on behalf of EPK shall not diminish the right of EPK to rely thereon.


     ARTICLE  IV
     DEFAULT;  REMEDIES

     4.1     Event  of  Default.  An  Event of Default shall exist if any one or
             ------------------
more of the following occurs and remains uncured after five (5) Business Days written notice thereof:

          (a) The Manager fails to make any payment due hereunder on the date that such payment is due;

          (b) the Manager fails to observe or perform any other term, covenant or agreement set forth in this Agreement on its part to be performed or observed and such failure continues unremedied for five (5) Business Days past the date when such observance or performance is due;

          (c) any material statement, warranty or representation by or on behalf of the Manager contained in this Agreement, (including any Confirmation or other writing furnished in connection with this Agreement) proves to have been incorrect or misleading in any material respect when made or deemed made;

          (d) any provision of this Agreement shall for any reason cease to be in full force and effect, or be declared null and void or unenforceable in whole or in part, or the validity or enforceability of any such document shall be challenged or denied; or

          (e) (i) the commencement by the Manager or any Credit Enhancer as debtor of any case or proceeding under any bankruptcy, insolvency, reorganization, liquidation, dissolution or similar law, or the seeking by the Manager or any Credit Enhancer of the appointment of a receiver, trustee, custodian or similar official for such Person or any substantial part of its property, (ii) the commencement of any such case or proceeding against the Manager, (iii) the making by the Manager or any Credit Enhancer of a general assignment for the benefit of its creditors, or (iv) the admission in writing by the Manager or any Credit Enhancer that it is unable to pay its debts as they become due.

     4.2     Remedies.  Upon  the  occurrence  of  an  Event  of  Default,  all
             --------
obligations of EPK hereunder shall be suspended and EPK may exercise all rights and remedies granted in this Agreement, in any Credit Enhancement and/or under applicable law, and may offset all Manager's compensation then due against any sums due EPK.


     ARTICLE  V
     MISCELLANEOUS

     5.1     Term.  This  Agreement  may  be  terminated by EPK immediately upon
             ----
written notice to the Manager or by the Manager upon 30 days after Manager delivers written notice to EPK and shall terminate without notice by either Party on October 3, 2005; provided, that notwithstanding the termination of this Agreement, this Agreement shall continue in full force and effect with respect to any Transactions with respect to which Manager has not fully performed its obligations hereunder until such time as such performance is completed.

     5.2     Entire  Agreement.  Amendments. etc. This Agreement constitutes the
             -----------------
entire agreement and understanding of the Manager with respect to its subject matter and supersedes all oral communications and prior writings with respect thereto. No amendment or waiver of any provision of this Agreement nor any consent to any departure by either Party herefrom shall in any event be effective unless the same shall be in writing and signed by the Party against whom enforcement of such amendment, waiver or consent is sought, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     5.3     No Waiver, Remedies. No failure on the part of EPK to exercise, and
             -------------------
no delay on the part of EPK in exercising, any right hereunder shall operate as a waiver of such right; nor shall any single or partial exercise of any right by EPK preclude any further or subsequent exercise of the same or any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     5.4     Notices.  etc. Any notice or other communication in respect of this
             -------------
Agreement may be given in any form set forth below to the address or number or in accordance with the electronic messaging system details provided on Schedule I and will be deemed effective as indicated:

          (i) If in writing and delivered in person or by courier, on the date it is delivered;

          (ii) if sent by facsimile transmission, on the date that transmission is received by a responsible employee of the recipient in legible form (it being agreed that the burden of proving receipt will be on the sender and will not be met by a transmission report generated by the sender's facsimile machine); or

          (iii)     if  sent  by  certified or registered mail or the equivalent
(return  receipt  requested)  on  the  date  it  is  delivered.

Either Party may by written notice to the other change the address or facsimile number or electronic messaging system details at which notices are to be given to it.

     5.5     Captions.  The  captions  in  this Agreement are for convenience of
             --------
reference only and are not to be given any substantive meaning or significance whatever in construing the terms and provisions of this Agreement.

     5.6     Transfer.  Neither this Agreement nor any interest or obligation in
             --------
or under this Agreement may be transferred (whether by way of security or otherwise) by the Manager without the prior written consent of EPK. EPK may, with written notice to the Manager, assign or transfer all or any part of its interests and obligations herein to any other Person, and such other Person shall thereupon become vested with all rights and obligations in respect thereof granted to and assumed by EPK herein or otherwise.

     5.7     GOVERNING  LAW.  THIS  AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED
             --------------
AND  INTERPRETED  IN  ACCORDANCE  WITH  THE  LAWS  OF  TEXAS.

     5.8     GOVERNING  LAW;  CONSENT  TO  FORUM.  THIS  AGREEMENT  HAS  BEEN
             --------------   ------------------
NEGOTIATED, EXECUTED AND DELIVERED AT AND SHALL BE DEEMED TO HAVE BEEN MADE IN DALLAS COUNTY, TEXAS. AS PART OF THE CONSIDERATION FOR NEW VALUE RECEIVED, AND REGARDLESS OF ANY PRESENT OR FUTURE DOMICILE OR OTHER PRINCIPAL PLACE OF BUSINESS OF MANAGER OR EPK, MANAGER HEREBY CONSENTS AND AGREES THAT THE DISTRICT COURT OF DALLAS COUNTY, TEXAS, OR, AT EPK'S OPTION, THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, SHALL HAVE EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN MANAGER AND EPK PERTAINING TO THIS AGREEMENT OR TO ANY OTHER MATTER ARISING OUT OF OR RELATED TO THIS AGREEMENT. MANAGER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR SUIT COMMENCED IN ANY SUCH COURT, AND MANAGER HEREBY WAIVES ANY OBJECTION WHICH MANAGER MAY HAVE BASED UPON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR FORUM NON CONVENIENS AND HEREBY CONSENTS TO THE
                                 ----- --- ----------
GRANTING OF SUCH LEGAL OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY SUCH COURT. MANAGER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS, COMPLAINT AND OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND AGREES THAT SERVICE OF SUCH SUMMONS, COMPLAINT AND OTHER PROCESS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO MANAGER AT THE ADDRESS LAST KNOWN TO EPK AND THAT SERVICE SO MADE SHALL BE DEEMED COMPLETED UPON THE EARLIER OF MANAGER'S ACTUAL RECEIPT THEREOF OR 3 DAYS AFTER DEPOSIT IN THE U.S. MAILS, PROPER POSTAGE PREPAID. NOTHING IN THIS AGREEMENT SHALL BE DEEMED OR OPERATE TO AFFECT THE RIGHT OF EPK TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW, OR TO PRECLUDE THE ENFORCEMENT BY MANAGER OF ANY JUDGMENT OR ORDER OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER APPROPRIATE FORUM OR JURISDICTION.

     5.9     JURY  TRIAL;  DAMAGES.  THE  MANAGER  HEREBY  (A)  IRREVOCABLY  AND
             ---------------------
UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT AND FOR ANY COUNTERCLAIM THEREIN; (B) IRREVOCABLY WAIVES, TO THE EXTENT NOT PROHIBITED BY
LAW, ANY RIGHT THEY MAY HAVE TO CLAIM OR RECOVER IN ANY SUCH LITIGATION ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES, OR DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; (C) CERTIFIES THAT NO PARTY HERETO NOR ANY REPRESENTATIVE OR COUNSEL FOR ANY PARTY HERETO HAS REPRESENTED, EXPRESSLY OR OTHERWISE, OR IMPLIED THAT SUCH PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS; AND (D) ACKNOWLEDGES THAT THEY ENTERED INTO THE AGREEMENT, AND THE TRANSACTIONS CONTEMPLATED HEREBY, BASED UPON, AMONG OTHER THINGS, THE WAIVERS AND CERTIFICATIONS CONTAINED IN THIS SECTION.

     5.10     Attorneys'  Fees.  Manager  shall  pay  all  EPK's  legal fees and
              ----------------
expenses  in  connection  with  the  enforcement  of  this  Agreement.

     5.11     No  Rights Conferred Upon Third Parties. This Agreement is for the
              ---------------------------------------
benefit of the Parties hereto and nothing contained herein shall be construed to give any third party any benefits or rights hereunder.

     5.12     Counterparts. This Agreement may be executed in counterparts, each
              ------------
of which shall be an original but all of which together shall constitute one and the same instrument.

     5.13     COMPLIANCE  WITH  LAWS.  MANAGER SHALL STRICTLY OBSERVE AND COMPLY
              ----------------------
WITH  ALL  FEDERAL,  STATE  AND  LOCAL  LAWS  AND  REGULATIONS  WHICH GOVERN THE
MANUFACTURE, SALE, HANDLING AND DISPOSAL OF ANY PRODUCTS HEREIN SPECIFIED. MANAGER ALSO AGREES TO COMPLY WITH THE PROVISIONS RELATING TO THE FCCA SET FORTH IN EXHIBIT B. IF MANAGER VIOLATES ANY OF SUCH LAWS OR REGULATIONS OR IS OFFICIALLY CHARGED WITH SUCH VIOLATIONS, EPK IN ITS SOLE DISCRETION MAY TREAT THIS CONDUCT AS A BREACH OF THIS WHOLE AGREEMENT AND IN ADDITION TO ANY OTHER REMEDIES, MAY IMMEDIATELY TERMINATE THIS AGREEMENT.

     5.14     Guaranty.  The  Manager  shall  cause the Guarantor to execute and
              --------
deliver the Guaranty and take all actions reasonably requested by EPK to cause the Guarantor to perform its obligations under the Guaranty.


                     [REMAINDER OF PAGE INTENTIONALLY BLANK]

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date set forth above.

     MANAGER:

     SENTRY  TECHNOLOGY  CORPORATION


     By:  /s/  PETER  J.  MUNDY
        -----------------------

     Title:  Vice  President  &  CFO
             -----------------------

     Date:  October  10,  2002
            ------------------




     EPK:

     EPK  FINANCIAL  CORPORATION

     By:  /s/  EDWARD  P.  KING
        -----------------------
     Edward  P.  King
     Title:  President
     Date:  October  25,  2002
            ------------------

                                 SCHEDULE  I
                                     TO
                               MASTER  AGREEMENT
         EXECUTED  AND  DELIVERED  AS  OF  OCTOBER  10,  2002  BETWEEN
               SENTRY  TECHNOLOGY  CORPORATION  (the  "Manager")

                                    AND
                     EPK  FINANCIAL  CORPORATION  ("EPK")


                          ADDRESSES  FOR  NOTICES
                          -----------------------


Address  for  notices  to  the  Manager:

     Address:  350  Wireless  Blvd.  Hauppauge,  NY  11788

     Attention:  Peter  J.  Mundy

     Facsimile:  631-232-0954     Phone:  631-881-2005

With  a  courtesy  copy  of  any  material  notice  to the Company's counsel at:

     Mark  Haltzman,  Esq.
     Mark  S.  Haltzman  &  Associates
     One  Belmont  Avenue,  Suite  300
     Bala  Cynwyd,  PA  19004
     Tel  :  610-668-0865
     Fax  :  610-668-1915


Address  for  notices  to  EPK:

     Address:  2711  Cedar  Springs  Dallas,  TX  75201

     Attention:  Edward  P.  King

     Facsimile:  214/871-0082     Phone:  214/871-0055

                                                                 EXHIBIT 10.31



                                MASTER  AGREEMENT

     This Master Agreement dated as of October 10, 2002 is by and between Knogo North America Inc., a Delaware corporation and Video Sentry Corporation, a division of Knogo North America Inc. (collectively, the "Manager"), and EPK Financial Corporation, a Texas corporation ("EPK").

     PRELIMINARY  MATTERS

          A. The Manager may, from time to time, identify trading opportunities involving the purchase and resale of goods.

          B. The Parties wish to set forth their agreement regarding the terms upon which EPK may agree to purchase and resell such goods and the provision of management services by, and compensation of, the Manager in connection therewith.

     AGREEMENT

     In consideration of the premises, and of the representations, warranties, covenants, agreements, and conditions contained herein, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Manager and EPK hereby agree as follows:

     ARTICLE  I
     INTERPRETATION

     1.1     Certain Definitions. As used in this Agreement, the following terms
             -------------------
have  the  meanings  specified:

          "Affiliate" when used with respect to a Person, means any other Person
           ---------
whom directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, such Person. The term "control" (including the correlative term "controlled") means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting stock, by contract or otherwise.

          "Agreement"  has  the  meaning  specified  in  Section  1.4.
           ---------

          "Business  Day"  means  any day which is not a Saturday, a Sunday or a
           -------------
day on which national banks in the State of Texas are authorized or required by law to be closed.

          "Confirmation"  means  a confirmation in the form of Exhibit A or such
           ------------
other  form  of  written  instrument  as  to  which  the  Parties  may  agree.

          "Credit Enhancement," with respect to a Transaction and if applicable,
           ------------------
means the letter of credit, guaranty, bond or other form of credit support with respect to the obligations of the Purchaser under such Transaction, provided by the Credit Enhancer for such Transaction.

          "Credit Enhancer," with respect to a Transaction, means the Person, if
           ---------------
any,  identified  as  such in the Confirmation with respect to such Transaction.

          "EPK"  has  the  meaning  specified in the preamble to this Agreement.
           ---

          "EPK Minimum Proceeds," with respect to a Transaction, has the meaning
           --------------------
specified  in  the  Confirmation  for  such  Transaction.

          "EPK  Purchase  Price,"  with  respect  to  a  Transaction,  means the
           --------------------
aggregate purchase price payable and/or paid to the Vendor for the Goods under such Transaction as set forth in the Vendor Pro Forma Invoice for such Transaction and the Confirmation with respect to such Transaction.

          "Event  of  Default"  has  the  meaning  specified  in  Section  4.1.
           ------------------

          "FCPA" means the U.S. Foreign Corrupt Practices Act, 15 U.S.C. 78a, et
           ----
seq.,  as  amended,  supplemented  and  replaced  from  time  to  time.

          "Governmental  Authority"  means  any  government  or  any  political
           -----------------------
subdivision or agency, department or instrumentality thereof, including, without limitation any court or administrative body.

          "Goods,"  with respect to a Transaction, means the goods identified as
           -----
such  in  the  Confirmation  with  respect  to  such  Transaction.

          "Guarantor"  means  Sentry  Technology  Corporation.  The  Guarantor
           ---------
constitutes  a  Credit  Enhancer  with  respect  to  all Transactions hereunder.

          "Guaranty"  means the guaranty of the Guarantor, in form acceptable to
           --------
EPK, delivered pursuant to Section 5.14. The Guaranty shall constitute Credit Enhancement with respect to all Transactions hereunder.

          "Manager's Compensation," with respect to a Transaction and subject to
           ----------------------
Section 2.5, the compensation of the Manager for performing his obligations in respect of such Transaction under the Agreement, as specified in the Confirmation with respect to such Transaction.

          "Party"  means  EPK  or  the  Manager.
           -----

          "Person" means collectively, any individual, partnership, corporation,
           ------
limited liability company, business trust, joint stock company, trust, unincorporated organization, joint venture, firm or other entity, or Governmental Authority.

          "Purchase  Order,"  with respect to a Transaction, means the agreement
           ---------------
referring to purchase orders from the Purchaser for the Goods with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Purchaser,"  with  respect  to  a  Transaction,  means  the  Person
           ---------
identified as such in the Confirmation with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Purchaser  Purchase  Price," with respect to a Transaction, means the
           --------------------------
aggregate purchase price payable by the Purchaser for the Goods under such transaction as set forth in the Purchase Order for such Transaction and the Confirmation with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Solvent,"  as to any Person, such Person (a) owns property whose fair
           -------
salable value is greater than the amount required to pay all of such Person's indebtedness (including contingent debts), (b) is able to pay all of the indebtedness as such indebtedness matures and (c) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

          "Taxes"  means  all taxes, tariffs, duties, stamp taxes or fees of any
           -----
description due any Governmental Authority arising out of or in connection with any Transaction, excepting only United States federal income taxation of EPK and any State of Texas tax based on the net income of EPK.

          "Transaction"  means a particular transaction governed by the terms of
           -----------
this Agreement, including the terms set forth in the Confirmation with respect to such transaction.

          "Vendor,"  with  respect to a Transaction, means the Person identified
           ------
as such in the Confirmation with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

          "Vendor  Pro  Forma  Invoice" with respect to a Transaction, means the
           ---------------------------
contract from the Vendor for the Goods with respect to such Transaction, including any and all additions, substitutions, replacements, and/or changes thereto.

     1.2     Other  Definitional  Provisions.
             -------------------------------

          a. Unless otherwise specified therein, all terms defined in this Agreement have the above-defined meanings when used in any Confirmation, certificate, amendment, report or other document made or delivered pursuant hereto.

          b. Each term defined in the singular form in Section 1.1 shall mean the plural thereof when the plural form of such term is used in this Agreement or any Confirmation, certificate, amendment, report or other document made or delivered pursuant hereto, and each term defined in the plural form in
Section 1.1 shall mean the singular thereof when the singular form of such term is used herein or therein.

          c. The words "hereof," "herein," "hereunder" and similar terms when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and section, schedule and exhibit references herein are references to sections, schedules and exhibits to this Agreement unless otherwise specified.

          d. The word "including" when used herein shall mean "including without limitation."

          e. Unless otherwise specified herein, all times set forth herein are Dallas, Texas time.

     1.3     Inconsistency.  In  the  event  of  any  inconsistency  between the
             -------------
provisions of any Confirmation and this Agreement, such Confirmation will prevail for the purpose of (but only for the purpose of) the relevant Transaction.

     1.4     Single  Agreement. All Transactions are entered into in reliance on
             -----------------
the fact that this Master Agreement and all Confirmations form a single agreement between the Parties (collectively referred to as this "Agreement"), and the parties would not otherwise enter into any Transactions.


     ARTICLE  II
     TRANSACTIONS

     2.1     Offer.  The Manager may, from time to time propose a Transaction by
             -----
submitting to EPK a proposed Confirmation setting forth for such Transaction the Goods, the EPK Minimum Proceeds, the Manager's Compensation, the EPK Purchase
Price, the Vendor, the Purchaser Purchase Price, the Purchaser, information sufficient to enable to EPK to determine the relative credit worthiness of the Purchaser, the Purchaser's terms and method of payment in the transaction, and, if applicable, the Credit Enhancer, and attaching copies of the Vendor Pro Forma Invoice, the Purchase Order and, if applicable, the Credit Enhancement (other than the Guaranty) with respect to the proposed Transaction, and any other items which EPK may request from time to time to properly review the Transaction.

     2.2     Acceptance.  EPK  shall  have  no  obligation  to  enter  into  any
             ----------
proposed Transaction. In the event that EPK and the Manager agree upon a proposed Transaction, such agreement shall be evidenced by the execution and delivery (which may be by telecopy) of a Confirmation setting forth the terms of such Transaction. The Confirmation with respect to a Transaction shall become effective upon all of the following having occurred (i) execution and delivery thereof by both of the Parties; (ii) assignment (or other means of transfer) to EPK acceptable to EPK of any Credit Enhancement with respect to the Transaction;
(iii) if requested by EPK, deliver to EPK a letter from each and every creditor of Manager that now or hereafter holds a security interest in or lien on any and all of Manager's Inventory and Accounts and all personal property whereunder each of them shall have consented to the Transactions contemplated by this Agreement and shall have acknowledged EPK's sole and exclusive ownership in the Goods and all proceeds thereof; and (iv) if requested by EPK, the establishment of a lock box account over which EPK shall have sole access, dominion and control at a state or national bank acceptable to EPK (the "Lock Box") at the sole cost and expense of Manager.

     2.3     Services  of  the  Manager.  Unless  otherwise  specified  in  the
             --------------------------
Confirmation relevant to a Transaction, the Manager and/or it agents and representatives shall: (a) cause the Goods to be shipped to the Purchaser in accordance with the Purchase Order relevant to such Transaction and bear all costs, including any shipping costs and messenger expenses and legal costs, incidental to such Transaction; (b) indemnify and hold EPK and its assigns harmless from and against any loss caused by the failure of (i) the Vendor or any shipper to timely deliver Goods which conform to the requirements of the Vendor Invoice, the Purchase Order and applicable law, or (ii) the Manager to truthfully represent the Purchaser's credit information or the terms and method of payments in the transaction as contemplated in Section 3.1; (c) indemnify and hold EPK and its assigns harmless from and against any claim of or liability to any Person arising out of the Transaction, including without limitation any claim of or liability to the Purchaser or any other Person in respect of the Goods; (d) pay, and indemnify and hold EPK and its assigns harmless from and against, any Taxes due in connection with such Transaction; (e) be responsible for performing all administrative and ministerial tasks relating to the collection of such invoices to the Purchaser; provided, however, that the foregoing shall in no way limit EPK's right at any time and from time to time to collect amounts owing under such invoices directly; and provided, further, that the foregoing shall not constitute a guaranty by Manager of the payment or collection of such invoices; (f) to pay for and do all things necessary to maintain all warranty, service and/or other post delivery obligations with Purchaser; and (f) not perform any action which could result in reduced or non-payment by Purchaser.

     2.4     Maximum  EPK  Purchase  Price.  Unless  otherwise  specified in the
             -----------------------------
Confirmation relevant to a Transaction, the maximum EPK Purchase Price shall be $300,000.00.

     2.5     Compensation  of  the  Manager.  The compensation of the Manager in
             ------------------------------
respect of its services in connection with a particular Transaction shall be the Manager's Compensation set forth in the Confirmation with respect to such Transaction; provided, that unless otherwise specified in the Confirmation with respect to such Transaction, the compensation of the Manager in respect of a particular Transaction shall be payable solely from the proceeds received by EPK from the Purchaser and, if applicable, the Credit Enhancer with respect to such Transaction and only to the extent that such proceeds exceed the EPK Minimum Proceeds for such Transaction. Prior to the payment of Manager's Compensation, EPK has the right, in its sole discretion, to require the Manager to execute a general release duly notarized in form acceptable to EPK. In the event EPK receives communication of any kind as to any conflicting claims or legal proceedings made by any Party in connection with a particular Transaction including, but not limited to, the Manager, Vendor and/or Purchaser, EPK maintains the right, and is authorized by the Manager, and at Manager's sole risk to (1) retain an amount acceptable to EPK in trust to reserve against such claims and legal proceedings, (2) file suit in interpleader or for declaratory relief and deposit such funds into court and/or (3) deposit same with an attorney acceptable to EPK in trust for EPK, Manager and/or such claimants.

     2.6     Further Assurances.  The Manager hereby agrees that at any time and
             ------------------
from time to time after the execution of this Agreement, Manager shall, upon request of EPK, execute and deliver such further acts and things as EPK may request in order to fully effect the purposes of this Agreement and to protect EPK's interests in the Goods and/or Credit Enhancements, including, but not limited to, furnishing any and all documents necessary to enable EPK or its insurer to defend itself in any litigation arising in connection herewith. Manager shall give EPK written notice of any action known by Manager to have been taken by a third party which may jeopardize EPK's rights in the Goods and/or Credit Enhancement promptly after Manager becomes aware of the same. Manager hereby agrees to reimburse EPK for all out-of-pocket costs and expenses (including but not limited to reasonable attorneys fees) incurred by EPK in connection with (i) any litigation, contest, dispute, suit, proceeding or action (whether instituted by EPK, the Vendor, the Purchaser, Manager or any other person) in any way relating to the Goods, the transactions or this Agreement,
(ii) any attempt to enforce any of EPK's rights in the Goods or Credit Enhancements in the transactions or under this Agreement against Manager, the Vendor, the Purchaser or any other person, and/or (iii) any attempt to verify, protect, sell, liquidate or otherwise dispose of the Goods and/or Credit Enhancements.

     2.7     Title.  All  Goods  shall  at  all times be and remain the sole and
             -----
exclusive property of EPK and titled in the name of EPK or such tradestyle as may be acceptable to EPK.

     2.8     Insurance  on  Goods.  Manager  shall obtain insurance on behalf of
             --------------------
EPK which insures the Goods against all risks or physical loss or damage with warehouse to warehouse coverage. All such policies of insurance shall name EPK as the additional insured party and as first loss-payee thereunder. EPK shall have the right to file all insurance claims in EPK's or Manager's name, as well as the right to acquire insurance, at the sole cost of Manager, if Manager's insurance is terminated or deemed insufficient by EPK.

     2.9.     Collection  of  Purchaser  Purchase  Price.  Subject to the Credit
              ------------------------------------------
Enhancement identified as such in the Confirmation, all invoices shall instruct the Purchaser to remit their payments directly to the Lock Box. Without limiting the foregoing, in the event that Manager shall receive any remittances from any Purchaser from time-to-time on account of Transactions, such remittances shall be and remain EPK's property and Manager shall hold such remittances as trustee of an express trust for EPK's benefit and immediately deliver over to EPK for deposit or cause to be deposited the same in the Lock Box or to EPK or to such other account designated by EPK. Manager acknowledges that such remittances are the sole and exclusive property of EPK. All payments of the Purchaser's Purchase Price which are made through presentment of a letter of credit shall instruct the collecting or paying bank of said letter of credit to make payment by wire transfer of immediately available funds to the Lock Box, to EPK or to such other account designated by EPK. All funds deposited in said special account are the sole and exclusive property of EPK. EPK and its directors, officers and agents shall have the right to sign and endorse on behalf of Manager all checks, drafts and other forms of payment received by EPK in connection with the payment of any account. Manager appoints EPK or any other person EPK may from time to time designate, as Manager's attorney-in-fact with power to:

(a) endorse Manager's name on any checks, drafts or other forms of payment or security that may come into possession;

(b) sign Manager's name on notices of assignment, verifications of accounts, verifications of Purchase Orders and notices to current and/or potential future Purchasers;

(c) receive, open and dispose of all mail addressed to Manager and received by EPK;

(d) send notices of assignment, requests for verification of Purchase Orders or requests for verification of accounts to current and/or potential future Purchasers;

(e) to sign Manager's name and file any federal and state Financing Statement(s) / recordations / registrations / continuation statements / assignments / subordinations / terminations, etc. and/or amendments (UCC-1, UCC-2, UCC-3, etc.);

(f) to use the name of Manager and, in EPK's sole discretion, to litigate, file in court and/or serve documents in respect to, and, for an amount less than face value or cost; etc. in prosecuting and/or defending any action/claim brought by/against/involving Manager / EPK / Purchaser and/or any third parties;

(g) to settle, compromise, surrender Goods and/or security or modify any such Purchase Order and otherwise deal with Purchaser, those with whom Manager and/or Purchaser has contracted, for the account and risk of Manager, notwithstanding any effect on any Purchase Order; and

(h)     do  all  things  necessary  to  carry  out  the terms of this Agreement.

     2.10     Access  to  Information  and  Control  Over  Goods.  Manager shall
              --------------------------------------------------
provide EPK with any and all information which EPK may reasonably request concerning the Goods, the Purchaser, the Vendors, Manager, and/or any other parties involved with the Goods, including, but not limited to, the inspection of the books and records of Manager by EPK and its representatives. Manager shall provide EPK with immediate access to any and all Goods in Manager's possession, actual or constructive, upon request by EPK. In the event that EPK determines in good faith that it is necessary for EPK to assert or enforce its rights as owner of the Goods in order to adequately protect its interests, EPK shall be permitted to take, and Manager shall assist EPK in taking any and all action as EPK deems necessary, including, but not limited to, (i) notifying freight forwarders, the Purchasers, the Vendors and other third parties of EPK's interest in the Goods, and (ii) taking immediate and complete physical control over the Goods and the proceeds and products thereof.

     2.11.     NO  WARRANTIES  ON GOODS.  ALL GOODS COVERED BY THE AGREEMENT ARE
               ------------------------
RESOLD BY EPK "AS IS" AND "WITH ALL FAULTS," AND MANAGER ACKNOWLEDGES THAT NO WARRANTIES OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE ARE TO BE IMPLIED IN THE AGREEMENT. EPK GIVES NO WARRANTY, EXPRESS OR IMPLIED, AS TO THE DESCRIPTION, QUALITY, MERCHANTABILITY, FITNESS FOR ANY PARTICULAR PURPOSE, PRODUCTIVENESS, OR ANY OTHER MATTER OF ANY OF THE GOODS. EPK SHALL BE IN NO WAY RESPONSIBLE FOR THE PROPER USE OR SERVICE OF THE GOODS.


     ARTICLE  III
     REPRESENTATIONS  AND  WARRANTIES

     3.1     The  Manager.  The  Manager hereby represents and warrants, and the
             ------------
delivery by the Manager of each Confirmation shall constitute the further representation and warranty of the Manager, that:

          (a) The Manager is a corporation duly organized and validly existing and in good standing under the laws of Delaware.

          (b) the Manager has all requisite authority to enter into this Agreement and to perform all the obligations required to be performed by it hereunder;

          (c) neither the execution and delivery by the Manager of this Agreement, nor the consummation of any of the Transactions herein contemplated, nor compliance with the terms and provisions hereof, will (i) materially contravene or conflict with the articles of incorporation or bylaws of the Manager, any requirement of law to which the Manager is subject, or any indenture, mortgage, deed of trust, or other agreement or instrument to which the Manager is a party or by which the Manager may be bound, or to which the property of the Manager may be subject, or (ii) result in the creation or imposition of any lien on the property of the Manager by any party other than EPK;

          (d) this Agreement is the legal, valid and binding obligation of the Manager, enforceable against the Manager in accordance with its terms;

          (e) there is no material fact relevant to the transactions contemplated by this Agreement (and in the case of each Confirmation, there is no material fact relevant to the Transaction set forth in such Confirmation) known to the Manager that the Manager has not disclosed to EPK;

          (f) the Manager is not (and in the case of each Confirmation, to the knowledge of the Manager after due inquiry, neither the Purchaser nor the Vendor thereunder is) in default under any loan agreement, mortgage, security agreement or other material agreement or obligation to which it is a party or by which any of its property is bound;

          (g) there are no material actions, suits or legal, equitable, arbitration or administrative proceedings pending, or to the knowledge of the Manager threatened, against the Manager (and in the case of each Confirmation, to the knowledge of the Manager after due inquiry, there are no material actions, suits or legal, equitable, arbitration or administrative proceedings pending, or threatened, against the Purchaser or the Vendor thereunder);

          (h) all tax returns required to be filed by the Manager in any jurisdiction have been filed and all taxes, assessments, fees and other governmental charges upon the Manager or upon any of its properties, income or franchises have been paid prior to the time that such taxes could give rise to a lien thereon;

          (i) neither the execution and delivery of this Agreement nor the consummation of any of the transactions contemplated hereby requires the consent or approval of, the giving of notice to, or the registration, recording or filing by the Manager or any other Person of any document with, or the taking of any other action in respect of, any Governmental Authority which has jurisdiction over the Manager (or, in the case of each Confirmation, the Purchaser or the Vendor thereunder) or any of its property;

          (j) the Manager has delivered to EPK a list of creditors of the Manager; Annual Reports for Sentry Technology Corporation pursuant to Section 13 or 15d of the Securities Exchange Act of 1934 for the fiscal years ending December 31, 2000 and December 31, 2001; Quarterly Report for Sentry Technology Corporation pursuant to Section 13 or 15d of the Securities Exchange Act of 1934; and Corporate Tax Returns for Sentry Technology Corporation and subsidiaries for the period ending 12/31/00 and 12/31/01. Such lists, Annual and Quarterly Reports, and Corporate Tax Returns are accurate in all material respects;

          (k) the Manager (and, in the case of each Confirmation, to the best knowledge of the Manager, the Purchaser and the Vendor thereunder) is Solvent;

          (l) none of the Purchaser, the Vendor or the Credit Enhancer with respect to any Transaction is an Affiliate of the Manager;

          (m) all information furnished by the Manager in each Confirmation is true, correct, and complete;

          (n) the Manager has paid and will continue to pay and maintain in current standing all taxes, insurances, licenses, etc. required for conduct of its business or profession; and

          (o) the Manager will not merge, consolidate or otherwise alter or modify its corporate name, structure, or existence, re-incorporate or re-organize, or enter into or engage in any operation or activity materially different from that presently being conducted by the Manger.

All representations and warranties by the Manager herein shall survive until all obligations of the Manager under this Agreement have been irrevocably paid in full, and any investigation at any time made by or on behalf of EPK shall not diminish the right of EPK to rely thereon.


     ARTICLE  IV
     DEFAULT;  REMEDIES

     4.1     Event  of  Default.  An  Event of Default shall exist if any one or
             ------------------
more of the following occurs and remains uncured after five (5) Business Days written notice thereof:

          (a) The Manager fails to make any payment due hereunder on the date that such payment is due;

          (b) the Manager fails to observe or perform any other term, covenant or agreement set forth in this Agreement on its part to be performed or observed and such failure continues unremedied for five (5) Business Days past the date when such observance or performance is due;

          (c) any material statement, warranty or representation by or on behalf of the Manager contained in this Agreement, (including any Confirmation or other writing furnished in connection with this Agreement) proves to have been incorrect or misleading in any material respect when made or deemed made;

          (d) any provision of this Agreement shall for any reason cease to be in full force and effect, or be declared null and void or unenforceable in whole or in part, or the validity or enforceability of any such document shall be challenged or denied; or

          (e) (i) the commencement by the Manager or any Credit Enhancer as debtor of any case or proceeding under any bankruptcy, insolvency, reorganization, liquidation, dissolution or similar law, or the seeking by the Manager or any Credit Enhancer of the appointment of a receiver, trustee, custodian or similar official for such Person or any substantial part of its property, (ii) the commencement of any such case or proceeding against the Manager, (iii) the making by the Manager or any Credit Enhancer of a general assignment for the benefit of its creditors, or (iv) the admission in writing by the Manager or any Credit Enhancer that it is unable to pay its debts as they become due.

     4.2     Remedies.  Upon  the  occurrence  of  an  Event  of  Default,  all
             --------
obligations of EPK hereunder shall be suspended and EPK may exercise all rights and remedies granted in this Agreement, in any Credit Enhancement and/or under applicable law, and may offset all Manager's compensation then due against any sums due EPK.


     ARTICLE  V
     MISCELLANEOUS

     5.1     Term.  This  Agreement  may  be  terminated by EPK immediately upon
             ----
written notice to the Manager or by the Manager upon 30 days after Manager delivers written notice to EPK and shall terminate without notice by either Party on October 2, 2005; provided, that notwithstanding the termination of this Agreement, this Agreement shall continue in full force and effect with respect to any Transactions with respect to which Manager has not fully performed its obligations hereunder until such time as such performance is completed.

     5.2     Entire  Agreement.  Amendments. etc. This Agreement constitutes the
             -----------------
entire agreement and understanding of the Manager with respect to its subject matter and supersedes all oral communications and prior writings with respect thereto. No amendment or waiver of any provision of this Agreement nor any consent to any departure by either Party herefrom shall in any event be effective unless the same shall be in writing and signed by the Party against whom enforcement of such amendment, waiver or consent is sought, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     5.3     No Waiver, Remedies. No failure on the part of EPK to exercise, and
             -------------------
no delay on the part of EPK in exercising, any right hereunder shall operate as a waiver of such right; nor shall any single or partial exercise of any right by EPK preclude any further or subsequent exercise of the same or any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     5.4     Notices.  etc. Any notice or other communication in respect of this
             -------------
Agreement may be given in any form set forth below to the address or number or in accordance with the electronic messaging system details provided on Schedule I and will be deemed effective as indicated:

          (i) If in writing and delivered in person or by courier, on the date it is delivered;

          (ii) if sent by facsimile transmission, on the date that transmission is received by a responsible employee of the recipient in legible form (it being agreed that the burden of proving receipt will be on the sender and will not be met by a transmission report generated by the sender's facsimile machine); or

          (iii)     if  sent  by  certified or registered mail or the equivalent
(return  receipt  requested)  on  the  date  it  is  delivered.

Either Party may by written notice to the other change the address or facsimile number or electronic messaging system details at which notices are to be given to it.

     5.5     Captions.  The  captions  in  this Agreement are for convenience of
             --------
reference only and are not to be given any substantive meaning or significance whatever in construing the terms and provisions of this Agreement.

     5.6     Transfer.  Neither this Agreement nor any interest or obligation in
             --------
or under this Agreement may be transferred (whether by way of security or otherwise) by the Manager without the prior written consent of EPK. EPK may, with written notice to the Manager, assign or transfer all or any part of its interests and obligations herein to any other Person, and such other Person shall thereupon become vested with all rights and obligations in respect thereof granted to and assumed by EPK herein or otherwise.

     5.7     GOVERNING  LAW.  THIS  AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED
             --------------
AND  INTERPRETED  IN  ACCORDANCE  WITH  THE  LAWS  OF  TEXAS.

     5.8     GOVERNING  LAW;  CONSENT  TO  FORUM.  THIS  AGREEMENT  HAS  BEEN
             --------------   ------------------
NEGOTIATED, EXECUTED AND DELIVERED AT AND SHALL BE DEEMED TO HAVE BEEN MADE IN DALLAS COUNTY, TEXAS. AS PART OF THE CONSIDERATION FOR NEW VALUE RECEIVED, AND REGARDLESS OF ANY PRESENT OR FUTURE DOMICILE OR OTHER PRINCIPAL PLACE OF BUSINESS OF MANAGER OR EPK, MANAGER HEREBY CONSENTS AND AGREES THAT THE DISTRICT COURT OF DALLAS COUNTY, TEXAS, OR, AT EPK'S OPTION, THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, SHALL HAVE EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN MANAGER AND EPK PERTAINING TO THIS AGREEMENT OR TO ANY OTHER MATTER ARISING OUT OF OR RELATED TO THIS AGREEMENT. MANAGER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR SUIT COMMENCED IN ANY SUCH COURT, AND MANAGER HEREBY WAIVES ANY OBJECTION WHICH MANAGER MAY HAVE BASED UPON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR FORUM NON CONVENIENS AND HEREBY CONSENTS TO THE
                                 ----- --- ----------
GRANTING OF SUCH LEGAL OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY SUCH COURT. MANAGER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS, COMPLAINT AND OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND AGREES THAT SERVICE OF SUCH SUMMONS, COMPLAINT AND OTHER PROCESS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO MANAGER AT THE ADDRESS LAST KNOWN TO EPK AND THAT SERVICE SO MADE SHALL BE DEEMED COMPLETED UPON THE EARLIER OF MANAGER'S ACTUAL RECEIPT THEREOF OR 3 DAYS AFTER DEPOSIT IN THE U.S. MAILS, PROPER POSTAGE PREPAID. NOTHING IN THIS AGREEMENT SHALL BE DEEMED OR OPERATE TO AFFECT THE RIGHT OF EPK TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW, OR TO PRECLUDE THE ENFORCEMENT BY MANAGER OF ANY JUDGMENT OR ORDER OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER APPROPRIATE FORUM OR JURISDICTION.

     5.9     JURY  TRIAL;  DAMAGES.  THE  MANAGER  HEREBY  (A)  IRREVOCABLY  AND
             ---------------------
UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT AND FOR ANY COUNTERCLAIM THEREIN; (B) IRREVOCABLY WAIVES, TO THE EXTENT NOT PROHIBITED BY
LAW, ANY RIGHT THEY MAY HAVE TO CLAIM OR RECOVER IN ANY SUCH LITIGATION ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES, OR DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; (C) CERTIFIES THAT NO PARTY HERETO NOR ANY REPRESENTATIVE OR COUNSEL FOR ANY PARTY HERETO HAS REPRESENTED, EXPRESSLY OR OTHERWISE, OR IMPLIED THAT SUCH PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS; AND (D) ACKNOWLEDGES THAT THEY ENTERED INTO THE AGREEMENT, AND THE TRANSACTIONS CONTEMPLATED HEREBY, BASED UPON, AMONG OTHER THINGS, THE WAIVERS AND CERTIFICATIONS CONTAINED IN THIS SECTION.

     5.10     Attorneys'  Fees.  Manager  shall  pay  all  EPK's  legal fees and
              ----------------
expenses  in  connection  with  the  enforcement  of  this  Agreement.

     5.11     No  Rights Conferred Upon Third Parties. This Agreement is for the
              ---------------------------------------
benefit of the Parties hereto and nothing contained herein shall be construed to give any third party any benefits or rights hereunder.

     5.12     Counterparts. This Agreement may be executed in counterparts, each
              ------------
of which shall be an original but all of which together shall constitute one and the same instrument.

     5.13     COMPLIANCE  WITH  LAWS.  MANAGER SHALL STRICTLY OBSERVE AND COMPLY
              ----------------------
WITH  ALL  FEDERAL,  STATE  AND  LOCAL  LAWS  AND  REGULATIONS  WHICH GOVERN THE
MANUFACTURE, SALE, HANDLING AND DISPOSAL OF ANY PRODUCTS HEREIN SPECIFIED. MANAGER ALSO AGREES TO COMPLY WITH THE PROVISIONS RELATING TO THE FCCA SET FORTH IN EXHIBIT B. IF MANAGER VIOLATES ANY OF SUCH LAWS OR REGULATIONS OR IS OFFICIALLY CHARGED WITH SUCH VIOLATIONS, EPK IN ITS SOLE DISCRETION MAY TREAT THIS CONDUCT AS A BREACH OF THIS WHOLE AGREEMENT AND IN ADDITION TO ANY OTHER REMEDIES, MAY IMMEDIATELY TERMINATE THIS AGREEMENT.

     5.14     Guaranty.  The  Manager  shall  cause the Guarantor to execute and
              --------
deliver the Guaranty and take all actions reasonably requested by EPK to cause the Guarantor to perform its obligations under the Guaranty.



                     [REMAINDER OF PAGE INTENTIONALLY BLANK]

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date set forth above.

     MANAGER:

     KNOGO  NORTH  AMERICA  INC.


     By:  /s/  PETER  J.  MUNDY
          ---------------------

     Title:  Vice  President  &  CFO
             -----------------------

     Date:  October  10,  2002
            ------------------


     VIDEO  SENTRY  CORPORATION,  A  DIVISION  OF  KNOGO  NORTH  AMERICA  INC.


     By:  /s/  PETER  J.  MUNDY
          ---------------------

     Title:  Vice  President  &  CFO
             -----------------------

     Date:  October  10,  2002
            ------------------

     EPK:

     EPK  FINANCIAL  CORPORATION

     By:  /s/  EDWARD  P.  KING
          ---------------------
     Edward  P.  King
     Title:  President
     Date:  October  21,  2002
            ------------------

                                  SCHEDULE  I
                                      TO
                               MASTER  AGREEMENT
         EXECUTED  AND  DELIVERED  AS  OF  OCTOBER  10,  2002  BETWEEN
            KNOGO NORTH AMERICA INC. AND VIDEO SENTRY CORPORATION,
                      A DIVISION OF KNOGO NORTH AMERICA INC.
                         (collectively, the "Manager")

                                     AND
                       EPK  FINANCIAL  CORPORATION  ("EPK")



    ADDRESSES  FOR  NOTICES
    -----------------------


Address  for  notices  to  the  Manager:

     Address:  350  Wireless  Blvd.  Hauppauge,  NY  11788

     Attention:  Peter  J.  Mundy

     Facsimile:  631-232-0954     Phone:  631-881-2005

With  a  courtesy  copy  of  any  material  notice  to the Company's counsel at:

     Mark  Haltzman,  Esq.
     Mark  S.  Haltzman  &  Associates
     One  Belmont  Avenue,  Suite  300
     Bala  Cynwyd,  PA  19004
     Tel  :  610-668-0865
     Fax  :  610-668-1915

Address  for  notices  to  EPK:

     Address:  2711  Cedar  Springs  Dallas,  TX  75201

     Attention:  Edward  P.  King

     Facsimile:  214/871-0082     Phone:  214/871-0055

                                                               EXHIBIT 10.32



                             INTERCREDITOR AGREEMENT


This agreement is made this 16th day of October, 2002, by and among KNOGO NORTH AMERICA INC., a Delaware corporation with a principal place of business at 350 Wireless Boulevard, Hauppauge, New York, 11788 (herein "KNOGO"), EPK FINANCIAL CORPORATION, a Texas corporation, with offices at 2711 Cedar Springs Rd., Dallas, Texas 75201 ("EPK"), and THE CIT GROUP/BUSINESS CREDIT, INC., having offices located at 1211 Avenue of the Americas, New York, New York 10036 ("CIT").

     WHEREAS, KNOGO and CIT have entered into that certain Financing Agreement having an effective date of March 22, 2002, as amended, supplemented, modified, extended, or renewed from time to time, (the "Financing Agreement"); and

     WHEREAS, KNOGO and EPK entered into that certain Master Agreement(s) and Form of Confirmation between KNOGO and EPK dated as of October 10, 2002 (herein the "EPK Agreement"); and

     WHEREAS, EPK will finance the purchase of certain inventory on behalf of KNOGO pursuant to the EPK Agreements, and KNOGO desires to assign certain monies due under the Financing Agreement to EPK in payment therefor, and EPK and CIT wish to agree on certain intercreditor, assignment and related matters, all as herein further set forth.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. As used in this Intercreditor Agreement, the following terms shall have the following meanings, unless the context otherwise requires:

"Accounts"  shall  mean all present and future accounts, instruments, documents,
----------
chattel paper (including electronic chattel paper), general intangibles pertaining thereto (including all payment intangibles and all other rights to payment), purchase orders, unpaid seller's rights, returned and repossessed goods, all supporting obligations and letter of credit rights with respect to, and all rights to the goods represented by, the foregoing and all cash and non-cash Proceeds thereof.

"CIT  Collateral"  shall  mean  all  present  and  future  Accounts,  Equipment,
-----------------
Inventory, Documents of Title, General Intangibles, Subsidiary Stock, and Real Estate and all cash and non-cash Proceeds thereof.

"CIT  Obligations"  shall  mean  any  and  every  obligation,  indebtedness  and
------------------
liability of KNOGO to CIT of whatsoever nature and howsoever evidenced, whether now existing or hereafter incurred, as set forth and defined in the Financing Agreement, whether alone or jointly and/or severally with another or others, whether direct or indirect, absolute or contingent, matured or not matured, including but in no way limited to any and every obligation, indebtedness and liability arising out of or in any way connected with the CIT Financing
Agreement  or  any  agreements  entered  into  in  connection  therewith.

"Designated Amount" shall mean the payment relating to a specific Purchase Order
-------------------
Certificate of an amount equal to the cost of the goods purchased or financed pursuant to such Purchase Order Certificate, plus all applicable fees, commissions, expenses and other amounts owing by KNOGO to EPK and allocated to such EPK Transaction.

"Documents  of  Title"  shall  mean  all  present and future warehouse receipts,
----------------------
bills of lading, shipping documents, chattel paper, instruments and similar documents, all whether negotiable or not and all goods and Inventory relating thereto and all cash and non-cash Proceeds of the foregoing.


"EPK  Collateral"  shall  mean  the Inventory financed by EPK on behalf of KNOGO
-----------------
pursuant to the EPK Agreements, any Accounts or Proceeds resulting from the sale thereof, provided that all such assets are identified as such in a Purchase Order Certificate.

"EPK  Obligations"  shall  mean  any  and  every  obligation,  indebtedness  and
------------------
liability of KNOGO to EPK of whatsoever nature and howsoever evidenced, whether now existing or hereafter incurred, originally contracted with EPK and/or with another or others and now or hereafter owing to or acquired in any manner, in whole or in part, by EPK, whether direct or indirect, absolute or contingent, matured or not matured, all arising out of the EPK Agreement.

"EPK  Transactions"  shall  mean  any  funding provided by EPK from time to time
-------------------
pursuant to the EPK Agreement for the purchase of certain inventory on behalf of KNOGO.

"Equipment"  shall mean all present and hereafter acquired machinery, equipment,
-----------
furnishings and fixtures, and all additions, substitutions and replacements thereof, wherever located, together with all attachments, components, parts, equipment and accessories installed thereon or affixed thereto and all cash and non-cash Proceeds thereof.

"General Intangibles" shall have the meaning set forth in the Uniform Commercial
---------------------
Code as in effect in the State of New York and shall include, without limitation, all present and future right, title and interest in and to all tradenames, Trademarks (together with the good will associated therewith), Patents, licenses, customer lists, distribution agreements, supply agreements and tax refunds, together with all monies and claims for monies now or hereafter due and payable in connection with any of the foregoing or otherwise, and all cash and non-cash Proceeds thereof.

"Inventory" shall mean all present and hereafter acquired merchandise, inventory
-----------
and goods, and all additions, substitutions and replacements thereof, wherever located, together with all goods and materials used or usable in manufacturing, processing, packaging or shipping same; in all stages of production - from raw materials through work-in-process to finished goods - and all cash and non-cash Proceeds thereof.

"Obligations"  shall  mean  the  CIT  Obligations  and  the  EPK  Obligations.
-------------

"Patents"  shall  mean all present and hereafter acquired patents and/or patents
---------
rights  and  all  cash  and  non-cash  Proceeds  thereof.

"Proceeds"  shall mean all proceeds as defined in the Uniform Commercial Code of
----------
New York State as well as all cash, securities, insurance proceeds, condemnation awards and other property received in respect of any Collateral, including any cash, securities or other property received from any liquidations or adjustment of debt of KNOGO and any portion of the Collateral or the proceeds thereof which may be distributed in kind.

"Purchase Order Certificate" shall mean KNOGO's officer's certificate, signed by
----------------------------
an authorized officer of KNOGO and an authorized representative of EPK, indicating any applicable purchase orders and the Inventory and Accounts related thereto, including all applicable additions, substitutions or changes to such purchase orders, all which have been financed by EPK on behalf of KNOGO pursuant to the EPK Agreements. KNOGO and EPK shall identify the EPK Transactions and the EPK Collateral to which the Purchase Order Certificate applies and shall deliver such certificates to CIT from time to time pursuant to this Agreement.

"Real  Estate"  shall  mean  all  fee  and/or  leasehold  interests  in the real
--------------
property  and  all  cash  and  non-cash  Proceeds  thereof.


"Secured  Parties"  shall  mean  CIT  and  EPK.
------------------

"Subsidiary Stock" shall mean all present and future stock issued by any present
------------------
or future subsidiary of KNOGO and/or the Guarantors and all cash and non-cash Proceeds thereof.


"Trademarks"  shall  mean  all  present and hereafter acquired trademarks and/or
------------
trademark rights together with the good will associated therewith and all cash and non-cash Proceeds thereof.

2. Notwithstanding any agreement between KNOGO, EPK and CIT, whether now or hereafter arising, or any rule of law, and notwithstanding the time, order or method of attachment, perfection, filing or recording, KNOGO, EPK and CIT hereby agree as follows:

     (a) Pursuant to the EPK Agreement, EPK shall finance the purchase of certain Inventory on behalf of KNOGO. KNOGO and EPK shall identify EPK Transactions and the EPK Collateral to which this Agreement applies by forwarding one or more Purchase Order Certificates, as addenda hereto, from time to time to CIT. Once such Purchase Order Certificate has been executed by KNOGO and EPK and a copy thereof has been delivered to CIT, subject to the terms of this Intercreditor Agreement, CIT hereby subordinates its right, title, claim, lien and interest in such EPK Collateral. All EPK Collateral will secure all EPK Obligations owing from time to time by KNOGO to EPK pursuant to the EPK Agreement. The subordination of CIT's interest in EPK Collateral to the security interest and other rights of EPK in the EPK Collateral shall remain in effect until EPK has received payment from KNOGO therefor or the Designated Amount from CIT, as set forth herein. Notwithstanding anything herein to the contrary, CIT subordination of its liens hereunder is limited solely to EPK Collateral which has been designated in a Purchase Order Certificate and in which EPK has filed and perfected its security interest and shall apply to EPK Obligations not to exceed $350,000 in the aggregate at any one time outstanding. EPK hereby represents that it has or will file a UCC financing statement relative to the EPK Collateral within twenty (20) days of the date of this Agreement. The subordination of CIT's interest in the EPK Collateral to the security interest of EPK in the EPK Collateral shall remain in effect until all EPK Obligations have been paid or otherwise satisfied in full. CIT may receive proceeds of EPK Collateral and exercise right in EPK Collateral as set forth herein, including Paragraph 6 herein below.


     (b) The right, title, claim, lien and interest of CIT in the CIT Collateral, including any and all other assets and collateral of KNOGO, but excluding EPK Collateral shall be superior to any right, title, claim, lien and interest of EPK in the CIT Collateral and EPK hereby confirms that (i) EPK shall have no and claim no interest in any CIT Collateral, and (ii) any interest EPK may now or hereafter have or acquire in any CIT Collateral is hereby subordinated to the liens, rights and interests of CIT therein. All CIT Collateral, and any other assets and collateral granted by or on behalf of KNOGO to CIT from time to time will secure all CIT Obligations. The subordination of EPK's interest in the CIT Collateral to the security interest of CIT in the CIT Collateral shall remain in effect until all CIT Obligations have been paid or otherwise satisfied in full. Further more, so long as KNOGO may be indebted or obligated to CIT in any manner whatsoever, including Obligations (as defined in the Financing Agreement) or indebtedness arising from or related to the Financing Agreement, EPK will not exercise any rights, assert any claim or interest, take any action, or institute any proceedings with respect to any CIT Collateral. EPK agrees to execute any documents, releases or amendments that may be necessary to effect this result on any applicable records. Furthermore, it is hereby agreed that: a) EPK shall have no security interest in, and will not assert any claim or interest in, or take any action with respect to, any KNOGO Inventory unless such Inventory (x) has not been manufactured, processed or otherwise attached to other Inventory, and is in the same state and in its original packaging as the date it was acquired by KNOGO, and (y) clearly identifiable as EPK Inventory.

     (c) The subordinations and relative priorities set forth in this paragraph 2 are expressly conditioned upon the non-voidability and perfection of the security interest to which another security interest is subordinated and if the security interest to which another interest is subordinated is not perfected or is voided for any reason, then the subordinations provided for herein shall as to that particular Collateral not be effective. Except as set forth above, the priority of security interests and other rights of the parties in all Collateral and all Proceeds thereof shall be in accordance with applicable law.

3. (a) From time to time, KNOGO and EPK shall forward to CIT a Purchase Order Certificate and one or more written and fully executed requests for payment of a Designated Amount signed by an authorized representative of EPK, relating to such Purchase Order Certificate, provided that such requested amount may not exceed the greater of (i) the cost of the goods purchased or financed by EPK pursuant to such Purchase Order Certificate, plus all applicable fees, commissions, expenses and other amounts owing by KNOGO to EPK and allocated to such EPK Transaction, or (ii) the product of (x) the net invoice amount(s) of such Accounts (please define net invoice amount) and (y) 85%, multiplied by 65%. Once such Purchase Order Certificate has been executed by EPK and delivered to CIT, and upon receipt by CIT of a fully executed request for an advance, CIT may, in its sole discretion, advance funds against the invoice(s) relating to such Purchase Order Certificate and remit the Designated Amount identified in such certificate directly to EPK, all as further set forth herein. For purposes hereof "net invoice amount" shall mean, with respect to an invoice relative to an Account listed in a Purchase Order Certificate and which is an Eligible Account Receivable (as defined in the Financing Agreement), the gross face amount of such invoice, less any amounts in payment thereof which may have been received from or on behalf of the customer with respect thereto or made by CIT hereunder, and less any trade and cash discounts and less any credits or allowances.

(b) Any such request by KNOGO and EPK to CIT to remit the Designated Amount to EPK (i) shall relate solely to the sale of the specific EPK Collateral which was delivered to KNOGO's customer pursuant to the invoice(s) listed in the Purchase Order Certificate, and (ii) as set forth herein above, shall not exceed the product of (x) the net invoice amount(s) of such Accounts (please define net invoice amount) and (y) 85%, multiplied by 65%. Upon receipt of a (i) Purchase Order Certificate, allegedly signed by an officer of KNOGO and EPK, and without any duty of inquiry by CIT, and (ii) a request for an advance by KNOGO under the Financing Agreement, and instructions to CIT to make payment to EPK (which instructions for purposes hereof shall be deemed irrevocable, absent written notice to the contrary from EPK), of a Designated Amount to EPK, CIT is hereby authorized by KNOGO and EPK to (x) remit the proceeds listed therein (subject to the terms of the Financing Agreement, including without limitation, CIT's right thereunder including any availability reserves which CIT in its sole discretion may require), directly to EPK through a United States banking institution as more fully described below; (y) furnish EPK with copies of the accounts current rendered by CIT to KNOGO; and (z) recognize EPK's claims and rights hereunder without investigating the reason for any action taken by EPK, or the validity of the amount of any EPK Obligations, or the existence of any default or the application to be made by EPK of any of the sums paid hereunder. Any such remittance or transfer of all or any part of the sums payable under this Agreement shall be to the sole and exclusive order of EPK and CIT shall be released and discharged to the extent of any payment made to EPK upon the sole receipt of such funds by EPK. Any such (i) loan or advance, or (ii) payment to EPK shall be at CIT's sole discretion and subject to the terms of the Financing Agreement, including any availability reserves, if any, which CIT in its sole discretion may require, and subject to all of CIT's other rights under the Financing Agreements. Sums payable hereunder shall be by wire transfer to EPK as follows:

Name:                    Washington  Mutual  Bank,  FA

ABA  Number:             111993776

Account  Name:           EPK  Financial  Corporation

Account  Number:         4864910546

Reference  (if  any)     Knogo  North  America  Inc.

KNOGO affirms that CIT may make payment strictly on the basis of the account number listed above even if such account number identifies a party other than the name of the account party listed above. In the event the account number listed above is incorrect, KNOGO agrees to be fully liable for any losses, costs and expenses arising therefrom.

     (c) EPK and KNOGO warrant and represent to CIT that the EPK Agreements will be duly executed and delivered, EPK will file appropriate financing statement which will validly perfect its interest in the EPK Collateral in all respects pursuant to the Uniform Commercial Code and applicable law, and EPK alone is entitled to receive all amounts otherwise available to KNOGO, pursuant to the aforementioned EPK Agreement. KNOGO and EPK hereby, jointly and severely, agree to indemnify and to hold CIT harmless from any and all liabilities, costs, claims and expenses which may be asserted against or incurred by reason of CIT's recognition of this Intercreditor Agreement and the making of remittances to EPK as herein provided.

     (d) Notwithstanding anything herein to the contrary, upon payment by CIT to EPK as defined in the provisions of paragraph 2 above, the right, title, claim, lien and interest of CIT in such EPK Collateral, including the applicable Accounts, Inventory, and any contact rights, chattel paper, documents and instruments which arises therefrom, shall thereby be superior to any right, title, claim, lien and interest of EPK in such EPK Collateral and such Collateral will be deemed CIT Collateral for purposes of this Agreement. Upon receipt by EPK of the Designated Amount, promptly following a request therefore delivered by CIT, EPK will execute such agreements and financing statements as may be reasonably requested by CIT to subordinate EPK's right, title, claim, lien and interest in the EPK Collateral arising from such EPK Transaction to the right, title, claim, lien and interest of CIT in such EPK Collateral.

4. EPK and KNOGO understand and agree that CIT may, in its sole discretion, deem any Inventory and Accounts as "ineligible" under the Financing Agreement with respect to which CIT has subordinated its interest in favor of EPK's interest hereunder. KNOGO shall not include any such Inventory and Accounts in borrowing base certificates delivered to CIT, except to delineate such collateral as ineligible, provided that if CIT, in its sole discretion makes any payment of a Designated Amount to EPK as set forth above, the Collateral subject to such Purchase Order Certificate and payment may be deemed eligible by CIT.

5. This Intercreditor Agreement is to continue in effect until written notice of termination is served by any one of the parties hereto on the others, but such termination shall not affect any pending assignment to EPK for any Designated Amount that CIT has agreed to remit to EPK, or EPK's rights in EPK Collateral as set forth herein. In clarification of the foregoing and notwithstanding anything herein to the contrary, CIT will not be deemed to subordinate its right, title, claim, lien and interest in any Collateral, including EPK Collateral purchased pursuant to the EPK Agreement five (5) business day's after the date of CIT's written notice to EPK and KNOGO of CIT's election that it will no longer subordinate its right, title, claim, lien and interest in such EPK Collateral. Any such notice sent by CIT to EPK pursuant to the immediately preceding sentence (i) shall not affect the prior subordination by CIT to EPK of CIT's right, title, claim, lien and interest in EPK Collateral arising from EPK Transactions commencing before CIT provides EPK with such notice, and (ii) affect, as between EPK and KNOGO, any obligations of KNOGO to pay fees, including without limitation commitment fees, owing under the Master Agreement referred to above.

6. In the event KNOGO receives the Proceeds of EPK Collateral and/or CIT Collateral, KNOGO hereby covenants and agrees to deliver and distribute Proceeds of EPK Collateral to EPK and of CIT Collateral to CIT. All proceeds of Collateral, whether or not a default or event of default has occurred under the Financing Agreement or the EPK Agreement, will be delivered directly to a CIT account. In the event either CIT or EPK receive the proceeds of the other's Collateral in error, the parties shall attempt to reconcile any such payments in good faith. Each party shall have the exclusive right to restrict or permit, or approve or disapprove, the sale, transfer or other disposition of their respective Collateral in which it has the superior interest pursuant to the terms of this Agreement and the party with the subordinate interest in such collateral pursuant to the terms of this Agreement shall be deemed to have consented to any such sale, transfer or other disposition of such Collateral. KNOGO shall advise and its invoices shall state to all account debtors and any other person remitting Proceeds of Collateral, to remit such Proceeds directly to a CIT lockbox or blocked account. Any Proceeds received by KNOGO shall be held in trust for CIT and promptly remitted to CIT in accordance with the terms hereof and the Financing Agreement. In the event EPK received any Proceeds of CIT Collateral, EPK shall promptly remit the same to CIT. EPK shall not advise any KNOGO account debtors to make payment to EPK. Absent a default as set forth below, all Proceeds of EPK Collateral in which EPK has a superior interest pursuant to the terms of this Agreement, shall be promptly remitted to EPK pursuant to the terms of Paragraph 3 hereof. Upon the occurrence of a payment default (absent acceleration) under the EPK Agreement and/or the occurrence of a Default or Event of Default (as defined in the Financing Agreement) and acceleration of the Obligations under the Financing Agreement, and notice thereof to the parties hereto all proceeds of EPK Collateral received by CIT, and identified as such pursuant to a Purchase Order Certificate, prior to the time that EPK received the Designated Amount with respect to such EPK Collateral shall be paid over to EPK. CIT may, in its sole discretion upon the occurrence of an Event of Default, exercise its rights and remedies in any and all Collateral, including the EPK Collateral, provided that CIT agrees to apply the Proceeds of EPK Collateral as set forth hereinabove. EPK hereby authorizes CIT to use its reasonable efforts to liquidate or otherwise exercise rights in EPK Collateral, and absent the gross negligence or willful misconduct of CIT, agrees to hold harmless and indemnify CIT for any such liquidation or exercise of rights hereunder. KNOGO irrevocably authorizes each of EPK and CIT to take the actions and make the payments contemplated by this paragraph, and KNOGO holds harmless and indemnifies each of CIT and EPK for any such payments.

7. This Agreement shall not be construed to give rise to any obligation on part of CIT to make any loan or advance, or to assume, assign or pay any indebtedness of KNOGO to EPK, nor shall this Agreement be construed to give rise to any obligation on the part of CIT to (i) pay any Designated Amount to EPK, or
(ii) make or provide to KNOGO any loan or amount or enter into other financing arrangements with KNOGO, except as expressly set forth in the Financing Agreement. This Agreement shall not be construed to give rise to any obligation on the part of EPK to provide any financing to KNOGO, nor shall this Agreement be construed to give rise to any obligations on the part of EPK to provide to KNOGO any amount or enter into any other financing arrangements with the KNOGO.

8. If KNOGO commences or has commenced against it any insolvency proceeding, or if it shall make a general assignment for the benefit of creditors or if any other proceeding or other action under any law relating to bankruptcy, insolvency, reorganization, or relief of debtors or seeing appointment of a receiver, trustee, custodian, or similar official for KNOGO or any part of KNOGO's assets shall be commenced by or against KNOGO, this Agreement with respect to priority and intercreditor issues matters shall remain in full force and effect.

9. Notice of acceptance hereof is waived. The provisions of this Agreement are effective upon the execution of this Agreement. This Agreement may be executed in any number of counterparts, each of which on delivery, including by facsimile, shall be deemed one and the same document and agreement and effective with respect to the parties executing and delivering same. No agreement shall be effective to change, modify or amend, in whole or in part, this Intercreditor Agreement unless such agreement is in writing and signed by EPK and CIT.

10. This Agreement shall be binding upon and shall inure to the benefit of CIT, EPK and KNOGO and their respective successors and assigns. The intercreditor provisions of this Agreement are solely for the benefit of EPK and CIT. No other person shall have any right, benefit, priority or interest under or because of the existence of this Agreement.

This Intercreditor Agreement is not in any way intended to limit any agreement contained in any note or other instrument taken in connection with any of the Obligations of KNOGO to EPK and CIT, and shall in all respects be cumulative thereto.

This Intercreditor Agreement shall be governed by the laws of the State of New York.

Dated  on  this  16th  day  of  October,  2002.


KNOGO  NORTH  AMERICA  INC.

By:  /s/  PETER  J.  MUNDY
     ---------------------
  Title:  Vice  President  &  CFO

EPK  FINANCIAL  CORPORATION

By:  /s/  EDWARD  P.  KING
     ---------------------
  Title:  President

THE  CIT  GROUP/BUSINESS  CREDIT,  INC.

By:  /s/  RICHARD  BARBERA
--------------------------
  Title:  Assistant  Vice  President

                                                                 Exhibit  99.1


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter L. Murdoch, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

                          November  14,  2002

                                                                 Exhibit  99.2


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter J. Mundy, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                         /s/  PETER  J.  MUNDY
                         -------------------------------------------------
                         Peter  J.  Mundy
                         Vice  President  and  Chief  Financial  Officer

                         November  14,  2002