Form 10-K
period 2002-12-31
SENTRY TECHNOLOGY CORP
filed 2003-03-31
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                                  ____________

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  TRANSITION  PERIOD  FROM  -__________  TO  ___________----

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

                          Common Stock, $.001 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regula-tion S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At March 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $751,000 based upon the closing price of such securities on the OTC Bulletin Board on that date. At March 28, 2003, the Registrant had outstanding 82,560,347 shares of Common Stock.

Documents  Incorporated  by  Reference
--------------------------------------

None.

                                     ------
                                      PART I
                                      ------
ITEM  1.   BUSINESS
-------------------

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


RECENT  DEVELOPMENTS

Our strategy following the Merger in 1997 was to use Knogo's engineering staff and excess manufacturing capacity resulting from a 1994 restructuring for the reengineering and production of its proprietary and patented SentryVision programmable traveling closed circuit television surveillance ("CCTV") systems. With the reengineering completed, management believed that sales of SentryVision , which had fallen in the final year that Video was a separate corporation, would rebound.

While the engineering staff was able to resolve substantially the design and manufacturing problems associated with SentryVision , the sales of the system did not achieve the levels anticipated by the Company.

Furthermore, while still profitable, sales of Knogo's Electronic Article Surveillance ("EAS") systems have continued to erode due to the attention we gave to the reengineering and marketing of SentryVision as well as competition from lower-priced "off-the-shelf" systems and competition from larger, better-financed competitors such as Sensormatic Electronics Corporation and Checkpoint Systems Inc. In addition, due to a non-compete provision entered into by Knogo in 1994, we were not permitted to market our EAS products outside of the United States and Canada. The non-compete provision expired at the end of 1999.

We recognized that, because of our continuing operating losses and the depletion of our tangible assets to fund ongoing operations, our ability to continue to market our existing SentryVision and EAS products and to develop new products and product extensions to allow us to remain competitive would require additional investment.

On January 8, 2001, Dialoc ID Holdings, B.V. ("Dialoc ID"), formerly known as Dutch A&A Holding, B.V., acquired 23,050,452 shares of the Company's common stock for $3.0 million, $1.0 million of which was paid in January 2001, and the remaining balance was paid in equal $1.0 million installments on April 30, 2001 and August 31, 2001. Dialoc ID is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of RFID, access control and anti-theft electronic article surveillance products and accessories. Concurrent with the share purchase agreement, the Company entered into a distribution agreement with Dialoc ID allowing the Company access to new products of Dialoc ID and allowing Dialoc ID access to the Company's products for an initial period of not less than two years.

As of January 8, 2001, Dialoc ID owned 37.5 percent of the outstanding common stock of the Company. Under the share purchase agreement, at any time prior to January 8, 2002, Dialoc ID had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares was to be determined by multiplying the actual number of shares to be purchased by $.001. In November 2001, this market capitalization threshold was met. At that time, our Board of Directors agreed to extend Dialoc ID's purchase right until January 8, 2003 in exchange for an extension of the distribution agreement for one year. On May 14, 2002, Dialoc ID exercised their right to purchase 14,500,000 additional common stock shares at a price of $.001 per share, increasing its percentage of our outstanding common stock to 48.1% of the Company's common stock. On January 7, 2003, Dialoc exercised its right to purchase 4,516,475 additional shares of our common stock at a price of $.001 per share, increasing its percentage of our outstanding common stock to 51% and it total common stock ownership to 42,066,927 shares. As a condition to the investment by Dialoc ID, the Company's stockholders elected three nominees of Dialoc ID to the Board of Directors at a Special Meeting of Stockholders on December 8, 2000.

In addition to the election of three nominees of Dialoc ID to the Board of Directors, other matters which were approved at the December 8, 2000 Special Meeting of Stockholders, and became effective as of January 8, 2001, were proposals to amend the Company's certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; (ii) to reclassify Class A Preferred Stock into shares of common stock on a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding; and (iii) to increase the number of the Company's authorized shares of common stock to 140,000,000. As a result of the dividend and reclassification, 28,666,660 common shares were issued to former Class A Preferred Stockholders.

The Company has incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. During 2002, delays in orders received and the loss of other purchase orders caused the Company to operate in a cash flow deficit, borrow the maximum amounts available under our credit facility, and pursue potential sources of debt or equity financing. While the Company was successful in completing many of its business plan goals for 2002, we were unable to meet our projected revenue growth targets. As a result, On January 7, 2003, we initiated our restructuring plan. We believe the successful implementation of this restructuring will result in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or that additional debt or equity financing will be available on terms that are satisfactory to Sentry, or that any such debt or equity financing will be sufficient to provide the full amount of funding necessary. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures.


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

Sentry's proprietary CCTV system, called SentryVision , is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. SentryVision may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 2002, 1,272 SentryVision systems had been installed in customer locations in North America. Current customers include Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Symbol Technologies, Menards, UPS, J.C. Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores, Disney Direct Marketing and Duke University. In addition, during 2002, the Company's international distributors installed 60 SentryVision systems in customer locations throughout Western and Eastern Europe, Latin America and Asia. Our international customers include Carrefour, Auchon, Cora, Castorama, B & Q, and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched,
SentryVision   has  enabled  customers  to  significantly  reduce  inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Sentry's customers to date, we believe SentryVision is a cost-effective solution which can improve the operations of our customers.

Sentry sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, we have identified a number of specific market
segments  for  which  SentryVision   is  well  suited  for  loss  prevention
surveillance, including home centers, mass merchandise chains, supermarkets, hypermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers.

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

RETAIL  MARKET  APPLICATIONS
----------------------------
- Home Centers. Video has installed 839 systems in more than 340 store locations for 8 customers in the home center segment of the retail market. Typical of our customers in this market are Lowe's Home Centers, with more than 850 stores in 45 states, and Mills Fleet Farm, a 24 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. We applied different solutions to this common problem in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

- Mass Merchandise Chains. Video has installed 101 systems for customers in this segment, including Sears, Navy Exchange and Target Stores. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

- Supermarkets. Video has installed 34 systems in 32 store locations for 7 supermarket customers. The targeted coverage in most of these installations has been the entire retail space. Supermarket chains using SentryVision include Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart.

INDUSTRIAL  MARKET  APPLICATIONS
--------------------------------
- Distribution Centers. Video also provides loss prevention surveillance for distribution centers and warehouses, and has installed 101 systems in distribution centers for 41 different retailers including Kohl's Department Stores, Target Stores, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records, Big Dog, Food Lion, the Gap, Bealls and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. So far SentryVision use in factories has been limited, but the benefits of continuous tracking of industrial operations and processes indicate future growth potential. Continued expansion of the SentryVision dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Installations include Symbol Technologies, AT&T Wireless, Federal Express, UPS, Wyeth-Ayerst Labs, USF Logistics and Thompson Electronics.

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

INSTITUTIONAL  MARKET  APPLICATIONS
-----------------------------------
- Parking, Corrections, and Government Institutions. We have installed 108 systems in three parking garages at Duke University's Medical Center with major benefits identified as savings in guard costs, vandalism, safety and theft. SentryVision has been installed in correctional facilities in Texas, Michigan, New Mexico and Illinois, with reported safety benefits of continuous coverage in dormitory, recreation and visitation areas. SentryVision installations have also been completed in various government agencies including the Federal Reserve Bank, U.S. Postal Service and U.S. Immigration Service.


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

Remote video transmission and digital recording are other potential growth areas for Video. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and multiplexer, and eliminating the videotape. Video markets digital video recording and a remote video transmission unit developed by third-party vendors including Kalatel and Integral.

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

In 2002, we continued marketing CCTV to the school market. Successful installations were completed with reported benefits including decreased vandalism and improved safety. In schools, conventional CCTV is an extremely cost effective security option with Digital Recording and Remote Video Transmission becoming attractive options for large school districts.

Our largest single school CCTV installation was at the Norristown (PA) High School with 111 cameras, using digital recording and fiber optic cabling. It is an advanced cost effective system with video from all cameras instantly accessible on their network.


EAS  SYSTEMS

EAS systems consist of detection devices which are triggered when articles or persons tagged with reusable tags or disposable labels, (referred to as tags), pass through the detection device. The EAS systems which Sentry manufactures are based upon three distinct technologies. One, the Radio Frequency ("Knoscape RF") System, uses medium radio frequency transmissions in the two to nine megahertz range. Second, the "Ranger " system uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Magnetic ("Knoscape MM ") system uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz. Since 1996, Sentry has been an authorized distributor of the library security systems and related products of Minnesota Mining and Manufacturing Company ("3M"). We cancelled our distribution agreement with 3M effective December 31, 2002.

The principal application of Sentry's products is to detect and deter shoplifting and employee theft in supermarket, department, discount, specialty and various other types of retail stores including bookstores, video, liquor, drug, shoe, sporting goods and other stores. The use of these products reduces inventory shrinkage by deterring shoplifting, increases sales potential by permitting the more open display of greater quantities of merchandise, reduces surveillance responsibilities of sales and other store personnel and, as a result, increases profitability for the retailer. In addition, Sentry's EAS systems are used in non-retail establishments to detect and deter theft, in office buildings to control the loss of office equipment and other assets, in nursing homes and hospitals for both asset and patient protection, and in a variety of other applications.

The U.S. market for retail EAS systems and tags is estimated by industry sources at $570 million and is growing at an estimated rate of 8 percent per year.

At December 31, 2002, the approximate number of EAS Systems sold or leased by Sentry and its predecessors exceeded 25,500.

RADIO  FREQUENCY  AND  RANGER  DETECTION  SYSTEMS

Sentry manufactures and distributes the Knoscape RF system, the principal application of which is to detect and deter shoplifting and employee theft of clothing and hard goods in retail establishments. Sentry also manufactures and distributes the Ranger system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas which ordinarily would require multiple Knoscape RF systems for adequate protection. The Knoscape RF and Ranger systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling (Silver Cloud) and mounted in or on the floor in a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags, containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF systems or installation of one or more Ranger systems, the Company's products have the ability to protect any size entrance or exit.

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


BOOKINGS

Of Sentry's bookings for the year ended December 31, 2002, approximately 32 percent were attributable to SentryVision , 45 percent to CCTV, 20 percent to EAS and 3 percent to 3M library security systems. Of Sentry's bookings for the year ended December 31, 2001, approximately 23 percent were attributable to SentryVision , 40 percent to CCTV, 31 percent to EAS and 6 percent to 3M library security systems. For the year ended December 31, 2000, approximately 17 percent were attributable to SentryVision , 39 percent to CCTV, 39 percent to EAS, and 5 percent to 3M library security systems.


MAJOR  CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2002, 2001 and 2000, Lowe's Home Centers accounted for 40%, 22% and 14%, respectively, of total revenues. In 2001 and 2000, Goody's Family Clothing accounted for 11% and 15%, respectively, of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.


PRODUCTION

SENTRYVISION  AND  CCTV  PRODUCTS
---------------------------------

Sentry's manufacturing operations consist primarily of the assembly of its camera carriages and control units using materials and manufactured components purchased from third parties. Sentry is not dependent upon any particular supplier for these materials or components. Some parts are stock, "off-the-shelf" components, and other materials and system components are designed by Sentry and manufactured to Sentry's specifications. Final assembly operations are conducted at the Company's facilities in Hauppauge, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each system component and finished assembly undergoes a quality assurance check by Sentry prior to its shipment to an installation site. All SmartTrack electronic circuit board enclosures are tested and burned in for 72 hours. Upon completion, the finished product is tested and run for an additional 24 hours resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Sentry is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

EAS  PRODUCTS
-------------

Sentry produces at our facilities in Hauppauge, New York, or purchases through suppliers, its Knoscape RF, Ranger, Knoscape MM and KnoGlo, or their components. Production consists of final assembly operations of printed circuitry, electronic and mechanical components that Sentry purchases from various suppliers. Independent contractors using existing molds and tooling produce plastic cases and antenna coils for the tags to Sentry's specifications. Through product redesign efforts, final assembly machines were modified to reduce production complexities. As a result, increased production run rates of this product have been realized, simultaneously increasing production quality and reducing manpower. Sentry is not dependent on any one supplier or group of suppliers of components for its systems. Our policy is to maintain our inventory at a level that is sufficient to meet projected demand for its products. We do not anticipate any difficulties in continuing to obtain suitable components for EAS products at competitive prices in sufficient quantities as and when needed.


MARKETING

In 2002, we marketed our products through the direct efforts of approximately 13 salespersons located in select metropolitan areas across the United States and Canada, as well as through dealers/system integrators. Marketing efforts include participation in trade shows, targeted direct mailings and telemarketing. In addition, the effort is augmented through our Website which provides enhanced product and market oriented information. Internationally, we market SentryVision through large system integrators and distributors including Ultrak, Chubb, Cegelec, Intrepid and BSC. As part of the 2003 restructuring plan we have reduced the number of direct salespersons to four, whose efforts are now supplemented through six in-house sales support staff and independent sales representatives.



SENTRYVISION  AND  CCTV  PRODUCTS
---------------------------------

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

Beginning  in  mid-1998,  we  began  a  program to market SentryVision   through
qualified security dealers and integrators. Much of the industrial and institutional SentryVision /CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we are able to reach a far larger number of SentryVision prospects and penetrate the market more rapidly. The program has generated interest through trade advertising, direct mail and trade show participation. Domestic dealers did not generate significant SentryVision installations in industrial and institutional facilities in 2002. Prior sales were made through ADT, STG, Siemans, Mosler and Security Link.

In  addition,  we  market  SentryVision   internationally  using  independent
distributors. The agreements require the distributor to purchase a minimum dollar amount of the Company's product during the term of the agreement to retain distributor status. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2002, we have distributors in Canada, UK, France, Mexico, Belgium, Holland, Italy, Singapore, Brazil, Argentina, Hungary and Romania.

During  2002,  Video placed in service 186 SentryVision   systems and 4,449 CCTV
cameras, as compared to 97 SentryVision   systems and 4,257 CCTV cameras in 2001
and  84  SentryVision   systems  and  3,424  CCTV  cameras  in  2000.

EAS  PRODUCTS
-------------

Sentry EAS systems are marketed on both a direct sales and lease basis, with direct sales representing the majority of the business. The terms of the standard leases are generally from one to five years. The sales prices and lease rates vary based upon the type of system purchased or leased, number and types of targets included, the sophistication of the system employed and, in the case of a lease, its term. In the case of the Knoscape MM systems, detection targets which are permanently attached to the item to be protected are sold to the customer even when the system is leased. Therefore, in the case of either a sale or lease of a Knoscape MM system, as the customer replenishes its inventory, additional targets will be required for those items to be protected. We also market a more expensive, removable, reusable detection tag for use with the Knoscape MM systems on certain products such as clothing and other soft goods.

During each of the years ended December 31, 2002, 2001 and 2000 Sentry placed in service 590, 675 and 347, respectively, Knoscape RF, Ranger, and Knoscape MM systems.

RF and Ranger systems continue to be used by apparel and department stores which have wide exit areas and a desire for deterrence based on reusable hard tags. Both the Silver Cloud and Knoscape RF systems are universal in that they can detect both 2 MHz hard tags and 8 MHz labels. Knogo also markets an 8MHz P-2000 RF system designed for both hard and soft good customers. The P-2000 system is economical and self-installable by the customer.

Supermarkets, bookstores, video stores and specialty stores remain good prospects for MM systems due to the small size and low cost of Micro-Magnetic strips. Since 2000, Knoscape MM Systems feature updated digital electronics. Knoscape MM Systems detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

The library market continues to be a substantial market for magnetic technology. In March 1996, 3M and Sentry entered into a strategic alliance to provide universal asset protection to libraries across North America. The agreement permitted Sentry to act as a distributor of all of 3M's library products, including the 3M Tattle-Tape Security Strips, detection systems, 3M SelfCheck System hardware and software and other 3M library materials flow management products and accessories to public, academic and government libraries. Under the agreement, 3M provided service and installation for all new and existing Sentry library customers throughout North America. In exchange for these agreements, we agreed not to compete against 3M for sales and service of EAS Systems in the library market until March 2004.

Sales of 3M library products declined in 2002 and 2001 due to 3M's direct sales practices in competition with Sentry making it uneconomical to sell these products. As a result, we have discontinued our distribution agreement with 3M effective December 31, 2002.


DIALOC  ID  SECURITY  PRODUCTS

In February 2001, we introduced a new EAS system manufactured by Dialoc ID, which is housed in slender, self-contained Plexiglas panels. The new 9000 PL 8.2 MHz system provides retailers with clear lines of sight at the front end along with the durability of solid Plexiglas. The panels can be custom printed with the retailer's logo for enhanced image and trade name awareness. The system's electronics, which are built-in to the base of the Plexiglas antenna, provide detection of 8.2 MHz labels and hard tags in aisles up to six feet wide. The 9000 PL system is offered in both single and dual aisle configurations and is compatible with all existing 8.2 MHz tags and checkout accessories. The Plexiglas RF system is the first in a series of new products being brought to market by the Company as a result of a distribution agreement with Dialoc ID. In addition, through Sentry, Dialoc ID will introduce LaserFuse, a new RF label technology, which is compatible with, and an alternative to, the labels offered by Checkpoint Systems, Inc. In the future, we will also sell Dialoc ID products in the proximity access control and RFID markets.


BACKLOG

Our backlog of orders was approximately $5.2 million at December 31, 2002, as compared to approximately $6.0 million at December 31, 2001 and approximately $5.8 million at December 31, 2000. We anticipate that substantially all of the backlog present as of December 31, 2002 will be delivered within 12 months.


SEASONAL  ASPECTS  OF  THE  BUSINESS

Our current customers are primarily dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict.


SERVICE

Installation services are performed by our personnel and by carefully screened and supervised subcontractors as well as authorized dealers and distributors. Repair and maintenance services are performed primarily by the Company's personnel. All products sold or leased are covered by a warranty period, generally, one year. After the warranty period, we offer our customers the option of entering into a maintenance contract with the Company or paying for service on a per call basis.

Installations of SentryVision systems typically take from three days to several weeks and involve mounting the enclosures, installing the controller unit, installing the carriage assembly, and connecting control and transmission cables to the central monitoring location. Items such as high voltage power termination wiring are typically the responsibility of the end user.

Throughout 1999, a great deal of our efforts were directed at servicing the existing SentryVision systems, as reliability problems were not completely resolved. Our engineering efforts were directed at resolving electronic problems, which resulted in numerous service calls and in the re-design of printed circuit boards to upgrade them and increase their performance and reliability. These issues were substantially resolved in the first half of 1999. Mechanical reliability issues then became our focus in the latter half of 1999 as system problems continued. These issues appear to have been largely resolved with the development and introduction in 1999 of new drive and idler wheels, brush block assemblies and wire harnesses.

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

Since 2000, we have added Service Partners and installation contractors in 25 key market areas. In total, we have more than 86 trained service technicians in the field to augment service provided by Company employees. Many of these partners are factory trained and have contractual commitments to provide prompt, quality service at our direction. The field service management structure was also modified so that two of our most experienced managers will focus exclusively on quality control with our service partners.

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

Technician headcount was reduced to 29 at the end of 2002 as we continued to develop expertise among our service and installation partner companies. Company employees now perform only technical service and our well-established partner network performs all installations. The model remains cost-effective and allows us to scale our efforts up or down as business requires without the risk of a fixed cost structure.

Our Design Center personnel continued to screen all service requests and were able to close almost 500 calls over the telephone, avoiding costly service calls. In addition, careful screening allowed us to ship replacement parts in advance of the technician's arrival increasing our ability to complete calls in a single visit.

Customer service is a priority and we are focused on continued improvements in 2003. We anticipate that increased installation and service work can be supported by the existing headcount and infrastructure.


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

To our knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic (acquired by Tyco/ADT), Checkpoint Systems, Inc., Philips, Inc., Pelco Manufacturing, Inc., Panasonic, Inc., and Ultrak, Inc. (recently purchased by Honeywell) are the Company's principal competitors. ADT has also begun marketing a traveling CCTV system in the U.S. Outside the U.S., we are aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B., Sensormatic and DETI in France and Moving Cameras Ltd. in the UK. Some of our competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

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

SENTRYVISION
------------

Sentry has a United States patent covering the cable-free transmission of a video signal to and from the carriage. This technology prevents degradation of the video signal which can result from the movement of and prolonged friction caused by the carriage. Three additional U.S. patents were received for improvements made to the original technology which has been incorporated into the SmartTrack product. Sentry also has received a corresponding European patent and eleven foreign country patents. We intend to seek patent protection on specific aspects of the SentryVision system, as well as for certain aspects of new systems which may be developed for Sentry. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Sentry.

We are not aware of any infringement of patents or intellectual property held by third parties. However, if Sentry is determined to have infringed on the rights of others, Sentry may be required to obtain licenses from such other parties. There can be no assurance that the persons or organizations holding desired technology would grant licenses at all or, if licenses were available, that the terms of such licenses would be acceptable to the Company. In addition, we could be required to expend significant resources to develop non-infringing technology.

Sentry has also relied on the registration of trademarks and trade names, as well as on trade secret laws and confidentiality agreements with its employees. While we intend to continue to seek to protect Sentry's proprietary technology and developments through patents, trademark registration, trade secret laws and confidentiality agreements, we do not rely on such protection to establish and maintain Sentry's position in the marketplace. Management believes that improvement of Sentry's existing products, reliance upon trade secrets and on unpatented proprietary know-how, and the development of new products will be as important as patent protection in establishing and maintaining a competitive advantage.

EAS  PRODUCTS
-------------

Sentry has 26 United States and Canadian patents and one patent applications relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Sentry in its Knoscape RF, Ranger and Knoscape MM systems, (ii) various specific improvements used in the Knoscape RF, Ranger and Knoscape MM systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Sentry's EAS systems.

Sensormatic and Knogo license certain patent rights and technology to each other, for use in their respective territories, pursuant to the License Agreement dated December 29, 1994, entered into in connection with the 1994 Sensormatic transaction.


RESEARCH  AND  DEVELOPMENT

As of December 31, 2002, Sentry Technology Corporation had 9 full time employees engaged in research, engineering and product development. In addition, the Company may retain consultants to assist in specific areas related to research, engineering and product development. For the years ended December 31, 2002, 2001 and 2000, approximately $0.5 million, $0.7 million and $0.9 million, respectively, was expended on Company-sponsored research.

As a direct result of prior efforts to improve product reliability, most engineering tasks in 2002 focused on adding features to the SmartTrack System and towards reducing the cost of manufactured products. Enhancements were made to the electro-mechanical, electronic, software, and optical portions of the SmartTrack System.

Mechanical reliability and extended service life was accomplished through various improvements in material and the application of new assembly techniques.

Electronics controlling video modulation were improved resulting in sharper images. Improved circuit design also contributed to greater system reliability.

Extensive development in software during 2002 resulted in improved user interfaces, additional support for industry protocols, and allowed the use of a wider range of camera options.

Improved optics through the use of higher-grade plastic enclosures have eliminated image distortion and reduced the cost of the system.

Additional  projects  included  revisions  to  EAS  products.

RF systems have been enhanced through improvements in the electronics resulting in shorter installation times and greater system stability. Introducing acrylic antenna panels for a more modern look enhanced visual aesthetics of the Knoscape RF product.

The Ranger system has been upgraded to use recently available integrated circuits resulting in greater system stability.


REGULATION

Because Sentry's EAS and CCTV systems use radio transmission and electromagnetic wave principles, such systems are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934. In those instances where it has been required, certification of such products by the FCC has been obtained. As new products are developed by the Company, application will be made to the FCC for certification or licensing when required. No assurance can be given that such certification or licensing will be obtained or that current rules and regulations of the FCC will not be changed in an adverse manner.

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

Industry Canada, the department of the Canadian federal government that regulates and licenses the radio frequency spectrum in Canada, has brought to our attention that several hundred of the units of the earlier generation of Ranger 1 and 2 EAS devices sold by our Knogo subsidiary to retailers in Canada do not comply with the relevant Industry Canada technical standards, and may cause interference to other users of the radio spectrum. Industry Canada has written to the customers concerned to apprise them of the situation, and to demand that the non-compliant devices be removed or replaced with compliant ones. The Company worked with Industry Canada officials and the retailers concerned to put in place a replacement program and a schedule that will satisfy both the retailers and Industry Canada. All identified retailers have subsequently upgraded to compliant EAS devices. Under the Radiocommunication Act (Canada) (the "Act") which it administers, Industry Canada has extensive powers to, among other measures, confiscate radio equipment that is non-compliant, and to initiate prosecutions for alleged violations of the regulatory provisions in the Act. However, Industry Canada's normal practice is to use co-operative approaches to problems of technical non-compliance or radio interference, and to work with the parties concerned to resolve such problems within a reasonable time frame. As a result of our continuing efforts in co-operating with Industry Canada, we believe that all remaining issues relating to the Ranger 1 and 2 problems have been resolved.


EMPLOYEES

At December 31, 2002, the Company and its subsidiaries employed 117 full-time employees, of whom 19 were employed in administrative and clerical capacities, 6 in engineering, research and development, 26 in production, 20 in marketing and sales and 46 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements. As part of our restructuring plan, our headcount was reduced by approximately 50% on March 7, 2003.


PROPERTIES

The Company's principal executive, sales and administrative offices, and its production, research and development and distribution facilities are located in Hauppauge, New York, in a 68,000 square foot facility leased by the Company.


LEGAL  PROCEEDINGS

Although we are involved in ordinary, routine litigation incidental to our business, we are not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.


SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the fiscal year ended December 31, 2002, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

Item  5.     Market  for  the  Company's  Common  Equity and Related Stockholder
-------      -------------------------------------------------------------------
Matters.
-------

     (a)     Price  Range  of  Common  Stock.

     The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the over-the-counter bulletin board.

                                     Stock Prices
                                     ------------
                             High             Low             Close
                             ----             ---             -----
    2001
First  Quarter           $   0.093       $   0.040         $  0.045
Second Quarter               0.210           0.045            0.125
Third  Quarter               0.200           0.080            0.110
Fourth Quarter               0.255           0.100            0.150

    2002
First  Quarter           $   0.220       $   0.120         $  0.140
Second Quarter               0.210           0.080            0.100
Third  Quarter               0.100           0.050            0.080
Fourth Quarter               0.070           0.010            0.020

    2003
First  Quarter
(through March 28,2003)  $   0.030       $   0.010         $  0.020


The Company's Common Stock is quoted on the OTC Bulletin Board ("OTCBB") using the symbol SKVY. The Company's Class A Preferred Stock ("SKVYP") traded on the OTCBB prior to its redemption effective January 8, 2001.

     (b)     Holders  of  Common  Stock.

     The Common Stock began trading on the American Stock Exchange on February 13, 1997 under the symbol "SKV." Prior to such date, no public market for the Common Stock existed. As of March 28, 2003, the Company had 82,560,347 shares of Common Stock issued and outstanding, which were held by 293 holders of record and approximately 2,900 beneficial owners.

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

     (d)     Redemption  of  Class  A  Preferred  Stock.

     At a special meeting of shareholders held on December 8, 2000, a proposal was adopted to pay a one-time stock dividend of .075 of a share of preferred stock to preferred stockholders on the effective date of the Dialoc ID investment, and immediately thereafter each share of preferred stock was reclassified into five shares of common stock. The Dialoc ID investment took place on January 8, 2001, at which time the preferred shares were reclassified into 28,666,660 shares of common stock.

     For additional information with respect to the Class A Preferred Stock, see
Note  1  to  the  Consolidated  Financial  Statements.


Item  6.     Selected  Financial  Data
-------      -------------------------

     The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. This consolidated financial data includes certain assets and liabilities of Knogo, on a historical basis, relating to Knogo's operations in the United States, Canada and Puerto Rico prior to February 12, 1997 and includes the results of operations of Video Sentry after that date. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.



                                                                    (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Years Ended December 31,. . . . . . . . . . . . . . . . . . . . .     1998       1999       2000      2001      2002
                                                                   --------  ---------  ---------  --------  --------

SELECTED STATEMENT OF OPERATIONS DATA:
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .  $28,156   $ 22,281   $ 19,865   $17,299   $14,536
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .   14,412     14,339     11,120     8,879     7,382
Customer service expenses . . . . . . . . . . . . . . . . . . . .    6,253      5,457      4,464     4,361     4,240
Selling, general and administrative
     expenses . . . . . . . . . . . . . . . . . . . . . . . . . .   10,118      9,169      7,576     5,773     5,227
Restructuring and impairment
    charges . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      3,026      2,981         -         -
Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . .        -        503          -         -         -
Loss before income taxes. . . . . . . . . . . . . . . . . . . . .   (4,483)   (11,034)    (7,821)   (2,911)   (3,356)
Loss before cumulative effect
    of change in accounting principal . . . . . . . . . . . . . .   (4,504)   (11,034)    (7,821)   (2,911)   (3,356)

Cumulative effect of change in accounting principal . . . . . . .        -          -        301         -         -
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,504)   (11,034)    (8,122)   (2,911)   (3,356)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . .    1,263      1,326      1,337        25         -

Return to common shareholders from redemption of preferred stock.        -          -          -    27,198         -
Net income (loss) available to
   common shareholders. . . . . . . . . . . . . . . . . . . . . .   (5,767)   (12,360)    (9,459)   24,262    (3,356)
Net income (loss) per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (0.59)     (1.27)     (0.97)     0.40     (0.05)
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (0.59)     (1.27)     (0.97)     0.39     (0.05)

As of December 31,

SELECTED BALANCE SHEET DATA:. . . . . . . . . . . . . . . . . . .     1998       1999       2000      2001      2002
                                                                   --------  ---------  ---------  --------  --------
Working capital . . . . . . . . . . . . . . . . . . . . . . . . .  $12,668   $  6,290   $  2,173   $ 2,235   $  (768)
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .   33,496     22,007     13,845    11,561     7,992
Property, plant and equipment, net. . . . . . . . . . . . . . . .    4,348      3,934      3,324     2,962     2,563
Obligations under capital leases. . . . . . . . . . . . . . . . .    3,241      3,058      2,892     2,751     2,652
Redeemable cumulative preferred stock . . . . . . . . . . . . . .   26,517     27,843     29,180         -         -

Total common shareholders' equity (deficit) . . . . . . . . . . .   (3,975)   (16,335)   (25,794)    2,891      (451)




Item  7.     Management's  Discussion  and  Analysis  of  Financial
-------      ------------------------------------------------------
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

     Inventory Obsolescence --We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required.

Accrued Warranty -- We provide for the estimated cost of product warranty at the time revenue is recognized. We calculate the reserve utilizing historical product failure rates and service repair costs by product family. These rates are reviewed and adjusted periodically. We utilize judgment for estimating these costs and adjust our estimates as actual results become available.

     Related Party Transactions -- Details of related party transactions are included in Item 13 and in Notes 2 and 12 of the Financial Statements of this Form 10-K.

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2002  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2001

     Consolidated revenues were 16% lower in the year ended December 31, 2002 than in the year ended December 31, 2001. We sell our products predominantly into the retail market. Our overall domestic revenues continued to be impacted by the post September 11 soft economic environment, resulting in a slowdown or delay in new retail store openings of some of our customers. The backlog of orders, which we expect to deliver within twelve months, decreased to $5.2 million at December 31, 2002 as compared to $6.0 million at December 31, 2001. Total revenues for the periods presented are broken out as follows:


                                     2002               2001            Change
                                     ----               ----            ------
                                          (in  thousands)
EAS                               $  2,530           $  5,600           (55%)
CCTV                                 4,578              4,833            (5%)
SentryVision                         2,368              1,772            34%
3M  library  products                  256                622           (59%)
                                  --------           --------
Total  sales                         9,732             12,827           (24%)
Service, installation and other      4,804              4,472             7%
                                  --------           --------
Total  revenues                   $ 14,536           $ 17,299           (16%)
                                  = ======           = ======           ====

     The decline in EAS sales in 2002 is primarily a result of lower sales to two of our largest EAS customers, which have opened fewer new stores in 2002, and lower sales to our Mexican distributor. The decrease in CCTV revenues and increase in SentryVision revenues is primarily a result of a decision by our largest customer to resume purchasing our traveling camera products in 16 existing store locations in 2002. We continue to see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. Sales of 3M library products declined due to 3M's direct sales practices in competition with Sentry, making it uneconomical for us to sell 3M products in the library marketplace. As a result, we have cancelled our distribution agreement with 3M effective December 31, 2002. Service revenues increased as a result of the higher base of installed systems no longer under warranty but were partially offset by lower installation revenues resulting from lower EAS and CCTV sales.
     Cost of sales, as a percentage of sales, were 76% in 2002 as compared to 69% in 2001. The reduction of sales in 2002 and related decrease in production levels resulted in significant manufacturing inefficiencies, including the under absorption of labor and overhead. In addition, there were higher scrap and rework costs and higher provisions for slow moving inventories in 2002 as compared to 2001.
     Customer service expenses decreased 3% in 2002 as compared to 2001 despite an increase in maintenance and service revenues. This is primarily a result of the successful implementation of a new service delivery model, which reduced our fixed costs through a reduction in the number of the Company's customer service employees and a greater reliance on trained and qualified installation and service partners.
     Selling, general and administrative expenses decreased 9% to $5.2 million in 2002 from $5.8 million in 2001 primarily as a result of continuing cost saving measures including further subleasing of our office space, lower phone costs, lower selling expenses and lower bad debt and warranty costs.

     Research and development costs continued to decrease in 2002 when compared to the previous year primarily due to a reduction in prototype costs associated with the development of the SentryVision SmartTrack system, which was released in 2001.

     Interest expense decreased slightly in 2002 over 2001 primarily due to lower average borrowings under our revolving credit agreement and lower interest rates.

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

     As a result of the foregoing, Sentry had a net loss of $3.4 million in the year ended December 31, 2002 as compared to a net loss of $2.9 million in the year ended December 31, 2001.

     We recorded preferred stock dividends of $25,000 in the first quarter of 2001 prior to the redemption of the Class A Preferred Stock on January 8, 2001.

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

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2000

     Consolidated revenues were 13% lower in the year ended December 31, 2001 than in the year ended December 31, 2000. Our overall domestic revenues continued to be impacted by the soft economic environment resulting in a slowdown or delay in new retail store openings of some of our customers. As part of our reorganization of our sales department, more than one-third of our account executives were terminated by June 2001. Following the release to the sales force in September of the new SmartTrack traveling camera system, we were able to hire replacements in the middle of the fourth quarter. In addition, some large contracts expected earlier in the last quarter of the year were not received until the latter part of December 2001, delaying revenue recognition until the installations could be completed in 2002. The backlog of orders, which we expect to deliver within twelve months, increased to $6.0 million at December 31, 2001 as compared to $5.8 million at December 31, 2000. Also Sensormatic stopped ordering EAS OEM equipment resulting in a $1.5 million reduction of revenues. Total revenues for the periods presented are broken out as follows:

                                       2001           2000          Change
                                       ----           ----          ------
                                           (in thousands)
EAS                                 $ 5,600        $ 7,545           (26%)
CCTV                                  4,833          5,340            (9%)
SentryVision                          1,772          1,713             3%
3M  library  products                   622          1,103           (44%)
                                    -------        -------
Total  sales                         12,827         15,701           (18%)
Service, installation and other       4,472          4,164             7%
                                    -------        -------
Total  revenues                     $17,299        $19,865           (13%)
                                    =======        =======           ====

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

     Cost of sales as a percentage of sales were 69% in 2001 as compared to 64% in 2000, excluding special charges described below. Higher scrap and rework costs and production inefficiencies due to reduced volume in our manufacturing operations were the primary cause of the increase in the percentage in the current year. In 2000, as part of our restructuring plan, we included in cost of sales special charges of $1.0 million primarily representing provisions for obsolete or excess inventory. Those charges, in 2000, were a result of a combination of the introduction of SmartTrack, which replaced earlier generation SentryVision systems, and the substitution of certain Dialoc ID systems which were expected to replace systems in our EAS product lines.

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

     Research and development costs continued to decrease in 2001 when compared to the previous year due to further consolidation of facilities. The primary emphasis in the current year continued to be directed towards the completion of the new SentryVision SmartTrack system, which was released to production at the end of the third quarter. Additional savings were achieved through the shared research and development activities with Dialoc ID as a result of their investment.

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

     We recorded preferred stock dividends of $25,000 and $1.3 million in 2001 and 2000. In connection with the waiver of certain financial covenants under the agreement with our commercial lender, we were not allowed to pay cash dividends, including the cash dividend on our preferred stock which would otherwise have been payable in August of 1999, February and August 2000. At a special meeting of shareholders held on December 8, 2000, a proposal was adopted to pay a one-time stock dividend of .075 of a share of Class A Preferred Stock to preferred stockholders in lieu of accrued dividends on the effective date of the Dialoc ID investment, and immediately thereafter to reclassify each share of preferred stock into five shares of common stock. The Dialoc ID investment took place on January 8, 2001. The reclassification of the Class A Preferred Stock resulted in a return to the common shareholders of $27.2 million, which was recorded in the first quarter of 2001. This amount represents the difference between the fair market value of the common stock issued and the carrying amount of the preferred stock redeemed.

LIQUIDITY  AND  CAPITAL  RESOURCES

     On March 22, 2002, we entered into a new three-year revolving line of credit and term loan with the CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.25% at December 31, 2002), plus 2% per annum. We are required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of our assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. As of December 31, 2002, we had borrowings of approximately $2.0 million, the maximum amount available under the facility. In addition, we entered into a $100,000 term loan with CIT. The principal is being repaid to CIT in twelve equal monthly installments of $8,333 beginning May 1, 2002. Interest on the term note is at prime plus 2.25%. The balance on the term loan at December 31, 2002 was $33,000. In December 2002, we hired the consulting firm of Clear Thinking Group, to provide us with crisis management services and to assist us in presenting a plan to CIT to fund an over-advance facility to assist Sentry through its transition to its restructuring plan. Subsequent to year-end, we were successful in obtaining from CIT an over-advance facility of up to $300,000.

We will require positive cash flow from operations to meet our working capital needs over the next twelve months. We anticipated receiving significant additional purchase orders from specific customers during 2002. While some of these purchase orders were eventually received, the delay of those received and loss of other orders caused us to: (i) operate in a cash flow deficit for the year; (ii) borrow the maximum amounts available under our credit facility; and
(iii)  pursue  potential  sources  of  debt  or  equity  financing.

     On October 10, 2002, we entered into a purchase order financing facility with EPK Financial Corporation ("EPK"). Purchase order financing is short term funding used to finance the purchase or manufacture of specific goods that we have pre-sold to credit worthy end customers. Funding entails EPK providing funds directly to vendors to allow us to secure the inventory we need to fulfill customers' orders. Sentry's costs for each financing transaction will be equal to 3.5% of Sentry's selling price, plus 1.85% on the maximum outstanding funded amount each ten calendar days or portion thereof, until EPK is paid in full, plus expenses. In connection with this facility, an Intercreditor Agreement was entered into between EPK, CIT and Sentry. Under this agreement, CIT subordinated its rights and interests in the collateral related to each transaction to EPK. Currently, under the terms of the Intercreditors Agreement, the maximum amount subordinated to EPK at any time is limited to $440,000. Sentry will use the funds provided by EPK to fund vendor purchases to complete orders currently in backlog.

Through 2002, we were not successful in achieving positive cash flow from operations and as a result, our payables to vendors are substantially in excess of terms. Most of our vendors have us on a COD basis. We are currently working with several investment banking firms to assist the Company in conducting an organized search and evaluation regarding a possible corporate transaction to gain access to greater resources and to exploit Sentry's products and technological advances. We are looking to raise in excess of $4 million in debt or equity financing to assist the Company in satisfying our trade payables situation and to achieve our longer-term goals.

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To further address the continuing losses, our business plan for 2002 included the following:

-     Entering  into  a  new  three-year  financing  agreement.
- Addition of new products, including high-end EAS systems and disposable tags and labels, proximity access control and RFID, through our distribution agreement with Dialoc ID.
- Increased promotion of SmartTrack, our new entry in the SentryVision family of products.
- Strengthening our international dealer network with new and financially stronger business partners.
- Joint participation with Dialoc ID in trade show activity and a refocus on expanding business with existing customers.
- Continuation and expansion of our Service Partner program to augment service provided by our employees.
-     Further  subletting  of  office  space  in  our  corporate  offices.
-     Continued  emphasis  on  growing  international  dealer  base.
-     Various  additional  cost  cutting  and  cost  saving  initiatives.

While we were successful in completing the above named goals, we were unable to meet our projected revenue growth targets. Our order flow with our largest customer, Lowe's Home Center increased, but we were unable to replace other lost business with sufficient new customer orders. While indications appear that the retail economy is picking up, we believe that our markets will remain sluggish for the next year. In addition, the uncertainties surrounding the impact of the war could have a further impact on our 2003 results.

As a result, in December 2002, the Board of Directors approved a restructuring plan to strengthen our operating efficiencies and to better align our operations with current economic and market conditions. The revised business plan calls for the following:

- Significantly downsize our operations including the elimination of approximately 60 of 117 positions to support a business with sales of approximately $15 million.
- Negotiate with the current landlord to move out of its present corporate facility and relocate to a smaller and less costly facility.
- Dedicate a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsource all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expand our Service Partner program to augment service provided by our employees.
-     Negotiate  a  settlement  with  past  due  trade  vendors.

On January 7, 2003, we initiated our restructuring plan. Due to the size of the layoff, Sentry was required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities will be expensed as they are incurred. We believe the successful implementation of this restructuring will result in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or that additional debt or equity financing will be available on terms that are satisfactory to Sentry, or that any such debt or equity financing will be sufficient to provide the full amount of funding necessary. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions.

Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of December 31, 2002.

Under the terms of the share purchase agreement, Dialoc ID had the right to acquire up to 51% of our common stock. On May 13, 2002, Dialoc ID exercised their purchase right for an additional 14,500,000 shares of newly issued common stock at an exercise price of $0.001 per share. As a result of this transaction, as of December 31, 2002, Dialoc ID owned 42,067,017 shares representing 48.1% of our common stock outstanding. On January 7, 2003, they brought their ownership to 51% through the exercise of 4,516,475 shares of newly issued common stock at an exercise price of $0.001 per share.

Currently, Dialoc ID is not able to provide additional financial support for Sentry. If we are not able to raise additional debt or equity financing, we could be forced into a bankruptcy or be required to liquidate our assets. In this scenario, most likely, our secured lender would receive the bulk of any proceeds.

     The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating and capital leases as of December 31, 2002.

Contractual                    Less than       1-3        4-5        After 5
Obligations           Total      1 Year       Years      Years        Years
-----------                    ---------      -----      -----       -------
                                   (In Thousands)

Operating Leases     $ 2,877     $  205     $   617     $   411     $ 1,644
Capital Leases         5,301        394       1,148         753       3,006
                     -------     ------     -------     -------     -------
Total                $ 8,178     $  599     $ 1,765     $ 1,164     $ 4,650
                     =======     ======     =======     =======     =======


RECENT  ACCOUNTING  PRONOUNCEMENTS

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

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

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

In  June  2002,  SFAS  No.  146,  "Accounting  for Costs Associated with Exit or
Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The costs associated with our restructuring plan, which are not expected to be material, will be expensed as incurred in 2003 in accordance with SFAS No. 146.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

INFLATION

     The Company does not consider inflation to have a material impact on the results of operations.


CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry's two major customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel due to its current financial condition; (vi) the risk that the borrowing availability under the new credit facility will not be adequate to meet the Company's growth requirements; and (vii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item
1.  Business-Competition."

                                       24


Item  8.      Financial  Statements  and  Supplementary  Data.
-------       -----------------------------------------------


                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                               REPORT ON AUDITS OF
                               -------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                          AND SUPPLEMENTARY INFORMATION
                          -----------------------------

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------



                                    CONTENTS
                                    --------

                                                                    Page
                                                                    ----
CONSOLIDATED  FINANCIAL  STATEMENTS:

     Independent  auditors'  reports                            F-1  -  F-2

     Balance  sheets                                                F-3

     Statements  of  operations                                     F-4

     Statements  of  shareholders'  equity                          F-5

     Statements  of  cash  flows                                    F-6

     Notes  to  financial  statements                           F-7  -  F-23


SUPPLEMENTARY  INFORMATION:

     Schedule  II  -  Valuation  and  Qualifying  Accounts          F-24

                                     ------
                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders of Sentry Technology Corporation
Hauppauge,  New  York


We have audited the accompanying consolidated balance sheet of Sentry Technology Corporation and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. Our audit also includes information as of and for the year ended December 31, 2002 included in the financial statement schedule listed in the Index at item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such information as of and for the year ended December 31, 2002 included in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's recurring losses from operations and negative cash flow position raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Holtz  Rubenstein  &  Co.,  LLP


Melville,  New  York
February  28,  2003

INDEPENDENT  AUDITORS'  REPORT
To the Board of Directors and Stockholders of Sentry Technology Corporation
Hauppauge,  New  York


We have audited the accompanying consolidated balance sheet of Sentry Technology Corporation and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2001 listed in the Index at item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2001 and 2000 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte  &  Touche  LLP

Jericho,  New  York
March  22,  2002



                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                                                               December 31,
                                                                                 2002       2001
                                                                        --------------  ---------
ASSETS
----------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $         266   $    423
   Accounts receivable, less allowance for doubtful accounts
      of  $303 and $763, respectively. . . . . . . . . . . . . . . . .          1,472      2,713
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,145      4,740
   Prepaid expenses and other current assets . . . . . . . . . . . . .            237        399
          Total current assets . . . . . . . . . . . . . . . . . . . .          5,120      8,275
                                                                        --------------  ---------
PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . . . . . .          2,563      2,962
PATENTS, less accumulated amortization of $338 and $296, respectively.            207        234
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            102         90
                                                                        $       7,992   $ 11,561
                                                                        --------------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------
Current Liabilities:
   Revolving line of credit and term loan. . . . . . . . . . . . . . .  $       2,067   $  2,599
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          1,807      1,153
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .          1,523      1,864
   Obligations under capital leases - current portion. . . . . . . . .             97        121
   Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .            394        303
          Total current liabilities. . . . . . . . . . . . . . . . . .          5,888      6,040
                                                                        --------------  ---------

OBLIGATIONS UNDER CAPITAL LEASES, noncurrent portion . . . . . . . . .          2,555      2,630
          Total liabilities. . . . . . . . . . . . . . . . . . . . . .          8,443      8,670
                                                                        --------------  ---------

COMMITMENTS AND CONTINGENCIES (Notes 2, 8 and 13)
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.001 par value; authorized 140,000 shares,
      issued and outstanding 78,044 and 61,543 shares, respectively. .             78         62
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .         44,521     44,403
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .        (44,930)   (41,574)
   Note receivable from shareholder. . . . . . . . . . . . . . . . . .           (120)         -
                                                                                        ---------
         Total shareholders' equity (deficit). . . . . . . . . . . . .           (451)     2,891
                                                                        --------------

                                                                        $       7,992   $ 11,561

                 See notes to consolidated financial statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                               Years Ended
                                                               December  31,
                                                               -------------
                                                      2002            2001         2000
                                                -----------  --------------  -----------
REVENUES:
  Sales. . . . . . . . . . . . . . . . . . . .  $    9,732   $      12,827   $   15,701
  Service revenues and other . . . . . . . . .       4,804           4,472        4,164
                                                -----------  --------------  -----------
                                                    14,536          17,299       19,865
                                                -----------  --------------  -----------
COST AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . .       7,382           8,879       11,120
  Customer service expenses. . . . . . . . . .       4,240           4,361        4,464
  Selling, general and administrative expenses       5,227           5,773        7,576
  Research and development . . . . . . . . . .         548             661          862
  Asset impairment charges . . . . . . . . . .           -               -        2,981
                                                -----------  --------------  -----------
                                                    17,397          19,674       27,003
                                                -----------  --------------  -----------
OPERATING LOSS . . . . . . . . . . . . . . . .      (2,861)         (2,375)      (7,138)
INTEREST EXPENSE . . . . . . . . . . . . . . .         495             536          683
                                                -----------  --------------  -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT ON CHANGE IN ACCOUNTING PRINCIPLE. .      (3,356)         (2,911)      (7,821)

INCOME TAXES . . . . . . . . . . . . . . . . .           -               -            -
                                                -----------  --------------  -----------
NET LOSS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE. . . . . . .      (3,356)         (2,911)      (7,821)
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE. . . . . . . . . . . .           -               -         (301)
                                                -----------  --------------  -----------
NET LOSS . . . . . . . . . . . . . . . . . . .      (3,356)         (2,911)      (8,122)
PREFERRED STOCK DIVIDENDS. . . . . . . . . . .           -             (25)      (1,337)
RETURN TO COMMON SHAREHOLDERS FROM
   REDEMPTION OF PREFERRED STOCK . . . . . . .           -          27,198            -
                                                -----------  --------------  -----------
NET INCOME (LOSS) ATTRIBUTED TO
   COMMON SHAREHOLDERS . . . . . . . . . . . .  $   (3,356)  $      24,262   $   (9,459)
                                                ===========  ==============  ===========
NET INCOME (LOSS) PER COMMON SHARE BEFORE
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE:
   Basic . . . . . . . . . . . . . . . . . . .  $    (0.05)  $        0.40   $    (0.94)
                                                ===========  ==============  ===========
   Diluted . . . . . . . . . . . . . . . . . .  $    (0.05)  $        0.39   $    (0.94)
                                                ===========  ==============  ===========
NET INCOME (LOSS) PER COMMON SHARE:
   Basic . . . . . . . . . . . . . . . . . . .  $    (0.05)  $        0.40   $    (0.97)
                                                ===========  ==============  ===========
   Diluted . . . . . . . . . . . . . . . . . .  $    (0.05)  $        0.39   $    (0.97)
                                                ===========  ==============  ===========
WEIGHTED AVERAGE COMMON SHARES:
   Basic . . . . . . . . . . . . . . . . . . .      72,193          60,468        9,751
                                                ===========  ==============  ===========
   Diluted . . . . . . . . . . . . . . . . . .      72,193          62,008        9,751
                                                ===========  ==============  ===========

                 See  notes  to  consolidated  financial  statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------
                                 (IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------



                                                                                                              Note
                                                                            Additional                     Receivable
                                                        Common Stock          Paid-in     Accumulated         from
                                                    Shares        Amount      Capital       Deficit         Shareholder
                                                    ------        ------

BALANCE, January 1, 2000 . . . . . . . . . . . . .    9,751    $     10     $  14,196     $ (30,541)       $     -

Net loss and comprehensive loss. . . . . . . . . .        -           -             -        (8,122)             -
Preferred stock dividends. . . . . . . . . . . . .        -           -        (1,337)            -              -
                                                    -------    --------     ----------    ----------       -----------

BALANCE, December 31, 2000 . . . . . . . . . . . .    9,751          10        12,859       (38,663)             -

Net loss and comprehensive loss. . . . . . . . . .        -           -             -        (2,911)             -
Preferred stock dividends. . . . . . . . . . . . .        -           -           (25)            -              -
Redemption of preferred stock for common stock . .   28,667          29        29,176             -              -
Net proceeds from common stock issued to Dialoc ID   23,050          23         2,388             -              -
Exercise of stock options. . . . . . . . . . . . .       75           -             5             -              -
                                                    -------    --------     ----------   ----------        -----------

BALANCE, December 31, 2001 . . . . . . . . . . . .   61,543          62        44,403       (41,574)             -

Net loss and comprehensive loss. . . . . . . . . .        -          -              -        (3,356)             -
Net proceeds from common stock issued to Dialoc ID   14,500          14             -             -              -
Exercise of stock options. . . . . . . . . . . . .    2,001           2           118             -           (120)
                                                    -------    --------     ----------   ----------        -----------

BALANCE, December 31, 2002 . . . . . . . . . . . .   78,044    $     78     $  44,521    $  (44,930)       $  (120)
                                                    =======    ========     ==========   ==========        ===========



                                                       Total
                                                       Common           Redeemable
                                                    Shareholders'       Cumulative
                                                       Equity           Preferred
                                                      (Deficit)           Stock
                                                    ------------        ----------
BALANCE, January 1, 2000 . . . . . . . . . . . . .  $  (16,335)         $ 27,843

Net loss and comprehensive loss. . . . . . . . . .      (8,122)                -
Preferred stock dividends. . . . . . . . . . . . .      (1,337)            1,337
                                                    -----------        ---------

BALANCE, December 31, 2000 . . . . . . . . . . . .     (25,794)           29,180

Net loss and comprehensive loss. . . . . . . . . .      (2,911)                -
Preferred stock dividends. . . . . . . . . . . . .         (25)               25
Redemption of preferred stock for common stock . .      29,205           (29,205)
Net proceeds from common stock issued to Dialoc ID       2,411                 -
Exercise of stock options. . . . . . . . . . . . .           5                 -
                                                    -----------         ---------

BALANCE, December 31, 2001 . . . . . . . . . . . .       2,891                 -

Net loss and comprehensive loss. . . . . . . . . .      (3,356)                -
Net proceeds from common stock issued to Dialoc ID          14                 -
Exercise of stock options. . . . . . . . . . . . .           -                 -
                                                    -----------         ---------

BALANCE, December 31, 2002 . . . . . . . . . . . .  $     (451)         $      -
                                                    ===========         =========


                 See notes to consolidated financial statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (IN THOUSANDS)


                                                                      Years  Ended
                                                                      December  31,
                                                                 2002      2001       2000
                                                             ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $ (3,356)  $(2,911)  $ (8,122)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
           Depreciation and amortization. . . . . . . . . .       474       505        632
           Amortization of intangibles and other assets . .        42        33      1,010
  Provision for bad debts . . . . . . . . . . . . . . . . .      (226)       37        224
  Loss on impairment of assets. . . . . . . . . . . . . . .         -         -      2,981
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . .     1,467       428      3,436
     Inventories. . . . . . . . . . . . . . . . . . . . . .     1,595       534        (16)
     Prepaid expenses and other assets. . . . . . . . . . .       142       188       (232)
     Accounts payable and accrued liabilities . . . . . . .       313    (1,079)       239
     Deferred income. . . . . . . . . . . . . . . . . . . .        91       (49)       133
       Net cash provided by (used in) operating activities.       542    (2,314)       285
                                                             ---------  --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment . . . . . . . .       (41)     (124)        23
  Intangibles . . . . . . . . . . . . . . . . . . . . . . .       (15)      (20)       (11)
      Net cash provided by (used in) investing activities .       (56)     (144)        12
                                                             ---------  --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit . . . .      (566)     (321)      (155)
  Proceeds of term loan . . . . . . . . . . . . . . . . . .       100         -          -
  Repayment of term loan. . . . . . . . . . . . . . . . . .       (67)        -          -
  Repayment of obligations under capital leases . . . . . .      (124)     (141)      (166)
  Proceeds from exercise of stock options . . . . . . . . .         -         5          -
  Proceeds of sale of stock, net. . . . . . . . . . . . . .        14     2,411          -
     Net cash provided by (used in) financing activities. .      (643)    1,954       (321)
                                                             ---------  --------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .      (157)     (504)       (24)
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . .       423       927        951
                                                             ---------  --------  ---------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . .  $    266   $   423   $    927
                                                             =========  ========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $    524   $   548   $    680
                                                             =========  ========  =========

  Income taxes. . . . . . . . . . . . . . . . . . . . . . .  $      -   $     -   $      -
                                                             =========  ========  =========

                      See notes to consolidated statements




                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------




1.     BASIS  OF  PRESENTATION:
       -----------------------

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

     In January 2001, the Company entered into a capital transaction with Dialoc ID Holding B.V. ("Dialoc ID"). All preferred stock was redeemed prior to that transaction.


2.     INVESTMENT  BY  DIALOC  ID:
       --------------------------

     On January 8, 2001, Dialoc ID, formerly known as Dutch A&A Holding, B.V., acquired 23,050,452 shares of our common stock for $3 million, of which $1 million was paid in January 2001, $1 million was paid on April 30, 2001 and the remaining $1 million was paid on August 31, 2001. Dialoc ID is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories. Concurrent with the share purchase agreement, the Company entered into a distribution agreement with Dialoc ID allowing the Company access to new products of Dialoc ID and allowing Dialoc ID access to the Company's products for an initial period of not less than two years.

     As of January 8, 2001, Dialoc ID owned 37.5% of the Company's outstanding common stock. Under the share purchase agreement, at any time prior to January 8, 2002, Dialoc ID had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001. In November 2001, this market capitalization threshold was met. At that time, the Board of Directors agreed to extend Dialoc ID's purchase right until January 8, 2003 in exchange for an extension of the distribution agreement for one year. On May 14, 2002, Dialoc ID exercised its right to purchase 14,500,000 additional common shares at a price of $.001 per share. As a result of this transaction, as of December 31, 2002, Dialoc ID owned 42,067,017 shares representing 48.1% of the Company's common stock outstanding. On January 7, 2003, they brought their ownership to 51% through the exercise of 4,516,475 additional shares of newly issued common stock at an exercise price of $0.001 per share.

     In addition to the election of three nominees of Dialoc ID to the Board of Directors, other matters which were approved at the December 8, 2001 Special Meeting of Stockholders and became effective on January 8, 2001 were amendments to the Company's certificate of incorporation to: (i) permit the payment of a dividend of additional shares of Class A Preferred Stock at the rate of 0.075 shares of Class A Preferred Stock for each share of Class A Preferred Stock held; (ii) to reclassify Class A Preferred Stock into shares of common stock on a ratio of five shares of common stock for each share of Class A Preferred Stock outstanding; and (iii) to increase the number of the Company's authorized shares of common stock to 140,000,000. As a result of the dividend and reclassification, 28,666,660 common shares were issued to former Class A Preferred shareholders.

          The reclassification of the Class A Preferred Shares resulted in a return to the common shareholders of $27.2 million, which was recorded in the first quarter of 2001. This amount represents the difference between the fair market value of the common stock issued and the carrying amount of the preferred stock redeemed.


3.     SIGNIFICANT  ACCOUNTING  POLICIES:
       ---------------------------------

     a.     Business
            --------

          The Company is engaged in one segment and line of business, the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and employee theft and by commercial, manufacturing and governmental customers to protect people and assets.

     b.     Principles  of  consolidation
            -----------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.


     c.     Revenue  recognition  and  change  in  accounting  principle
            ------------------------------------------------------------

          The Company manufactures security devices which it offers for sale or lease. For the years ended December 31, 2002, 2001 and 2000, leases of security devices were not material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

          In accordance with SAB 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash increase in net loss of $301,000, or $0.03 per share for the year ended December 31, 2000.

          Service revenues are recognized when earned and maintenance revenues are recognized ratably over the service contract period.

          Included in accounts receivable at December 31, 2002 and 2001 is unbilled accounts receivable of $21,000 and $41,000, respectively.

     d.     Cash  and  cash  equivalents
            ----------------------------

          The Company considers all highly liquid temporary investments with original maturities of less than ninety days to be cash equivalents.

     e.     Allowance  for  doubtful  accounts
            ----------------------------------

          Losses from uncollectible accounts are provided for by utilizing the allowance for doubtful accounts method based upon management's estimate of uncollectible accounts. Management specifically analyzed accounts receivable and analyzes potential bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating the allowance for doubtful accounts.

     f.     Inventories
            -----------

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

     g.     Product  warranty
            -----------------

          Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

     h.     Depreciation  and  amortization
            -------------------------------

          Depreciation of security devices on lease and property, plant and equipment is provided for using the straight-line method over their related estimated useful lives. Security devices on lease generally have estimated useful lives of six years, except the cost of security devices related to operating leases with purchase options are depreciated over the life of the lease.


     i.     Patents
            -------

          Cost and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding 17 years, on a straight-line basis. Estimated annual amortization expense for the next five succeeding fiscal years will range from $20,000 to $26,000.

     j.     Impairment  of  long-lived  assets
            ----------------------------------

          The Company reviews its long-lived assets, property and equipment, intangible assets and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.
Impairment  is  measured  at  fair  value.

     k.     Fair  value  of  financial  instruments
            ---------------------------------------

          It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, revolving line of credit, accounts payable and obligations under capital leases) approximate their fair value at December 31, 2002 and 2001 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

     l.     Deferred  income
            ----------------

          Deferred income consist of rentals related to operating leases and maintenance contracts billed or paid in advance.

     m.     Income  taxes
            -------------

          The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          The  Company  and  its  subsidiaries  file  consolidated  tax returns.

     n.     Stock-based  compensation
            -------------------------

          The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     o.     Foreign  currency  translation
            ------------------------------

          The functional currency of the Company's foreign entity is the U.S. dollar. Unrealized foreign exchange transaction losses are included in selling, general and administrative expenses and amounted to approximately $16,000, $28,000 and $31,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     p.     Shipping  and  handling  costs
            ------------------------------

          The Company includes shipping and handling costs in cost of goods sold.

     q.     Use  of  estimates
            ------------------

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

     r.     Reclassifications
            -----------------

          Certain prior year balances have been reclassified to conform with current year classifications.

     s.     Recent  accounting  pronouncements
            ----------------------------------

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.


     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

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

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The costs associated with our restructuring plan, which are not expected to be material, will be expensed as incurred in 2003 in accordance with SFAS No. 146.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No, 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.


4.     FINANCIAL  CONDITION  AND  LIQUIDITY:
       ------------------------------------

     The Company anticipated receiving significant additional purchase orders from specific customers during 2002. While some of these purchase orders eventually were received, the delays experienced have caused the Company to:
(i) operate in a cash flow deficit for the year; (ii) borrow the maximum amounts available under its credit facility; and (iii) pursue potential sources of debt or equity financing.

     On October 10, 2002, the Company entered into a purchase order financing facility with EPK Financial Corporation ("EPK"). Funding entails EPK providing funds directly to vendors to allow the Company to secure the inventory needed to fulfill customer orders. Sentry's costs for each financing transaction will be equal to 3.5% of Sentry's selling price, plus 1.85% on the maximum outstanding funded amount each ten calendar days or portion thereof, until EPK is paid in full, plus expenses. In connection with this facility, an Intercreditor Agreement was entered into between EPK, the CIT Group/Business Credit, Inc. ("CIT"), with whom the Company has a revolving line of credit (see Note 8), and Sentry. Under this agreement, CIT subordinated its rights and interests in the collateral related to each transaction to EPK. Currently, under the terms of the Intercreditors Agreement, the maximum amount subordinated to EPK at any time is limited to $440,000. Sentry uses the funds provided by EPK to fund vendor purchases to complete orders currently in backlog. At December 31, 2002, the amount owed to EPK was approximately $6,000.

     Through 2002, Sentry was not successful in achieving positive cash flow from operations and as a result, its payables to vendors are substantially in excess of terms. Many of its vendors are currently providing products to the Company on a COD basis. The Company is currently working with several investment banking firms to assist it in conducting an organized search and evaluation regarding a possible corporate transaction to gain access to greater resources and to exploit Sentry's products and technological advances. Sentry is looking to raise in excess of $4 million in debt or equity financing to assist the Company in satisfying its trade payables situation and to achieve its longer-term goals.

     The Company has incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. To further address the continuing losses, Sentry's business plan for 2002 included the following:

-     Entering  into  a  new  three-year  financing  agreement.

- Signing of a distribution agreement with Dialoc ID, providing Sentry with access to new products and shared technologies.

-     Improvements  in  existing  products  and  service  capabilities.

-     Continued  emphasis  on  growing  international  dealer  base.

-     Various  cost  cutting  and  cost  saving  initiatives.

     While Sentry was successful in completing the above named goals, it was unable to meet its projected revenue growth targets. The Company's order flow with our largest customer, Lowe's Home Center increased, but it was unable to replace other lost business with sufficient new customer orders.

     As a result, in December 2002, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. The revised business plan calls for the following:

- Significantly downsize operations including the elimination of approximately 60 of 117 positions to support a business with sales of approximately $15 million.

- Negotiate with the current landlord to move out of the Company's present corporate facility and relocate to a smaller and less costly facility.

- Outsource all non-essential manufacturing and assembly operations to qualified subcontractors.

- Further expand Sentry's Service Partner program to augment service provided by our employees.

-     Negotiate  a  settlement  with  past  due  trade  vendors.

     On January 7, 2003, Sentry initiated its restructuring plan. Due to the size of the layoff, Sentry was required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities will be expensed as they are incurred. The Company believes the successful implementation of this restructuring will result in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

     There can be no assurance, however, that changes in Sentry's plans or other events affecting its operations will not result in accelerated or unexpected cash requirements, or that the Company will be successful in achieving positive cash flow from operations or that additional debt or equity financing will be available on terms that are satisfactory to Sentry, or that any such debt or equity financing will be sufficient to provide the full amount of funding necessary. Sentry's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions.

     Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. The Company had no material capital expenditure or purchase commitments as of December 31, 2002.

     Currently, Sentry's major shareholder, Dialoc ID, is not able to provide additional financial support for Sentry. If the Company is not able to raise additional debt or equity financing, we could be forced into a bankruptcy or be required to liquidate its assets. In this scenario, most likely, Sentry's secured lender would receive the bulk of any proceeds.


5.     INVENTORIES:
       -----------

     Inventories  consist  of  the  following:

                                        December 31,
                                        ------------
                                    2002          2001
                                    ----          ----
                                      (In Thousands)
                                      --------------
Raw  materials                   $   513        $  1,139
Work-in-process                      618             520
Finished  goods                    2,014           3,081

Total                            $ 3,145        $  4,740

     The components of inventory shown are net of reserves for excess and obsolete inventory totaling $3,610,000 and $3,497,000 as of December 31, 2002 and 2001, respectively.


6.     PROPERTY,  PLANT  AND  EQUIPMENT:
       --------------------------------

     Property, plant and equipment are stated at cost and are summarized as follows:

                             Estimated
                              Useful
                               Lives          December 31,
                              (Years)     2002          2001
                                          ----          ----
                                            (In Thousands)
                                            --------------

Building                         20      $  3,033     $  3,033
Machinery  and  equipment     3  -  10      2,076        2,060
Furniture,  fixtures  and
    office  equipment         3  -  10      3,700        3,691
Leasehold  improvements       3  -  10        312          312
                                         --------     ---------
                                            9,121        9,096
                                         --------     ---------
Less  allowance for depreciation            6,558        6,134
                                         --------     ---------
                                         $  2,563     $  2,962
                                         ========     =========

Depreciation expense on property, plant and equipment in 2002, 2001 and 2000 totaled $466,000, $486,000 and $587,000, respectively.


7.     ACCRUED  LIABILITIES:
       --------------------

Accrued  liabilities  consist  of  the  following:
                                                            December 31,
                                                            ------------
                                                         2002          2001
                                                         ----          ----
                                                           (In Thousands)
                                                           --------------

Accrued salaries, employee benefits and payroll taxes  $  522       $  621
Accrued  warranty                                         268          337
Other  accrued  liabilities                               733          906
                                                       ------       -------
                                                       $1,523       $1,864

8.     REVOLVING  LINE  OF  CREDIT:
       ---------------------------


     On March 22, 2002, the Company entered into a new three year revolving line of credit and term loan with CIT for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4.25% at December 31, 2002), plus 2% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of the Company's assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. The Company had borrowings on the line of credit totaling $2,034,000 as of December 31, 2002. In addition, the Company entered into a $100,000 term loan with CIT. The principal is currently being repaid to CIT in twelve equal monthly installments of $8,333, which began May 1, 2002. The balance on the term loan at December 31, 2002 was $33,000. Interest on the term note is at the JPMorgan Chase Bank prime plus 2.25%. At December 31, 2001, the Company had borrowings of $2,599,000 under a line of credit with another financial institution at an interest rate of 6.52%.


9.     OBLIGATIONS  UNDER  CAPITAL  AND  OPERATING  LEASES:
       ---------------------------------------------------

     In December 1996, the Company completed a sale-leaseback transaction on the Company's corporate headquarters. The Company received net proceeds of approximately $4.5 million which approximated the carrying amount of the land and building. The lease covers a period of 20 years with quarterly payments of $145,000. The lease agreement allows for an increase in lease payments for years 4 through 20 based on a formula tied to the Consumer Price Index. Because the fair market value of the land on which the principal premises is built was greater than 25 percent of the total fair value of the leased premises at the inception of the lease, the land and building have been considered separately for the purposes of applying the criteria of SFAS No. 13, Accounting for Leases. The land portion of the lease has been classified as an operating lease. Future minimum payments related to the land portion of the lease are as follows (in thousands):

                                   Year Ending
                                  December 31,
                                  ------------

                                      2003        $    206
                                      2004             206
                                      2005             206
                                      2006             206
                                      2007             206
                                 Thereafter          1,847
                                                    ------
                                                  $  2,877

     Rent  expense  for  2002, 2001 and 2000 was $173,000, $155,000 and $155,000
per  year,  respectively.

     The building portion of the lease has been classified as a capital lease. The Company also leases certain computer and office equipment and related items under noncancellable capital lease arrangements at varying interest rates expiring through 2007.


     Minimum  annual  rentals  are  as  follows  (in  thousands):

                                Year Ending
                                December 31,
                                ------------

                                    2003          $  394
                                    2004             383
                                    2005             383
                                    2006             383
                                    2007             377
                               Thereafter          3,381
                                                 -------
                                                   5,301
                                                 -------
         Less  amount  representing  interest      2,649
         Present  value  of  minimum  rentals      2,652
                                                 -------
                       Less  current  portion         97
                                                 -------
                          Noncurrent  portion    $ 2,555

     As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The net book value of the building was $2,123,000 and $2,275,000 at December 31, 2002 and 2001, respectively. The building is being amortized on a straight-line basis over the 20-year lease term. The capitalized lease obligation is being amortized under the interest method over the 20-year lease period, utilizing an imputed interest rate of approximately 11%.

     The Company has entered into sublease agreements with two parties for portions of its present corporate facility. Rental income under these agreements, included in selling, general and administrative expenses, approximated $370,000, $200,000, and $139,000 in 2002, 2001 and 2000,
respectively. Minimum future rental payments due under these agreements approximated $469,000 at December 31, 2002.

     Computer and office equipment and related items under capital leases are included in property and equipment and other assets with a gross value of $325,000 and $299,000 at December 31, 2002 and 2001 and a net book value of $29,000 and $65,000 at December 31, 2002 and 2001, respectively.


10.     COMMON  SHAREHOLDERS'  EQUITY:
        -----------------------------

     a.     Earnings  Per  Share  ("EPS")
            -----------------------------

          Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculations for earnings per share are as follows:


                                                 2002      2001      2000
                                              --------  --------  --------
                                        (In Thousands, Except Per Share Amounts)
                                       --------------------------------------------
Numerator:
 Net Income (Loss):
 Loss before cumulative effect of
   accounting change . . . . . . . . . . . .  $(3,356)  $(2,911)  $(7,821)
 Effect of preferred stock dividends . . . .        -       (25)   (1,337)
 Return to common shareholders from
   redemption of preferred stock . . . . . .        -    27,198         -
                                                    -    24,262    (9,158)
                                              --------  --------  --------
 Cumulative effect of accounting change. . .        -         -      (301)
 Net income (loss) attributed to
   common shareholders . . . . . . . . . . .  $(3,356)  $24,262   $(9,459)


Denominator:
 Denominator for basic earning per share -
   weighted average shares . . . . . . . . .   72,193    60,468     9,751
 Effect of dilutive stock options. . . . . .        -     1,540         -

 Denominator for diluted earnings per share.   72,193    62,008     9,751


Basic Earnings per Common Share:
 Before cumulative effect of accounting
   change. . . . . . . . . . . . . . . . . .  $ (0.05)  $  0.40   $ (0.94)
 Cumulative effect of accounting change. . .        -         -     (0.03)
 Basic earnings per common share . . . . . .  $ (0.05)  $  0.40   $ (0.97)
                                              --------  --------  --------

 Diluted earnings per common share . . . . .  $ (0.05)  $  0.39   $ (0.97)


          Since the Company had a net loss for 2002 and 2000, the effect of common stock options and warrants would be antidilutive.


     b.     Stock  options
            --------------

          In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan initially provided for grants up to 2,250,000 options to purchase the Company's common stock. Under the antidilution provisions of the 1997 Plan, the shares available for grant were increased by 1,719,365 shares, as a result of the preferred stock redemption in January 2001. In March 2001, the Board of Directors approved an additional increase of 3,600,000 shares available for grant pending ratification by Sentry's shareholders. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. However, the Dialoc ID investment constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to January 8, 2001. All outstanding stock options were issued at not less than the fair value of the related common stock at the date of grant. At December 31, 2002, 7,257,738 common shares were reserved for issuance in connection with the exercise of stock options.

          In January 2001, the Company issued 2,000,000 non-qualified stock options to Mr. Murdoch, its Chief Executive Officer, at the price of $0.06 per share, which was the fair value on the date of the grant. On March 27, 2002, Mr. Murdoch exercised the option through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will not have any personal liability for the principal of the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime (currently 4.25%) less .75%. The note has been reflected as a reduction of shareholders' equity on the consolidated balance sheet.

          In connection with redemption of Sentry Class A Preferred Stock described in Note 2, employees and directors who held options to purchase units of preferred stock were granted substitute options under the 1997 Plan to purchase an aggregate of 1,719,365 shares of Sentry Common Stock at the ratio of five (5) common shares to each preferred share under option.

          In October 1999, the Company issued 200,000 non-qualified stock options to the Interim Chief Executive Officer at the price of $0.19 per share, which was the fair value on the date of grant. The options are fully vested at December 31, 2002 and expired on January 8, 2003.

          Stock option transactions for the years ended December 31, 2002, 2001 and 2000 are as follows:

                            Weighted     Average
                            Number       Exercise
                            of Shares    Price

Balance, January 1, 2000 .   1,658,259   $    2.21

Granted. . . . . . . . . .     612,000        0.07
Exercised. . . . . . . . .           -           -
Canceled . . . . . . . . .    (255,886)       2.66
Balance, December 31, 2000   2,014,373        1.50
                            -----------  ---------

Granted. . . . . . . . . .   4,259,365        0.32
Exercised. . . . . . . . .     (75,000)       0.07
Canceled . . . . . . . . .    (377,258)       0.90
Balance, December 31, 2001   5,821,480        0.49
                            -----------  ---------

Granted. . . . . . . . . .           -           -
Exercised. . . . . . . . .  (2,001,000)       0.06
Canceled . . . . . . . . .    (479,188)       0.87

Balance, December 31, 2002   3,341,292   $    0.69


    Significant option groups outstanding at December 31, 2002 and related option price and life information were as follows:

                              Weighted
                              Average
                              Remaining
Range of. . . .  Number       Contractual     Number
Exercise Price.  Outstanding    Life          Exercisable
---------------
0.05 - 0.09. .    1,001,500      7.38          640,300
0.31 - 0.62. .    1,157,356      3.87        1,157,356
1.05 - 3.00. .    1,182,436      4.52        1,182,436
                 ----------     -----        ---------
                  3,341,292      5.15        2,980,092
                 ==========     =====        =========

          At December 31, 2002, options to purchase an aggregate of 2,980,092 common shares were vested and currently exercisable at a weighted average exercise price of $0.76 and an additional 361,200 options vest at dates extending through the year 2006, expiring through 2011. At December 31, 2002, options for 3,916,466 common shares were available for future grants.

          As discussed in Note 3, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized in the financial statements for employee stock arrangements.

          SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No options were granted in 2002. The weighted average fair value of the options granted for the year ended December 31, 2001 and 2000 is estimated at $0.05, and $0.06, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 147% in 2001 and 260.5% in 2000; risk free interest rates, 4.8% in 2001 and 6.2% in 2000, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) attributed to common shareholders would have been $(3,350,000) (($0.05) per diluted share) in 2002, $23,600,000 ($0.38 per diluted share) in 2001 and $(9,929,000) (($1.02)
per diluted share) in 2000. However, the impact of outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2002, 2001 and 2000 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     c.     Warrants
            --------

          In 1999 the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.13. Such warrants expire in March 2008. At December 31, 2002, 150,000 common shares were reserved for issuance in connection with these warrants.


11.     INCOME  TAXES:
        -------------

     The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                           2002    2001      2000
                                        --------  ------  --------
                                              (In Thousands)
                                        --------------------------

Expected tax benefit at 34%. . . . . .  $(1,141)  $(990)  $(2,761)
Add:
 Nondeductible expenses. . . . . . . .       26      27       386
 U.S. losses producing no tax benefit.    1,115     963     2,375

                                        $     -   $   -   $     -


     As of December 31, 2002, the Company had net operating loss carryforwards of approximately $30 million, which expire through the year 2022. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.

     Significant components of deferred tax assets and liabilities at December 31, 2002 and 2001 are comprised of:

                                            Deferred Tax Assets
                                               (Liabilities)
                                         2002                 2001
                                     ------------------------------
    (In Thousands)
-----------------------------------
Assets:
 Accounts receivable. . . . . . . .  $        121           $   305
 Inventories. . . . . . . . . . . .         1,569             1,550
 Accrued liabilities. . . . . . . .           107               142
 Property, plant and equipment. . .           181                85
 Net operating loss carryforwards .        11,993            10,521
 Tax credit carryforwards . . . . .             -               209
 Gross deferred tax assets. . . . .        13,971            12,812
                                     ------------          --------
 Less valuation allowance . . . . .        13,971            12,782
                                                -                30
                                     ------------          --------
Liabilities:
 Tollgate taxes . . . . . . . . . .             -               (30)
 Gross deferred tax liabilities . .             -               (30)
                                     ------------          --------

 Net deferred tax asset (liability)  $          -          $     -

     The increase in the valuation allowance for the years ended December 31, 2002 and 2001 was primarily attributable to the increase in net operating loss carryforwards. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such asset will not be realized in the foreseeable future.


12.     RELATED  PARTY  TRANSACTIONS:
        ----------------------------

     As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dialoc ID received an annual management fee for product marketing and product engineering management from Sentry in the amount of $50,000 and $100,000 in 2002 and 2001, respectively. Also, Peter Murdoch, a shareholder of Dialoc ID through a trust, receives an annual salary of $150,000 in the capacity of President of Sentry. This amount has been reduced to $50,000 for 2003. Purchases from Dialoc ID were $30,000 and $182,000 in 2002 and 2001, respectively. Services and sales to Dialoc ID were $79,000 and $19,000 in 2002 and 2001, respectively. The net amount payable to Dialoc ID as of December 31, 2002 was $140,000.


13.     COMMITMENTS  AND  CONTINGENCIES:
        -------------------------------

     a.     401(k)  Plan
            ------------

     In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations, with the Company making a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also contribute a discretionary contribution, subject to certain conditions, as defined in the Plan. The Company contributed approximately $48,000, $68,000, and $117,000 to the Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

     b.     Employment  agreements
            ----------------------

          The Company and several key executives entered into employment agreements with remaining terms of one to two years for which the Company will have a minimum commitment of $339,000.

     c.     Litigation
            ----------

          The Company is a party to litigation matters and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows.


14.     MAJOR  CUSTOMERS  AND  CREDIT  CONCENTRATIONS:
        ---------------------------------------------

     The Company grants credit to customers who are principally in the retail industry and libraries. During 2002, 2001 and 2000, revenues from a single customer represented approximately 40%, 22% and 14% of total revenues, respectively. During 2001 and 2000, revenues from a different customer represented 11% and 15% of total revenues, respectively. No other customer accounted for more than 10% of total revenues for fiscal 2002, 2001 and 2000.


15.     REVENUE  BY  PRODUCT  LINE:
        --------------------------

     Revenues  by  product  line  are  as  follows:

                                2002     2001     2000
                             -------  -------  -------
  (In Thousands)
---------------------------

EAS . . . . . . . . . . . .  $ 2,530  $ 5,600  $ 7,545
CCTV. . . . . . . . . . . .    4,578    4,833    5,340
Sentry Vision . . . . . . .    2,368    1,772    1,713
3 M library products. . . .      256      622    1,103
Service revenues and other.    4,804    4,472    4,164
                             -------  -------  -------
Total revenues. . . . . . .  $14,536  $17,299  $19,865
                             =======  =======  =======


16.     ASSET  IMPAIRMENT:
        -----------------

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

     This impairment charge was calculated by comparing future discounted net cash flows to the goodwill's carrying value. Factors leading to the impairment were a combination of historical losses and insufficient estimated future cash flows from the earlier generation SentryVision system.


17.      SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED):
         ---------------------------------------------------------

     The table below sets forth selected unaudited financial data for each quarter of the last two years. Loss per share data is computed independently for each of the quarters presented and therefore may not sum to the total for the year.



                         1st  Quarter   2nd  Quarter   3rd  Quarter    4th  Quarter    Year
                         ------------   ------------   ------------    ------------    ----
                                         (In  Thousands,  Except  Per Share Data)
2002
----
Revenue                      4,742         3,181           3,425          3,188         14,536
Gross  Profit  (Loss)        1,315           568             564            467          2,914
Net  Loss                     (350)       (1,085)         (1,048)          (873)        (3,356)
Basic  Income  (Loss)
   Per  Common  Share    $   (0.01)     $  (0.02)      $   (0.01)      $  (0.01)       $ (0.05)
Diluted  Income  (Loss)
   Per  Common  Share    $   (0.01)     $  (0.02)      $   (0.01)      $  (0.01)       $ (0.05)


  2001
  ----
Revenue                      4,670         4,005           4,329          4,295         17,299
Gross  Profit  (Loss)        1,150           878             936          1,095          4,059
Net  Loss                     (694)         (861)           (717)          (639)        (2,911)
Basic  Income  (Loss)
   Per  Common  Share    $    0.46      $   (0.01)     $   (0.01)      $  (0.01)       $  0.40
Diluted  Income  (Loss)
   Per  Common  Share    $    0.46      $   (0.01)     $   (0.01)      $  (0.01)       $  0.39


                            SUPPLEMENTARY INFORMATION
                            -------------------------
                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                 (IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------


                                                                COLUMN C
                                                                --------
              COLUMN A                      COLUMN B            Additions         COLUMN D      COLUMN E
-----------------------------------------  -----------          ---------         ---------     ---------

                                           Balance,     Charged to    Other                     Balance,
                                           Beginning    Cost and      Accounts/   Deductions/   End
            Descriptions                   of Year      Expenses      Describe    Describe      of Year
                                                                         (1)         (2)
                                           -----------  ------------  ----------  -----------   --------
Year Ended December 31, 2002:
Allowance for doubtful accounts . . . . .  $      763   $      (225)  $        2  $        237  $    303
                                           ===========  ============  ==========  ============  ========

Reserve for excess and obsolete inventory  $    3,497   $       819               $        706  $  3,610
                                           ===========  ============              ============  ========

Year Ended December 31, 2001:
Allowance for doubtful accounts . . . . .  $      890   $        37   $        -  $        164  $    763
                                           ===========  ============  ==========  ============  ========

Reserve for excess and obsolete inventory  $    3,354   $       535               $        392  $  3,497
                                           ===========  ============              ============  ========

Year Ended December 31, 2000:
Allowance for doubtful accounts . . . . .  $      683   $       224   $       42  $         59  $    890
                                           ===========  ============  ==========  ============  ========

Reserve for excess and obsolete inventory  $    3,404   $     1,186               $      1,236  $  3,354
                                           ===========  ============              ============  ========

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

     None.


     PART  III
     ---------


Item  10.      Directors  and  Executive  Officers  of  the  Registrant.
--------       --------------------------------------------------------

DIRECTORS

     The following sets forth information regarding the persons serving as Directors of Sentry:

     PETER L. MURDOCH, age 49, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. He is also the President of ID Security Systems Canada Inc. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He has been Managing Director of ID Security Systems Canada, Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the 2003 Annual Meeting.

     WILLEM ANGEL, age 70, has been a Director of Sentry Technology since January 8, 2001. Mr. Angel was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Angel is Chairman & C.E.O. of Dialoc ID and has a long history in the EAS and identification business dating to the start of ID Engineering in 1970. In 1977 he co-founded ID Engineering Europe creating an EAS manufacturing and sales organization serving Western Europe. In 1987, his company expanded into Canada, opening ID Security Systems Canada Inc, leading to the creation of Dialoc ID in 1989 and the Dialoc International in 1991 which manufactures and markets EAS, Access Control, and RFID products to dealers and distributors worldwide. Mr. Angel's term as a Director expires at the next Annual Meeting.

COR S.A. DE NOOD, age 58, has been a Director of Sentry Technology since January 8, 2001. Mr. De Nood is the Vice President and Chief Technical Officer of Dialoc ID. In 1977, he co-founded the ID Engineering Europe, Dialoc ID in 1989 and Dialoc International B.V. in 1991. As co-founder of ID Engineering, Cor de Nood has more than 30 years of experience developing, designing, and manufacturing EAS and identification systems. In his capacity as Chief Technical Officer of Dialoc ID, Mr. De Nood has developed key ongoing relationships with Philips Electronics, TNO (the Dutch research council) and the University of Eindhoven which greatly assist his companies in developing products and pursuing fundamental research projects. Mr. De Nood's term as a Director expires at the 2003 Annual Meeting.

     ROBERT D. FURST, JR., age 50, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also the founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst is a continuing director on the Board of Directors after the completion of the Dialoc ID Investment. Mr.
Furst's  term  as  a  Director  expires  at  the  next  Annual  Meeting.

JONATHAN G. GRANOFF, age 52, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the 2002 Annual Meeting.

EXECUTIVE  OFFICERS  EXECUTIVE  OFFICERS

     The following sets forth information regarding the persons serving as executive officers of the Company:



 NAME                            AGE
 ----                          ------
Peter  L.  Murdoch               49

OFFICE
------
Our President and Chief Executive Officer since January 8, 2001. He is also President of ID Security Systems Canada, Inc. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director of ID Security Systems Canada, Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario.


 NAME                               AGE
 ----                             ------
Peter  J. Mundy                     46

OFFICE
------
Our Vice President-Finance and Chief Financial Officer. Mr. Mundy also serves as our Secretary and Treasurer. Mr. Mundy was Vice President - Finance, Chief Financial Officer, Secretary and Treasurer of Knogo North America Inc. from December 1994. Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice President - Corporate Controller from May 1994 and, prior to such time, Corporate Controller and Controller since 1982. Mr. Mundy is a Certified Public Accountant.



 NAME                               AGE
 ----                             ------
John F. Whiteman                    44

OFFICE
------
Mr. Whiteman became our Senior Vice President - Sales and Marketing in January 1998. Prior thereto he was Senior Vice President - Sales and Marketing of Knogo North America Inc. since January 1997; Vice President Sales - West of Knogo
North America Inc. and Knogo Corporation from 1994 to 1996; and, prior to such time, served in various sales positions with Knogo Corporation since 1986. Mr. Whiteman resigned effective December 2002.



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

              Based solely on a review of the copies of reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.

------
Item  11.      Executive  Compensation.
--------       -----------------------

SUMMARY  COMPENSATION  TABLE

     The  following  table summarizes the compensation for our fiscal year ended
December 31, 2002 of our Chief Executive Officer and two other executive officers:


                                                                                                LONG-TERM           ALL OTHER
                                                             ANNUAL COMPENSATION               COMPENSATION        COMPENSATION (1)
                                                            ---------------------             --------------      -----------------

NAME AND . . . . . . . . . . . . . . . . . . . . .                                                SECURITIES
PRINCIPAL POSITION . . . . . . . . . . . . . . . .     YEAR      SALARY        BONUS              UNDERLYING
                                                                                                  OPTIONS(#)
--------------------------------------------------  ---------  -----------  -----------        ---------------


Peter L. Murdoch . . . . . . . . . . . . . . . . .    2002      $ 87,500(2)       -                      -               -
President and CEO. . . . . . . . . . . . . . . . .    2001       150,000          -                2,000,000             -

Peter J. Mundy,                                       2002       131,160          -                      -             $1,967
Vice President, Finance,                              2001       131,160          -                      -              2,492
Secretary and Treasurer                               2000       126,970    $ 25,394(4)              150,000            4,568
Vice President - Finance, Secretary and Treasurer


John F. Whitemen                                      2002       161,051          -                      -             $2,416
Former Sr. Vice President                             2001       161,051          -                      -              3,060
Sales and Marketing (3)                               2000       155,906      31,181(4)              150,000            5,100
________________________



(1) Amounts shown consist of our matching contributions under the Retirement Savings 401(k) Plan.

(2)     Mr.  Murdoch  deferred  $62,500  of  salary  in  2002.

(3)     Mr.  Whiteman  resigned  effective  December  2002.

(4)     Amounts  represent  retention  bonuses  paid  on  December  31,  2000.

     As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.


OPTIONS  GRANTED  IN  LAST  FISCAL  YEAR  Options  Granted  in  Last Fiscal Year

     No  options  were  granted  during  fiscal  year  2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUESAggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

     The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2002 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2002, both exercisable (E) and unexercisable (U), and the value of such options as of that date.


                                                           NUMBER  OF  UNEXERCISED       VALUE OF UNEXERCISED IN
                                                           OPTIONS AT YEAR-END (#)       THE  MONEY  OPTIONS  AT
                                                                                               YEAR END ($)
                           SHARES
                        ACQUIRED  ON       VALUE                  EXERCISABLE/            EXERCISABLE/
NAME                    EXERCISE  (#)     REALIZED  ($)          UNEXERCISABLE            UNEXERCISABLE
----                    -------------     -------------          -------------            -------------
Peter L. Murdoch        2,000,000(1)        260,000                E        -              E         -
                                                                   U        -              U         -

Peter J. Mundy                -                -                   E  669,218              E         -
                                                                   U        -              U         -

John  F.  Whiteman            -                -                   E        -              E         -
                                                                   U        -              U         -


                                       28

(1) In March 2002, Mr. Murdoch exercised a non-qualified stock option through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will have no personal liability for the principal on the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime less .75%.

_______________

COMPENSATION  OF  DIRECTORSCompensation  Of  Directors

     Directors who are also our full-time employees receive no additional compensation for their services as Directors. In response to Sentry's financial condition, the Directors agreed to waive their annual retainer for 2002.

     In addition, each non-employee Director is eligible to participate in our 1997 Stock Incentive Plan. On February 20, 2001, each non-employee Director, at that time, received a grant of options to purchase 30,000 shares of our common stock at an exercise price of $0.0625, vesting in equal portions over a three-year period.

EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS; CHANGE OF CONTROL ARRANGEMENTS Employment Agreements And Compensation Of Executive Officers; Change Of Control Arrangements

     The Board set Peter L. Murdoch's compensation, in the capacity of President, at an annual salary of $150,000 per year for 2001 and 2002. For 2003 the amount has been set at $50,000. In addition, he received options for 2,000,000 shares of Sentry common stock at an option price of $0.06 per share. These options were exercised on March 27, 2002.Report Of The Board Of Directors With Respect To Compensation

     Our Board of Directors approves the compensation paid to our other executive officers, approving or disapproving the recommendation of the Chief Executive Officer. The Board of Directors also determines the amount of shares and exercise prices for any stock option grants under our 1997 Stock Incentive Plan, and the amount of our matching contribution percentage under our Retirement Savings 401(k) Plan, respectively.

     Currently, Mr. Mundy is compensated pursuant to a written employment agreement providing for his base salary. This agreement provides for annual salary increases intended to maintain his base salary against increases in the cost of living as measured by the United States Department of Labor. Mr. Mundy has waived these increases for the years 2002 and 2003.

     The employment agreement for Mr. Mundy renews automatically on January 8 for one-year terms. His annual salary is presently $131,160.

     The employment agreement for Mr. Mundy also provides that in the event of a change in control, the term of his employment will be automatically extended for a period of one year, following the date of such change in control. Following such change in control, Mr. Mundy will have the right to terminate his employment for good reason, as defined, while continuing to receive the salary and bonus otherwise payable thereunder for the remainder of the employment term. Additionally, the employment agreement provides that in the event of a change in control all options held by Mr. Mundy, whether or not then vested, would fully vest. If the change in control was not approved by a majority of the Existing Directors (as defined in our Certificate of Incorporation), he would be entitled to receive, for each option for which the exercise price is less than the market price of our common stock, cash in cancellation of such options in an amount equal to such difference.

     On July 17, 2000, we established a retention arrangement for several of our senior officers, including Messrs. Mundy and Whiteman. They each were entitled to receive a bonus payment equal to 20% of their annual base compensation if they were our employee on the earlier of December 31, 2000 or the closing of the Dialoc ID investment. These amounts were paid on December 31, 2000. Each also received a grant of 150,000 options to purchase our common stock at $0.065 per share. These options initially were to vest one-third on grant, one-third six months from the date of grant, and the remainder on July 17, 2001. However, as a result of the change of control, these options became fully vested.

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


SENTRY TECHNOLOGY CORPORATION
STOCK PERFORMANCE DATA
(APPEARS AS A LINE GRAPH)
12/31/98 TO 12/31/02

                                          12/31/98    12/31/99    12/31/00    12/31/01   12/31/02
Sentry Technology Corporation. . . . .  $      100  $       15  $       10  $       24  $       3
S&P 600 Small Cap Index. . . . . . . .  $      100  $      112  $      111  $      106  $      85
S&P Elec. Equip. Index . . . . . . . .  $      100  $      206  $      170  $       87  $      42


Item  12.      Security  Ownership  of Certain Beneficial Owners and Management.
--------       ----------------------------------------------------------------

     The following table sets forth the beneficial ownership of our common stock at March 28, 2003, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and
(iv) all Directors and executive officers as a group. On March 28, 2003, 82,560,347 shares of common stock were outstanding.


                                                                    SHARES OF      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERS. . . . . . . . . . . . . . .  COMMON STOCK   OF CLASS(1)
------------------------------------------------------------------  -------------  -----------

Dialoc ID Holdings B.V.
Daltonstraat 42-44
3846 BX Harderwijk . . . . . . . . . . . . . . . . . . . . . . . .
The Netherlands. . . . . . . . . . . . . . . . . . . . . . . . . .  42,067,017          51%
William A. Perlmuth
c/o Stroock & Stroock & Lavan LLP
180 Maiden Lane
New York, NY  10038. . . . . . . . . . . . . . . . . . . . . . . .   6,100,052 (2)       7.4%

Walter & Edwin Schloss
Associates L.P.
350 Park Avenue
New York, NY  10022. . . . . . . . . . . . . . . . . . . . . . . .     4,095,958         5.0%

                                                                      SHARES OF      PERCENT
DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . . . . . . . . .  COMMON STOCK   OF CLASS(1)
------------------------------------------------------------------  -------------  -----------
Peter L. Murdoch(5). . . . . . . . . . . . . . . . . . . . . . . .     2,101,500          2.5%
Peter J. Mundy . . . . . . . . . . . . . . . . . . . . . . . . . .       865,185 (3)      1.0%
Willem Angel(5). . . . . . . . . . . . . . . . . . . . . . . . . .        50,000 (4)        *
Cor S. A. De Nood(5) . . . . . . . . . . . . . . . . . . . . . . .        20,000 (4)        *
Jonathan G. Granoff. . . . . . . . . . . . . . . . . . . . . . . .        80,000 (4)        *
Robert D. Furst, Jr. . . . . . . . . . . . . . . . . . . . . . . .       608,916 (6)        *
All Sentry Directors and executive officers as a group (6 persons)     3,725,601 (7)      4.5%

___________________
*     Less  than  one  percent

(1) Based on 82,560,347 shares of common stock outstanding as of March 28, 2003. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock that could be purchased by the indicated person within 60 days upon the exercise of stock options.

(2) Consists of (a) 5,199,499 shares of common stock held by Mr. Perlmuth as Executor of the Estate of Arthur J. Minasy, (b) 877,516 shares of common stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy's adult children, and (c) 23,037 shares of common stock beneficially owned by Mr. Perlmuth. Under the policies of the law firm of which he is of counsel, Mr. Perlmuth will share any economic benefits of the options with the other members of such firm. Mr. Perlmuth resigned his position as a member of the Board of Directors on June 18, 2002.

(3) Includes 669,218 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(4) Includes 20,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.

(5) Excludes shares of Common Stock owned by Dialoc ID of which Messrs. Murdoch, Angel and DeNood are shareholders.

(6) Includes 44,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(7) Includes 773,218 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.


Item  13.        Certain  Relationships  and  Related  Transactions.
--------         --------------------------------------------------

     As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dialoc ID received an annual management fee for product marketing and product engineering management from Sentry in the amount of $50,000 and 100,000 in 2002 and 2001, respectively. Also, Peter Murdoch, a shareholder of Dialoc ID through a trust, receives an annual salary of $150,000 in the capacity of President of Sentry. Purchases from Dialoc ID were $30,000 and $182,000 in 2002 and 2001, respectively. Services and sales to Dialoc ID were $79,000 and $19,000 in 2002 and 2001, respectively. The net amount payable to Dialoc ID as of December 31, 2002 was $140,000.


                                     PART IV
                                     -------

Item  14.  Controls  and  Procedures.
--------   -------------------------

       (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-K. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

       (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item  15.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------   --------------------------------------------------------------------

(a)     The following documents are filed as a part of this report on Form 10-K:

(1)  (2)     Consolidated  Financial  Statements  of  the  Company  and  its
subsidiaries for the year ended December 31, 2002 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-K. See Table of Contents to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries on page 24.

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

10.24 Securities Purchase Agreement, dated August 8, 2000, between Sentry Technology Corporation and Dialoc ID, incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K, dated August 10, 2000.

10.25 Distribution Agreement, dated January 8, 2001, between Sentry and Dialoc ID, incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 10, 2000.

10.29 Financing Agreement between Knogo North America Inc. and The CIT Group/Business Credit, Inc. dated March 22, 2002, incorporated by reference to
Exhibit  10.29  to  Company's  annual  report  on  Form  10-K  for  fiscal 2001.

10.30 Master Agreement between Sentry Technology Corporation and EPK Financial Corporation, dated October 10, 2002, incorporated by reference to
Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q dated November 14, 2002.

10.31 Master Agreement between Knogo North America Inc. and EPK Financial Corporation, dated October 10, 2002, incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q dated November 14, 2002.

10.32 Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated October 16, 2002, incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q dated November 14, 2002.

10.33 Letter amendment to the Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated January 14, 2003.

21     Subsidiaries  of the Company.  Incorporated by reference to Exhibit 21 to the  Company's  annual  report  on  Form  10-K  for  fiscal  1997.

23.1     Consent  of  Holtz  Rubenstein  &  Co.,  LLP

23.2     Consent  of  Deloitte  &  Touche  LLP

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K.

There were no Forms 8-K filed by the registrant during the fourth quarter of 2002.

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

SENTRY  TECHNOLOGY  CORPORATION


By:     /s/  Peter  J.  Mundy
        ---------------------
        Peter  J.  Mundy
        Vice  President-Finance,
        Chief  Financial  Officer,
        Secretary  and  Treasurer


Dated:  March  31,  2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature                                    Title
---------                                    -----

/s/  Peter  L.  Murdoch     Chief  Executive  Officer  and  Director
-----------------------
Peter  L.  Murdoch

/s/  Peter  J.  Mundy       Vice  President-Finance,
---------------------
Peter  J.  Mundy            Chief  Financial  and  Accounting  Officer,
                            Secretary  and  Treasurer


/s/  Willem  Angel          Director
------------------
Willem  Angel

/s/ Robert D. Furst,  Jr.   Director
--------------------------
Robert  D. Furst, Jr.

--------------------------  Director
Jonathan  G.  Granoff


/s/  Cor  S.A.  De  Nood    Director
--------------------------
Cor  S.A.  De  Nood



Dated:  March  31,  2003

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Peter  L.  Murdoch,  certify  that:

1. I have reviewed this annual report on Form 10-K of Sentry Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March  31,  2003


By:     /s/  Peter  L.  Murdoch
        -----------------------
Name:   Peter  L.  Murdoch
Title:  Chief  Executive  Officer

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Peter  J.  Mundy,  certify  that:

1. I have reviewed this annual report on Form 10-K of Sentry Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March  31,  2003

By:     /s/  Peter  J.  Mundy
        ---------------------
Name:   Peter  J.  Mundy
Title:  Chief  Financial  Officer

EXHIBIT  INDEX

10.33 Letter amendment to the Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated January 14, 2003.

23.1     Consent  of  Holtz  Rubenstein  &  Co.,  LLP

23.2     Consent  of  Deloitte  &  Touche  LLP

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                  EXHIBIT  10.33


LETTER AMENDMENT TO THE INTERCREDITOR AGREEMENT BETWEEN KNOGO NORTH AMERICA INC., EPK FINANCIAL CORPORATION AND THE CIT GROUP/BUSINESS CREDIT, INC., DATED JANUARY 14, 2003.




This letter shall serve as an amendment to the Intercreditor Agreement between KNOGO NORTH AMERICA INC. ("KNOGO"), EPK FINANCIAL CORPORATION ("EPK") and THE CIT GROUP/BUSINESS CREDIT, INC. ("CIT") dated October 16, 2002.

Point 2(a) shall now read as follows: "Notwithstanding anything herein to the contrary, CIT subordination of its liens hereunder is limited solely to EPK Collateral which has been designated in a Purchase Order Certificate and in which EPK has filed and perfected its security interest and shall apply to EPK Obligations not to exceed $440,300.00 "

All other terms and conditions of the Intercreditor Agreement dated October 16, 2002 and the amendment to the Intercreditor Agreement dated November 20, 2002 shall remain unchanged.

Dated  on  this  14  day  of  January,  2003.

KNOGO  NORTH  AMERICA  INC.


By:         /s/  Peter  J.  Mundy
     ---------------------------------

Title:             VP-CFO
       -------------------------------


EPK  FINANCIAL  CORPORATION


By:           /s/  Edward  King
     ---------------------------------

Title:          President
       -------------------------------



THE  CIT  GROUP/BUSINESS  CREDIT,  INC.

By:         /s/  Andrew  Hausspiegel
     ---------------------------------

Title:           Vice  President
        ------------------------------

                                                  Exhibit  23.1


 CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS



We consent to the incorporation by reference in Registration Statement No. 333-34929 and 333-34867 of Sentry Technology Corporation on Form S-8 of our report dated February 28, 2003 appearing in this Annual Report on Form 10-K of Sentry Technology Corporation for the year ended December 31, 2002.



/s/  Holtz  Rubenstein  &  Co.,  LLP


Melville,  New  York
March  28,  2003

                                             Exhibit  23.2

INDEPENDENT  AUDITORS'  CONSENT




We consent to the incorporation by reference in Registration Statement No.'s 333-34929 and 333-34867 of Sentry Technology Corporation on Form S-8 of our report dated March 22, 2002, relating to the Company's consolidated financial statements for the years ended December 31, 2001 and 2000, appearing in this Annual Report on Form 10-K of Sentry Technology Corporation for the year ended December 31, 2002.




/s/  Deloitte  &  Touche  LLP

Jericho,  New  York
March  28,  2003

                                             Exhibit  99.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Peter L. Murdoch, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Sentry Technology Corporation on Form 10-K for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operation of Sentry Technology Corporation.



By:     /s/  Peter  L.  Murdoch
        -----------------------
Name:     Peter  L.  Murdoch
Title:    Chief  Executive  Officer

                                             Exhibit  99.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Peter J. Mundy, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Sentry Technology Corporation on Form 10-K for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operation of Sentry Technology Corporation.



By:     /s/  Peter  J.  Mundy
        ---------------------
Name:   Peter  J.  Mundy
Title:  Chief  Financial  Officer