Form 10QSB
period 2003-03-31
SENTRY TECHNOLOGY CORP
filed 2003-05-13
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                      For the quarter ended March 31, 2003

                                       OR

[    ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

             For the transition period from __________ to __________


                 Commission File Number                  1-12727
                                                      ----------


                            SENTRY TECHNOLOGY CORPORATION
                            -----------------------------
        (Exact name of small business issuer as specified in its charter)


       Delaware                                        96-11-3349733
     ----------                                        -------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation  or organization)                      Identification No.)

            350  Wireless  Boulevard,  Hauppauge,  New  York  11788
      --------------------------------------------------------------------
    (Address  of  principal  executive  offices)           (Zip Code)

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

Yes     X          No
        -


As  of  May  13, 2003, there were 82,560,347 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----

                                                                Page  No.
                                                                ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     March  31,  2003  and  December  31,  2002                      3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  March  31,  2003  and  2002               4

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Three  Months  Ended  March  31,  2003  and  2002               5

     Notes  to  Condensed  Consolidated  Financial
     Statements  --  March  31,  2003                             6  -  8


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations           8  -  11

Item  3.     Controls  and  Procedures                               11



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                   11


Signatures                                                           11

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)


SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                                March 31,    December 31,
                                                                      2003            2002
                                                                -----------  --------------

ASSETS
--------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $      201   $         266
  Accounts receivable, less allowance for doubtful
     accounts of $233 and $303, respectively . . . . . . . . .       1,257           1,472
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       2,457           3,145
  Prepaid expenses and other current assets. . . . . . . . . .         218             237
                                                                -----------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .       4,133           5,120

PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . .       2,481           2,563
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .         294             309
                                                                -----------  --------------

                                                                $    6,908   $       7,992
                                                                ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan . . . . . . . . . . .  $    1,536   $       2,067
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .       1,882           1,807
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .       1,478           1,523
  Obligations under capital leases -
     current portion . . . . . . . . . . . . . . . . . . . . .          89              97
  Deferred income. . . . . . . . . . . . . . . . . . . . . . .         331             394
                                                                -----------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . .       5,316           5,888

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion. . . . . . . . . . . . . . . . . . . . .       2,532           2,555
                                                                -----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .       7,848           8,443

SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .          83              78
  Additional paid-in capital . . . . . . . . . . . . . . . . .      44,521          44,521
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .     (45,424)        (44,930)
  Note receivable from shareholder . . . . . . . . . . . . . .        (120)           (120)
                                                                -----------  --------------
    Total shareholders' equity (deficit) . . . . . . . . . . .        (940)           (451)
                                                                -----------  --------------
                                                                $    6,908   $       7,992
                                                                ===========  ==============

See notes to the condensed consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                              2003      2002
                                                               --------------------  --------


REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             3,574   $ 4,742

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .                1,652     2,148
  Customer service expenses . . . . . . . . . . . . . . . . .                1,121     1,279
  Selling, general and administrative expenses. . . . . . . .                1,024     1,382
  Research and development. . . . . . . . . . . . . . . . . .                  160       151
                                                               --------------------  --------

                                                                             3,957     4,960
                                                               --------------------  --------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . .                 (383)     (218)

INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . . . . .                  111       132
                                                               --------------------  --------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .                 (494)     (350)

INCOME TAXES                                                                   ---       ---
                                                               --------------------  --------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (494)  $  (350)
                                                               ====================  ========

NET LOSS PER SHARE
       Basic and diluted. . . . . . . . . . . . . . . . . . .  $             (0.01)  $ (0.01)
                                                               ====================  ========

WEIGHTED AVERAGE SHARES
       Basic and diluted. . . . . . . . . . . . . . . . . . .               82,259    61,654
                                                               ====================  ========


See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                                  2003    2002
                                                                   --------------------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (494)  $(350)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . .                  103     134
     Provision for bad debts. . . . . . . . . . . . . . . . . . .                   13      10
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . .                  202    (203)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . .                  688     106
     Accounts payable and accrued liabilities . . . . . . . . . .                   30     165
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . .                  (35)   (273)
                                                                   --------------------  ------

    Net cash provided by (used in) operating activities . . . . .                  507    (411)
                                                                   --------------------  ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net. . . . . . . . .                  (14)     (3)
  Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . .                   (1)     (9)
                                                                   --------------------  ------

    Net cash used in investing activities . . . . . . . . . . . .                  (15)    (12)
                                                                   --------------------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under the revolving line of credit and term loan                 (531)    184
  Repayment of obligations under capital leases . . . . . . . . .                  (31)    (34)
  Proceeds from sale of stock, net                                                   5     ---
                                                                   --------------------  ------

    Net cash (used in) provided by financing activities . . . . .                 (557)    150
                                                                   --------------------  ------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .                  (65)   (273)

CASH AND CASH EQUIVALENTS, at beginning of period . . . . . . . .                  266     423
                                                                   --------------------  ------
CASH AND CASH EQUIVALENTS, at end of period . . . . . . . . . . .  $               201   $ 150
                                                                   ====================  ======


See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2003


NOTE  A  --  Basis  of  Presentation
------------------------------------
Sentry Technology Corporation ("Sentry"), a Delaware Corporation, was established to effect the merger of Knogo North America Inc. ("Knogo N.A.") and Video Sentry Corporation ("Video Sentry"), which was consummated on February 12, 1997. The merger resulted in Knogo N.A. and Video Sentry becoming wholly owned subsidiaries of Sentry. The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE  B  --  Investment  by  Dialoc  ID  Holdings  B.V.
-------------------------------------------------------
Dialoc ID Holdings B.V. ("Dialoc ID") increased their ownership in Sentry to 51% on January 7, 2003 through the exercise of 4,516,475 shares of newly issued common stock at an exercise price of $0.001 per share, in accordance with the provisions of a share purchase agreement.


NOTE  C  --  Financial  Condition  and  Liquidity
-------------------------------------------------
We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years.As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. The revised business plan calls for the following:

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

On January 7, 2003, Sentry initiated its restructuring plan. Due to the size of the layoff, Sentry was required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities are being expensed as they are incurred. The Company believes the successful implementation of this restructuring will result in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

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

Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. The Company had no material capital expenditure or purchase commitments as of March 31, 2003.

Currently, Sentry's major shareholder, Dialoc ID, is not able to provide additional financial support for Sentry. If the Company is not able to raise additional debt or equity financing, it could be forced into a bankruptcy or be required to liquidate its assets. In this scenario, most likely, Sentry's secured lender would receive the bulk of any proceeds.


NOTE  D  --  Inventories
------------------------
Inventories  consist  of  the  following:
                                March  31,  2003            December  31,  2002
                                ----------------            -------------------
                                               (in  thousands)
Raw  materials                    $     402                     $     513
Work-in-process                         586                           618
Finished  goods                       1,469                         2,014
                                      -----                         -----
                                  $   2,457                     $   3,145
                                  =   =====                     =   =====

Reserves for excess and obsolete inventory totaled $3,593,000 and $3,610,000 as of March 31, 2003 and December 31, 2002, respectively and have been included as a component of the above amounts.


NOTE  E  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. Also, Peter Murdoch, a shareholder of Dialoc ID, receives an annual salary of $50,000 in 2003 in the capacity of President of Sentry. Purchases from Dialoc ID were $1,000 and $3,000 in the quarters ended March 31, 2003 and March 31, 2002, respectively. Services and sales to Dialoc ID were $4,000 in the quarter ended March 31, 2003. The net amount payable to Dialoc ID as of March 31, 2003 was $120,000.

In addition, on March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share, which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will not have any personal liability for the principal of the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime (currently 4.25%) less .75%. The note has been reflected as a reduction of shareholders' equity on the balance sheet.


NOTE  F  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at March 31, 2003 and 2002 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,653,884 and 3,788,480 shares of common stock with a weighted average exercise price of $0.57 and $0.71 were outstanding at March 31, 2003 and 2002, but were not included in the computation of diluted net loss per share because their effect would be antidilutive.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2003


Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income
(loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value method of accounting for stock options under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".


                                                   Three  Months  Ended
                                          March  31,  2003     March  31,  2002
                                          ----------------     ----------------
                                                     (in  thousands)

Net  loss,  as  reported                    $     (494)           $     (350)

Deduct:  Total  stock-based  employee
compensation expense  determined  under
the fair value method for all awards,
net  of  related  tax  effects                     (19)                 (110)
                                                 ------               -------
Pro-forma  net  loss                        $     (513)           $     (460)
                                            ===========           ===========
Net  loss  per  share:
Basic  and  Diluted  -  as  reported        $    (0.01)           $    (0.01)
                                            ===========           ===========
Basic  and  Diluted  -  pro  forma          $    (0.01)           $    (0.01)
                                            ===========           ===========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in the three month periods ended March 31, 2003 or 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain  Factors  That  May  Affect  Future  Results
----------------------------------------------------

Information contained or incorporated by reference in this periodic report on Form 10-QSB and in other SEC filings by Sentry contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. For further details and discussion of these risks and uncertainties see Sentry Technology Corporation's SEC filings including, but not limited to, its annual report on Form 10-K. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.


Results  of  Operations:
------------------------

We sell our products predominantly into the retail market. We recognize that our domestic revenues will continue to be influenced by the soft economic environment. As part of our restructuring plan and due to the limitations of our financial resources, we reduced the number of direct salespersons from thirteen to four, whose efforts are supplemented by six in-house sales support staff and two independent sales representatives. Our sales efforts were primarily focused towards our top 30 customers. The transition to this strategy may result in large swings in our order flow, based on the timing of new store openings and the receipt of orders from these customers. This is reflected in the reduction in our backlog of orders from approximately $4.5 million at March 31, 2002 to approximately $3.6 million at March 31, 2003. Consolidated revenues were 25% lower in the quarter ended March 31, 2003 than in the quarter ended March 31, 2002. Total revenues for the periods presented are broken out as follows:

                                                 Q-1          Q-1         % Change
                                                 2003         2002        Incr (Decr)
                                              ----------    --------      -----------
                                                   (in thousands)

EAS. . . . . . . . . . . . . . . . . . . . .  $   425       $   691         (38)
CCTV . . . . . . . . . . . . . . . . . . . .    1,477         1,767         (16)
SentryVision . . . . . . . . . . . . . . . .      373           639         (42)
3M library products. . . . . . . . . . . . .       45           114         (61)
                                              --------      --------       ------
Total sales. . . . . . . . . . . . . . . . .    2,320         3,211         (28)
Service revenues and other . . . . . . . . .    1,254         1,531         (18)
                                              --------      --------       ------
Total revenues . . . . . . . . . . . . . . .  $ 3,574       $ 4,742         (25)
                                              ========      ========       ======



Direct sales of EAS products were lower in the first quarter of 2003 as compared to the same period in the prior year as a result of lower sales to smaller boutique customers. There was a decrease in CCTV and SentryVision revenues from Lowe's Home Centers of approximately $0.8 million in the first quarter of 2003 as compared to the first quarter of 2002 as result of the timing of the contracts received, which was partially offset by approximately $0.5 million in new CCTV orders from Home Depot. While we terminated our distribution agreement with 3M for library products as of the end of 2002, final installation completions continued into the first quarter of 2003. Service revenues and other decreased as a result of lower installation revenue than in the prior year.

Cost of sales were 71% of total sales in the three month period ended March 31, 2003 compared to 67% in the same period of the prior year. The reduction in sales in 2003 and related decrease in production levels resulted in significant manufacturing inefficiencies, including the under absorption of labor and overhead. In addition, cost of sales was negatively impacted during the first quarter of 2003 as Sentry prepared for the outsourcing of all manufacturing operations.

Customer service expenses were 12% lower in the first quarter of 2003 than in the first quarter of 2002 primarily as a result of a decrease in the number of customer service employees and lower outside contractor costs resulting from lower revenue levels.

Selling, general and administrative expenses were 26% lower in the three month period ended March 31, 2003 when compared to the same period of the previous year primarily as a result of lower payroll costs and commissions partly as a result of the headcount reduction as of March 7, 2003. We anticipate that selling, general and administrative costs will continue to decline on a comparative basis during the remainder of 2003.

Research and development costs were higher in the first quarter of 2003 when compared to the first quarter of 2002 due to a reorganization and transfer of employees into the engineering group as part of our restructuring.

Net interest expense for the first quarter of 2003 decreased due to lower average borrowings and lower interest rates under our revolving credit agreement.

Due to net operating losses, we have not provided for income taxes in any of the periods presented.

As a result of the foregoing, Sentry had a net loss of $0.5 million in the quarter ended March 31, 2003 as compared to a net loss of $0.4 million in the quarter ended March 31, 2002.


Liquidity  and  Capital  Resources  as  of  March  31,  2003
------------------------------------------------------------

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. The revised business plan calls for the following:

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

On January 7, 2003, Sentry initiated its restructuring plan. Due to the size of the layoff, Sentry was required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities are being expensed as they are incurred. The Company believes the successful implementation of this restructuring will result in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

As of March 31, 2003, we had borrowings of approximately $1.5 million with CIT, the maximum amount available under the revolving credit facility. We continue to supplement our borrowings under this credit facility with purchase order financing through EPK Financial Corporation. During the first quarter of 2003, we funded $0.4 million in inventory purchases under this facility, all of which was repaid before the end of the quarter.

Currently, Sentry has approximately $1.5 million of past due debts with its unsecured trade creditors. During the quarter, we held a meeting with these trade creditors and an informal creditors committee was formed to represent their interests. The committee was provided with Sentry's business plan, including current and projected future financial statements and cash flows. The committee and Sentry negotiated a settlement that includes a cash payment of 10% of the balance owed payable over the next three years commencing January 2004. In addition, Sentry would issue two shares of common stock for each dollar of debt owed. That offer has been sent to the trade creditors and to date, the majority of the trade creditors have accepted.

We continue to pursue additional debt or equity financing through our financial advisors.

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

Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. The Company had no material capital expenditure or purchase commitments as of March 31, 2003.

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


SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Related  Party  Transactions
----------------------------
Details of related party transactions are included in Notes B and E of this Form 10-QSB.


Item  3.     Controls  and  Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal
controls,  including  any  corrective   actions  with  regards  to  significant
deficiencies  and  material  weaknesses.


PART  II  -  OTHER  INFORMATION
-------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     List  of  Exhibits:
        99.2     Certification  by  Chief  Executive  Officer
        99.3     Certification  by  Chief  Financial  Officer

(b) Reports on Form 8-K - On January 7, 2003, we filed a Current Report on Form 8-K disclosing a change in our independent public accountants. On January 22, 2003, we filed a Current Report on Form 8-K disclosing a change of control in our Company.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SENTRY  TECHNOLOGY  CORPORATION
                             -------------------------------


Date:   May  13,  2003       By:  /S/   PETER  J.  MUNDY
        --------------            ----------------------
                                  Peter  J.  Mundy,  Vice  President
                                  Finance  and Chief  Financial  Officer
                                 (Principal  Financial and Accounting Officer)




                                 CERTIFICATIONS

I,  Peter  L.  Murdoch,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Sentry Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

May  13,  2003

                                 CERTIFICATIONS

I,  Peter  J.  Mundy,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Sentry Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                          Peter  J.  Mundy
                          Vice  President  and  Chief  Financial  Officer

May  13,  2003

Exhibit  99.1


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter L. Murdoch, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                          /s/  PETER  L.  MURDOCH
                          -------------------------------------------------
                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

May  13,  2003

Exhibit  99.2


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter J. Mundy, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                         /s/  PETER  J.  MUNDY
                         -------------------------------------------------

                         Peter  J.  Mundy
                         Vice  President  and  Chief  Financial  Officer

May  13,  2003