Form 10QSB
period 2003-06-30
SENTRY TECHNOLOGY CORP
filed 2003-08-14
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
            EXCHANGE ACT  OF  1934

                       For the quarter ended June 30, 2003

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

Yes     X          No
        -

As of August 13, 2003, there were 85,746,886 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                                     Page  No.
                                                                     ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     June  30,  2003  and  December  31,  2002                          3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  June  30,  2003  and  2002
     And  Six  Months  Ended  June  30,  2003  and  2002                4

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Six  Months  Ended  June  30,  2003  and  2002                     5

     Notes  to  Condensed  Consolidated  Financial
     Statements  -  June  30,  2003                                  6  -  8


Item  2.     Management's  Discussion  and  Analysis  of
             Financial  Condition  and  Results  of  Operations      9  -  12

Item  4.     Controls  and  Procedures                                  12



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                      12


Signatures                                                              12

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

                               SENTRY TECHNOLOGY CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                     (In thousands)
                                                                June 30,    December 31,
                                                                  2003          2002
                                                               ----------  --------------
ASSETS
--------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $     107   $         266
  Accounts receivable, less allowance for doubtful
     accounts of $342 and $303, respectively . . . . . . . . .        934           1,472
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .      2,205           3,145
  Prepaid expenses and other current assets. . . . . . . . . .        172             237
                                                                ----------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .      3,418           5,120

PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . .      2,390           2,563
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .        287             309
                                                                ----------  --------------

                                                                $   6,095   $       7,992
                                                                ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan . . . . . . . . . . .  $   1,297   $       2,067
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        498           1,807
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .      1,707           1,523
  Obligations under capital leases -
     current portion . . . . . . . . . . . . . . . . . . . . .         91              97
  Deferred income. . . . . . . . . . . . . . . . . . . . . . .        225             394
                                                                ----------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . .      3,818           5,888

NOTES PAYABLE                                                          74             ---

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion. . . . . . . . . . . . . . . . . . . . .      2,509           2,555
                                                                ----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .      6,401           8,443

SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .         85              78
  Additional paid-in capital . . . . . . . . . . . . . . . . .     44,623          44,521
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .    (44,894)        (44,930)
  Note receivable from shareholder . . . . . . . . . . . . . .       (120)           (120)
                                                                ----------  --------------
    Total shareholders' equity (deficit) . . . . . . . . . . .       (306)           (451)
                                                                ----------  --------------
                                                                $   6,095   $       7,992
                                                                ==========  ==============

See notes to the condensed consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                 June 30,
                                                                -------------------       -----------------
                                                                 2003          2002       2003         2002
                                                                -------------------       -----------------
REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,326       3,181       $ 5,900   $ 7,923

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .      837       1,559         2,489     3,707
  Customer service expenses. . . . . . . . . . . . . . . . . .      697       1,054         1,818     2,333
  Selling, general and administrative expenses . . . . . . . .      857       1,368         1,881     2,750
  Research and development . . . . . . . . . . . . . . . . . .      175         145           335       296
                                                                --------    --------      --------   -------

                                                                  2,566       4,126         6,523     9,086
                                                                --------    --------      --------   -------

OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . . .     (240)       (945)         (623)   (1,163)

INTEREST EXPENSE . . . . . . . . . . . . . . . . . . . . . . .      100         140           211       272
                                                                --------    --------      --------   -------

LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .     (340)     (1,085)         (834)   (1,435)

INCOME TAXES (BENEFIT)                                             (348)        ---          (348)      ---
                                                                --------    --------      --------   -------

PROFIT (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . .        8      (1,085)         (486)   (1,435)

EXTRAORDINARY ITEM - Gain on extinguishment
         of debt, net of  $348 income taxes                         522         ---           522       ---
                                                                --------    --------      --------   -------

NET PROFIT (LOSS). . . . . . . . . . . . . . . . . . . . . . .  $   530      (1,085)      $    36   $(1,435)
                                                                ========    ========      ========  ========

NET PROFIT (LOSS) PER SHARE
  Profit (loss) before extraordinary item. . . . . . . . . . .  $  0.00       (0.02)      $ (0.01)  $ (0.02)
  Extraordinary item . . . . . . . . . . . . . . . . . . . . .     0.01        0.00          0.01      0.00
                                                                --------    --------      --------  --------
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . .  $  0.01       (0.02)      $  0.00   $ (0.02)
                                                                ========    ========      ========  ========

WEIGHTED AVERAGE SHARES
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . .   82,943      71,032        82,601    66,343
                                                                ========    ========      ========  ========


See notes to the condensed consolidated financial statements.


                                 SENTRY  TECHNOLOGY  CORPORATION
                      CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                           (In  thousands)




                                                                         Six Months Ended
                                                                             June 30,
                                                                  ----------------------------
                                                                         2003             2002
                                                                  ------------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------
  Net profit (loss). . . . . . . . . . . . . . . . . . . . . . .  $              36   $(1,435)
  Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .                200       266
     Provision for bad debts . . . . . . . . . . . . . . . . . .                 25        23
     Gain on extinguishment of debt. . . . . . . . . . . . . . .               (870)       --
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . .                513       593
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .                940       239
     Accounts payable and accrued liabilities. . . . . . . . . .                (77)      735
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . .                (85)     (164)
                                                                  ------------------  --------

    Net cash provided by operating activities. . . . . . . . . .                682       257
                                                                  ------------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net . . . . . . . .                (12)      (62)
  Intangibles. . . . . . . . . . . . . . . . . . . . . . . . . .                (12)      (11)
                                                                  ------------------  --------

    Net cash used in investing activities. . . . . . . . . . . .                (24)      (73)
                                                                  ------------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under the revolving line of credit and term loan.               (770)     (327)
  Repayment of obligations under capital leases. . . . . . . . .                (52)      (44)
  Proceeds from sale of stock, net . . . . . . . . . . . . . . .                  5        14
                                                                  ------------------  --------

    Net cash used in by financing activities . . . . . . . . . .               (817)     (357)
                                                                  ------------------  --------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .               (159)     (173)

CASH AND CASH EQUIVALENTS, at beginning of period. . . . . . . .                266       423
                                                                  ------------------  --------
CASH AND CASH EQUIVALENTS, at end of period. . . . . . . . . . .  $             107   $   250
                                                                  ==================  ========


See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2003

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


NOTE  B  --  Financial  Condition  and  Liquidity
-------------------------------------------------
We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. To date our progress under the revised business plan is as follows:

- Significantly downsized our operations including the elimination of approximately 60 of 117 positions as of March 7, 2003.
- Negotiated a settlement with past due trade vendors which has resulted in an $870,000 gain.
- Negotiated with the current landlord to move out of its present corporate facility. The lease termination will result in a gain of approximately $350,000 in the third quarter of 2003. In addition, the Company is finalizing its negotiations to relocate to a smaller and less costly facility by October 1, 2003.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced of all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.

On January 7, 2003, Sentry initiated its restructuring plan. Due to the size of the layoff, Sentry was required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities are being expensed as they are incurred. The successful implementation of this restructuring to date has resulted in substantial gross margin improvements and reductions in operating expenses beginning in the second quarter of 2003.

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

Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. The Company had no material capital expenditure or purchase commitments as of June 30, 2003.





SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2003


Currently, Sentry's major shareholder, Dialoc ID, is not able to provide additional financial support for Sentry. If the Company is not able to raise additional debt or equity financing, it could be forced into a bankruptcy or be required to liquidate its assets. In this scenario, most likely, Sentry's secured lender would receive the bulk of any proceeds.


NOTE  C  --  Extraordinary  Item  -  Gain  on  Extinguishment  of  Debt
-----------------------------------------------------------------------
In June 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1,085,000. The notes, approximating $110,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,172,360 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, the Company realized an extraordinary gain of $870,000, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. The $348,000 income tax provision recognized on the extraordinary gain was offset by an equivalent income tax benefit generated from the current period's loss from operations and the utilization of net operating loss carryforwards.


NOTE  D  --  Inventories
------------------------
Inventories  consist  of  the  following:
                                  June  30,  2003       December  31,  2002
                                  ---------------       -------------------
                                               (in  thousands)
Raw  materials                    $     537                 $     513
Work-in-process                         510                       618
Finished  goods                       1,158                     2,014
                                      -----                     -----
                                  $   2,205                 $   3,145
                                  =========                 =========



Reserves for excess and obsolete inventory totaled $2,425,000 and $3,610,000 as of June 30, 2003 and December 31, 2002, respectively and have been included as a component of the above amounts.


NOTE  E  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. Also, Peter Murdoch, a shareholder of Dialoc ID, receives an annual salary of $50,000 in 2003 in the capacity of President of Sentry. Purchases from Dialoc ID were $11,000 and $7,000 in the quarters ended June 30, 2003 and June 30, 2002 and $12,000 and $10,000 in the six month periods ended June 30, 2003 and 2002, respectively. Services and sales to Dialoc ID were $35,000 and $8,000 in the quarters ended June 30, 2003 and 2002 and $39,000 and $13,000 in the six month periods ended June 30, 2003 and 2003, respectively. The net amount payable to Dialoc ID as of June 30, 2003 was $118,000.

In addition, on March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share, which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will not have any personal liability for the principal of the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime (currently 4 %) less .75%. The note has been reflected as a reduction of shareholders' equity on the balance sheet.









SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2003


NOTE  F  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at June 30, 2003 and 2002 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,615,912 and 3,673,508 shares of common stock with a weighted average exercise price of $0.57 and $0.71 were outstanding at June 30, 2003 and 2002, but were not included in the computation of diluted net loss per share because their effect would be antidilutive.

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

                                              Three  Months  Ended            Six  Months Ended
                                            June  30,     June 30,          June 30,     June  30,
                                              2003          2002              2003         2002
                                            ---------     --------          --------     ---------
                                               (in  thousands,  except  per  share  data)
Net income (loss), as reported . . . . . .   $ 530         $(1,085)         $  36         $(1,435)

Deduct:  Total stock-based employee
compensation expense determined
under the fair value method for all
awards, net of related tax effects . . . .      20              29             36             139
                                             -----         --------         -----         --------

Pro-forma net income (loss). . . . . . . .   $ 510         $(1,114)         $   -         $(1,574)
                                             =====         ========         =====         ========

Net income (loss) per share:
Basic and Diluted - as reported. . . . . .   $0.01         $ (0.02)         $0.00         $ (0.02)
                                             =====         ========         =====         ========
Basic and Diluted - pro forma. . . . . . .   $0.01         $ (0.02)         $0.00         $ (0.02)
                                             =====         ========         =====         ========


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in the three or six month periods ended June 30, 2003 or 2002.






NOTE  G  --  Subsequent  Event
------------------------------
On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its current facility in Hauppauge, New York. Under terms of the settlement, Sentry is released from its current and future liabilities under the leases in exchange for a $250,000 8% note, payable in 36 equal monthly installments of $7,834, including interest, commencing November 1, 2003. The note also obligates Sentry to prepay an amount of $100,000 against the note in the event of an equity financing, as defined. In addition, Sentry agreed to issue the landlord 1,000,000 shares of common stock, for which the fair value of the stock ($33,000) was determined using the closing price as of July 9, 2003. Sentry is also obligated to pay rent of $16,000 per month until it vacates the premises on or before September 30, 2003. The Company anticipates that it will recognize a gain of approximately $350,000 in the third quarter of 2003, representing the difference between the carrying amount of outstanding obligations to the landlord less the net book value of the property on the date of the settlement.

The Company is currently finalizing its negotiations for a new operating facility.







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


Results  of  Operations:
------------------------

We sell our products predominantly into the retail market. We recognize that our domestic revenues will continue to be influenced by the soft economic environment. As part of our restructuring plan and due to the limitations of our financial resources, we reduced the number of direct salespersons from thirteen to four, whose efforts are supplemented by six in-house sales support staff and two independent sales representatives. Our sales efforts were primarily focused towards our top 30 customers. The transition to this strategy may result in large swings in our order flow, based on the timing of new store openings and the receipt of orders from these customers. This is reflected in the reduction in our backlog of orders from approximately $5.2 million at June 30, 2002 to approximately $3.4 million at June 30, 2003. Just after the end of Q-2, we received approximately $1.5 million in additional Lowe's Home Centers orders. Consolidated revenues were 27% and 26% lower in the quarter and six months ended June 30, 2003 than in the quarter and six months ended June 30, 2002. Total revenues for the periods presented are broken out as follows:

                                    Q-2      Q-2       %           6 Mos.   6 Mos.    %
                                   2003     2002    Change         2003     2002    Change
                                  -------  -------  -------      -------   ------   -------
                                       (in thousands)                 (in thousands)

EAS . . . . . . . . . . . . .     $  546   $  625     (13)       $   970  $ 1,316     (26)
CCTV. . . . . . . . . . . . .        470      863     (46)         1,947    2,630     (26)
SentryVision. . . . . . . . .        485      497      (2)           859    1,136     (24)
3M library products . . . . .          -       77    (100)            45      191     (76)
                                  -------  -------  -------       -------   ------  -------
Total sales . . . . . . . . .      1,501    2,062     (27)         3,821    5,273     (28)
Service revenues and other. .        825    1,119     (26)         2,079    2,650     (22)
                                  -------  -------  -------       -------   ------  -------
Total revenues. . . . . . . .     $2,326   $3,181     (27)       $ 5,900   $7,923     (26)
                                  =======  =======  =======      =======   ======  =======


Direct sales of EAS products were lower in both the second quarter and first six months of 2003 as compared to the same period in the prior year as a result of lower sales to our Mexican Distributor and to smaller boutique customers. There was a decrease in CCTV and SentryVision revenues from Lowe's Home Centers of approximately $1.0 million in the first six months of 2003 as compared to the first six months of 2002 as result of the timing of the contracts received, which was partially offset by approximately $0.5 million in new CCTV orders from Home Depot. We terminated our distribution agreement with 3M for library products as of the end of 2002, however, the final installations were completed in first quarter of 2003. Service revenues and other decreased in both the second quarter and first six months primarily as a result of lower installation revenue than in the prior year.





SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of sales were 56% and 65% of total sales in the three and six month periods ended June 30, 2003 compared to 76% and 70% in the same periods of the prior year. Part of our restructuring plan for 2003 included the outsourcing of all significant manufacturing operations. The decrease in the cost of sales percentage in the second quarter of 2003 is a result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing as of the end of the first quarter of 2003.

We were successful in reducing customer service expenses by 34% and 22% in the second quarter and first six months of 2003 as compared to the second quarter and first six months of 2002 primarily as a result of a decrease in the number of customer service employees and lower outside contractor costs resulting from lower revenue levels.

Selling, general and administrative expenses were 37% and 32% lower in the three and six month periods ended June 30, 2003 when compared to the same period of the previous year. primarily as a result of lower payroll costs and commissions partly as a result of the headcount reduction as of March 7, 2003. We anticipate that selling, general and administrative costs will continue to decline on a comparative basis during the remainder of 2003, particularly after we relocate to a smaller, less costly facility by October 1, 2003.

Research and development costs were higher in the second quarter and first six months of 2003 when compared to the second quarter and first six months of 2002 due to a reorganization and transfer of employees into the engineering group as part of our restructuring.

Net interest expense for the second quarter and first six months of 2003 decreased due to lower average borrowings and lower interest rates under our revolving credit agreement.

In the second quarter of 2003, the Company entered into a settlement with certain of its vendors for past due obligations which resulted in a gain of approximately $522,000 (net of $348,000 income taxes) which represents the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement
..
The $348,000 income tax provision recognized on the extraordinary gain was offset by an equivalent income tax benefit generated from the current period's loss from operations and the utilization of net operating loss carryforwards. Due to net operating losses, we have not provided for income taxes in any of the periods of 2002.

As a result of the foregoing, Sentry had net profits of $530,000 and $36,000 in the quarter and first six months ended June 30, 2003 as compared to net losses of $1.1 and $1.4 million in the quarter and six months ended June 30, 2002.


Liquidity  and  Capital  Resources  as  of  June  30,  2003
-----------------------------------------------------------

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. To date, we have made significant progress under our revised business plan including the following:

- Significantly downsized our operations including the elimination of approximately 60 of 117 positions as of March 7, 2003.
- Negotiated a settlement with past due trade vendors which has resulted in an $870,000 gain.
- Negotiated with the current landlord to move out of its present corporate facility. The lease termination will result in a gain of approximately $350,000 in the third quarter of 2003. In addition, the Company is finalizing its negotiations to relocate to a smaller and less costly facility by October 1, 2003.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.


On January 7, 2003, Sentry initiated its restructuring plan. Due to the size of the layoff, Sentry was required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities are being expensed as they are incurred. The successful implementation of this restructuring to date has resulted in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

As of June 30, 2003, we had borrowings of approximately $1.3 million with CIT, the maximum amount available under the revolving credit facility. We continue to supplement our borrowings under this credit facility with purchase order financing through EPK Financial Corporation. During the second quarter and first six months of 2003, we funded $247,000 and $686,000 in inventory purchases under this facility. As of June 30, 2003, we owed approximately $150,000 under this facility.

In June 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1,1 million. The notes, approximating $110,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,172,360 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, the Company realized an extraordinary gain of $870,000, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. To date, approximately 81% of past due trade debts have been settled.

 On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its current facility in Hauppauge, New York. Under terms of the settlement, Sentry is released from its current and future liabilities under the leases in exchange for a $250,000 8% note, payable in 36 equal monthly installments of $7,834, including interest, commencing November 1, 2003. The note also obligates Sentry to prepay an amount of $100,000 against the note in the event of an equity financing, as defined. In addition, Sentry agreed to issue the landlord 1,000,000 shares of common stock, for which the fair value of the stock ($33,000) was determined using the closing price as of July 9, 2003. Sentry is also obligated to pay rent of $16,000 per month until it vacates the premises on or before September 30, 2003. The Company anticipates that it will recognize a gain of approximately $350,000 in the third quarter of 2003, representing the difference between the carrying amount of outstanding obligations to the landlord less the net book value of the property on the date of the settlement. The Company is currently finalizing its negotiations for a new operating facility. It is anticipated that the move will result in excess of $250,000 in savings on an annualized basis.

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

Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. The Company had no material capital expenditure or purchase commitments as of June 30, 2003.

Currently, Sentry's major shareholder, Dialoc ID, is not able to provide additional financial support for Sentry. If the Company is not able to raise additional debt or equity financing, we could be forced into a bankruptcy or be required to liquidate our assets. In this scenario, most likely, Sentry's secured lender would receive the bulk of any proceeds.


Related  Party  Transactions
----------------------------
Details  of  related  party  transactions  are  included  in Note E of this Form
10-QSB.


Item  4.     Controls  and  Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:


99.1 this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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


PART  II  -  OTHER  INFORMATION
-------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     List  of  Exhibits:
        99.2     Certification  by  Chief  Executive  Officer
        99.3     Certification  by  Chief  Financial  Officer

(b) Reports on Form 8-K - On June 24, 2003, the Company filed a Report on Form 8-K announcing the postponement and restructuring of approximately $1.1 million of its supplier debt as part of its comprehensive plan to restructure the Company.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SENTRY  TECHNOLOGY  CORPORATION
                                         -------------------------------


Date:  August  14,  2003                 By:     /S/   PETER  J.  MUNDY
       -----------------                         ----------------------
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

                          /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

                          August  14,  2003

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

                          /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                          Peter  J.  Mundy
                          Vice  President  and  Chief  Financial  Officer

                          August  14,  2003

Exhibit  99.1


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter L. Murdoch, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                          /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

                          August  14,  2003

Exhibit  99.2


  CERTIFICATION PURSUANT TO 18 U.S.C.SS.1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 of Sentry Technology Corporation (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter J. Mundy, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                          /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                          Peter  J.  Mundy
                          Vice  President  and  Chief  Financial  Officer

                          August  14,  2003