Form 10QSB
period 2003-09-30
SENTRY TECHNOLOGY CORP
filed 2003-11-06
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                    For the quarter ended September 30, 2003

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



         1881  Lakeland  Avenue,  Ronkonkoma,  NY            11779
      ----------------------------------------------------------------
    (Address  of  principal  executive  offices)           (Zip Code)

                                631-739-2000
                                ------------
              (Registrant's telephone number, including area code)


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

Yes     X          No
        -


As of November 4, 2003, there were 85,748,886 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----

                                                                  Page  No.
                                                                  ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     September  30,  2003  and  December  31,  2002                   3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  September  30,  2003  and  2002
     and  Nine  Months  Ended  September  30,  2003  and  2002        4

     Consolidated  Statements  of  Cash  Flows  --
     Nine  Months  Ended  September  30,  2003  and  2002             5

     Notes  to  Condensed  Consolidated  Financial
     Statements  -  September  30,  2003                           6  -  9


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations            8  -  12


Item  4.     Controls  and  Procedures                            12  -  13



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                   13


Signatures                                                           13

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                                 September 30,    December 31,
                                                                     2003             2002
                                                                ---------------  --------------
ASSETS
--------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $          215   $         266
  Accounts receivable, less allowance for doubtful
     accounts of $357 and $303, respectively . . . . . . . . .           1,944           1,472
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .           2,197           3,145
  Prepaid expenses and other current assets. . . . . . . . . .             135             237
                                                                ---------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .           4,491           5,120

PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . .             190           2,563
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .             281             309
                                                                ---------------  --------------

                                                                $        4,962   $       7,992
                                                                ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan . . . . . . . . . . .  $        1,895   $       2,067
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .             747           1,807
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .           1,812           1,523
  Obligations under capital leases -
     current portion . . . . . . . . . . . . . . . . . . . . .               5              97
  Deferred income. . . . . . . . . . . . . . . . . . . . . . .             242             394
                                                                ---------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . .           4,701           5,888

NOTES PAYABLE                                                              263             ---

OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion. . . . . . . . . . . . . . . . . . . . .              15           2,555
                                                                ---------------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .           4,979           8,443

SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .              86              78
  Additional paid-in capital . . . . . . . . . . . . . . . . .          44,657          44,521
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .         (44,640)        (44,930)
  Note receivable from shareholder . . . . . . . . . . . . . .            (120)           (120)
                                                                ---------------  --------------
    Total shareholders' equity (deficit) . . . . . . . . . . .             (17)           (451)
                                                                ---------------  --------------
                                                                $        4,962   $       7,992
                                                                ===============  ==============


See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)


                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30                       September 30

                                                                2003           2002               2003           2002
                                                                -------------------               -------------------
REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 3,784        $ 3,425             $ 9,684        $11,348

COSTS AND EXPENSES:
     Cost of sales . . . . . . . . . . . . . . . . . . . . . .  1,490          1,884               3,979          5,591
     Customer service expenses . . . . . . . . . . . . . . . .  1,094            977               2,912          3,310
     Selling, general and administrative expenses. . . . . . .    976          1,389               2,726          4,139
     Research and development. . . . . . . . . . . . . . . . .    157            119                 492            415
                                                              --------       --------            --------       --------

                                                                3,717          4,369              10,109         13,455
                                                              --------       --------            --------       --------

OPERATING PROFIT (LOSS). . . . . . . . . . . . . . . . . . . .     67           (944)               (425)        (2,107)

INTEREST AND FINANCING EXPENSES. . . . . . . . . . . . . . . .    171            104                 513            376
                                                              --------       --------            --------       --------

LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .   (104)        (1,048)               (938)        (2,483)

INCOME TAXES (BENEFIT)                                           (143)           ---                (491)           ---
                                                              --------       --------            --------       --------

PROFIT (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . .     39         (1,048)               (447)        (2,483)

EXTRAORDINARY ITEM - Gain on extinguishment
         of debt, net of  $143 and $491 income taxes              215            ---                 737            ---
                                                              --------       --------            --------       --------

NET PROFIT (LOSS). . . . . . . . . . . . . . . . . . . . . . .$   254        $(1,048)            $   290        $(2,483)
                                                              ========       ========            ========       ========

NET PROFIT (LOSS) PER SHARE
Profit (loss) before extraordinary item. . . . . . . . . . . .$  0.00          (0.01)            $ (0.01)       $ (0.04)
Extraordinary item . . . . . . . . . . . . . . . . . . . . . .   0.00           0.00                0.01           0.00
                                                              --------       --------            --------       --------
         Basic and diluted . . . . . . . . . . . . . . . . . .$  0.00          (0.01)            $  0.00        $ (0.04)
                                                              ========       ========            ========       ========

WEIGHTED AVERAGE SHARES
       Basic and diluted . . . . . . . . . . . . . . . . . . . 85,656         78,044              83,619         70,243
                                                              ========       ========            ========       ========


See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                             -----------------
                                                                             2003         2002
                                                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------
  Net profit (loss). . . . . . . . . . . . . . . . . . . . . . .           $     290   $(2,483)
  Adjustments to reconcile net profit (loss)
     to net cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .                 244       359
     Provision for bad debts . . . . . . . . . . . . . . . . . .                  38       (39)
     Gain on extinguishment of debt                                           (1,228)      ---
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . .                (510)      853
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .                 948     1,019
     Accounts payable and accrued liabilities. . . . . . . . . .                 454       684
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . .                 (32)      190
                                                                           ----------  --------

    Net cash provided by operating activities. . . . . . . . . .                 204       583
                                                                           ----------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net . . . . . . . .                 (23)      (64)
  Intangibles. . . . . . . . . . . . . . . . . . . . . . . . . .                 (12)      (12)
                                                                           ----------  --------

    Net cash used in investing activities. . . . . . . . . . . .                 (35)      (76)
                                                                           ----------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under the revolving line of credit and term loan.                (172)     (351)
  Repayment of obligations under capital leases. . . . . . . . .                 (53)      (61)
  Proceeds from sale of stock, net . . . . . . . . . . . . . . .                   5        11
                                                                           ----------  --------

    Net cash used in financing activities. . . . . . . . . . . .                (220)     (401)
                                                                           ----------  --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .                 (51)      106

CASH AND CASH EQUIVALENTS, at beginning of period. . . . . . . .                 266       423
                                                                           ----------  --------
CASH AND CASH EQUIVALENTS, at end of period. . . . . . . . . . .           $     215   $   529
                                                                           ==========  ========


See notes to the condensed consolidated financial statements.




SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2003


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


NOTE  B  --  Financial  Condition  and  Liquidity
-------------------------------------------------
We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. To date our progress under the revised business plan is as follows:

- Significantly downsized our operations including the elimination of approximately 55 of 117 positions as of March 7, 2003.
- Negotiated a settlement with past due trade vendors which has resulted in an $875,000 gain.
- Negotiated with the previous landlord to move out of its Hauppauge corporate facility. The lease termination has resulted in a gain of $353,000.
-     Relocated  its  corporate  offices  to a smaller and less costly facility.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2003


Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. The Company had no material capital expenditure or purchase commitments as of September 30, 2003.

Currently, Sentry's major shareholder, Dialoc ID, is not able to provide additional financial support for Sentry. If the Company is not able to raise additional debt or equity financing, it could be forced into a bankruptcy or be required to liquidate its assets. In this scenario, most likely, Sentry's secured lender would receive the bulk of any proceeds.


NOTE  C  --  Extraordinary  Items  -  Gain  on  Extinguishment  of  Debt
------------------------------------------------------------------------
On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its then current facility in Hauppauge, New York. Under terms of the settlement, Sentry was released from its current and future liabilities under the leases in exchange for a $250,000, 8% note, payable in 36 equal monthly installments of $7,834, including interest, commencing November 1, 2003. The note also obligates Sentry to prepay an amount of $100,000 against the note in the event of an equity financing, as defined. In addition, Sentry issued the landlord 1,000,000 shares of common stock, for which the fair value of the stock ($33,000) was determined using the closing price as of July 9, 2003. Sentry was also obligated to pay rent of $16,000 per month until it vacated the premises on September 30, 2003. The Company recognized a gain of $353,000 in the third quarter of 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement.

As of October 1, 2003, Sentry moved its corporate offices and distribution center to a 20,000 square foot facility in Ronkonkoma, New York. The Company entered into a three-year lease with annual rents of $140,000, $144,200 and $148,600, respectively.

In the second and third quarters of 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1,092,000. The notes, approximating $112,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,186,539 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, in the second and third quarters, the Company realized an extraordinary gain of $875,000, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement.

The $143,000 and $491,000 income tax provisions recognized in the third quarter and first nine months of 2003 on the extraordinary gains were offset by an equivalent income tax benefit generated from the current periods' loss from operations and the utilization of net operating loss carryforwards.


NOTE  D  --  Inventories
------------------------
Inventories  consist  of  the  following:

                            September  30,  2003            December  31,  2002
                            --------------------            -------------------
                                              (in  thousands)
Raw  materials                    $     648                    $     513
Work-in-process                         504                          618
Finished  goods                       1,045                        2,014
                                      -----                        -----
                                  $   2,197                    $   3,145
                                  =   =====                    =   =====

Reserves for excess and obsolete inventory totaled $2,422,000 and $3,610,000 as of September 30, 2003 and December 31, 2002, respectively and have been included as a component of the above amounts.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2003


NOTE  E  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. Also, Peter Murdoch, a shareholder of Dialoc ID, receives an annual salary of $50,000 in 2003 in the capacity of President of Sentry. Purchases from Dialoc ID were $17,000 and $3,000 in the quarters ended September 30, 2003 and September 30, 2002 and $29,000 and $13,000 in the nine month periods ended September 30, 2003 and 2002, respectively. Services and sales to Dialoc ID were $28,000 and $24,000 in the quarters ended September 30, 2003 and 2002 and $67,000 and $37,000 in the nine month periods ended September 30, 2003 and 2002, respectively. The net amount payable to Dialoc ID as of September 30, 2003 was $136,000.

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


NOTE  F  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements since we have not entered into any derivative or hedging transactions.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements.


NOTE  G  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at September 30, 2003 and 2002 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,598,424 and 3,648,588 shares of common stock with a weighted average exercise price of $0.57 and $0.72 were outstanding at September 30, 2003 and 2002, but were not included in the computation of diluted net loss per share because their effect would be antidilutive or immaterial.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2003


                                Three  Months  Ended         Nine Months Ended
                                   September  30,              September  30,
                                   2003        2002          2003        2002
                                   ----        ----          ----        ----
                                     (in  thousands,  except  per  share  data)

Net income (loss),
  as  reported                    $  254     $(1,048)       $  290      $(2,483)

Deduct:  Total stock-based
employee compensation expense
determined under the fair
value method for all awards,
net of related tax effects            21          32            36          169
                                  -------    --------       -------     --------

Pro-forma net income (loss)       $  233     $(1,080)       $  254      $(2,652)
                                  =======    ========       =======     ========

Net income (loss) per share:
Basic and Diluted-as reported     $ 0.00     $ (0.01)       $ 0.00      $ (0.04)
                                  =======    ========       =======     ========

Basic and Diluted-pro forma       $ 0.00     $ (0.01)       $ 0.00      $ (0.04)
                                  =======    ========       =======     ========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in the three or nine-month periods ended September 30, 2003 or 2002.


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


Results  of  Operations:
------------------------

We sell our products predominantly into the retail market. While we are beginning to see signs of an improving domestic retail economy, we still believe that domestic revenues may continue to be affected by a soft market for retail capital goods spending. As part of our restructuring plan and due to the limitations of our financial resources, we reduced the number of direct salespersons from thirteen to four, whose efforts are supplemented by six in-house sales support staff and two independent sales representatives. Our sales efforts were primarily focused towards our top 30 customers. The transition to this strategy may result in large swings in our order flow, based on the timing of new store openings and the receipt of orders from these customers. This is reflected in the reduction in our backlog of orders from approximately $5.3 million at September 30, 2002 to approximately $4.4 million at September 30, 2003. Consolidated revenues were 10% higher and 15% lower in the quarter and nine months ended September 30, 2003 than in the quarter and nine months ended September 30, 2002. Total revenues for the periods presented are broken out as follows:

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        Q-3      Q-3         %        9  Mos.   9  Mos.      %
                       2003     2002    Change        2003      2002      Change
                       ----     ----    ------        ----      ----      ------
                           (in  thousands)                 (in  thousands)

EAS                  $  490    $  676     (28)       $ 1,460    $ 1,992     (27)
CCTV                    706       621      14          2,653      3,251     (18)
SentryVision          1,420     1,037      37          2,279      2,173       5
3M library products     ---        24    (100)            45        215     (79)
                     ------     -----    -----       --------    -------   -----
Total  sales          2,616     2,358      11          6,437      7,631     (16)
Service revenues
 and  other           1,168     1,067       9          3,247      3,717     (13)
                     ------     -----    -----       --------    -------   -----
Total  revenues     $ 3,784    $3,425      10        $ 9,684    $11,348     (15)
                    =======    ======    =====       ========   ========   =====

Direct sales of EAS products were lower in both the third quarter and first nine months of 2003 as compared to the same period in the prior year as a result of lower sales to our Mexican Distributor and to smaller boutique customers. There was an increase in CCTV and SentryVision revenues from Lowe's Home Centers of approximately $1.0 million in the third quarter of 2003 as compared to the third quarter of 2002 as a result of the timing of the contracts received. Cumulative business with Lowe's through the first nine months of 2003 is approximately the same as the first nine months of 2002. Overall sales of conventional CCTV systems in the first nine months of 2003 have weakened with several of our existing customers compared to the prior year while sales of our proprietary SentryVision Smart Track system continued to strengthen. We terminated our distribution agreement with 3M for library products as of the end of 2002, however, the final installations were completed in first quarter of 2003. Service revenues and other increased in the third quarter primarily as a result of higher installation revenue than in the third quarter of 2002, but were lower in the first nine months of 2003.

Cost of sales were 57% and 62% of total sales in the three and nine month periods ended September 30, 2003 compared to 80% and 73% in the same periods of the prior year. Part of our restructuring plan for 2003 included the outsourcing of all significant manufacturing operations. The decrease in the cost of sales percentage in the third quarter and first nine months of 2003 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing as of the end of the first quarter of 2003.

Customer service expenses, as a percentage of service revenues, increased 2% in the third quarter of 2003 as compared to the third quarter of 2002 due to pricing pressures on the maintenance contracts with certain major customers but remained constant for the first nine months of 2003 as compared to the first nine months of 2002. Through a combination of a decrease in the number of customer service employees and increased use of outside service contractor costs, we were able to lower total net customer service costs to compensate for the lower revenue levels in the first nine months of 2003.

Selling, general and administrative expenses were 30% and 34% lower in the three and nine month periods ended September 30, 2003 when compared to the same period of the previous year primarily as a result of lower payroll costs and commissions partly as a result of the headcount reduction as of March 7, 2003. We anticipate that selling, general and administrative costs will continue to decline on a comparative basis during the remainder of 2003, particularly after our relocation to a smaller, less costly facility as of October 1, 2003.

Research and development costs were higher in the third quarter and first nine months of 2003 when compared to the third quarter and first nine months of 2002 due to a reorganization and transfer of employees into the engineering group as part of our restructuring.

Bank interest expense declined for the third quarter and first nine months of 2003 due to lower average borrowings and lower interest rates under our revolving credit agreement. However, total interest and financing costs in the 2003 periods were higher than in the 2002 periods because we were required to supplement our financing needs through the use of PO financing with EPK Financial, which carries substantially higher financing fees than the revolving credit line. We expect that PO financing would be eliminated and interest costs would significantly decrease if we are successful in raising equity financing in the future.

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its current facility in Hauppauge, New York. The Company recognized an extraordinary gain of $212,000 (net of $141,000 income taxes) in the third quarter of 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement. In the second and third quarters of 2003, the Company also entered into settlements with certain of its vendors for past due obligations which resulted in a gain of approximately $525,000 (net of $350,000 income taxes) which represents the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement.

The $143,000 and $491,000 income tax provisions recognized on the extraordinary gains were offset by equivalent income tax benefits generated from the current year's losses from operations and the utilization of net operating loss carryforwards. Due to net operating losses, we have not provided for income taxes in any of the periods of 2002.

As a result of the foregoing, Sentry had net profits of $254,000 and $290,000 in the quarter and first nine months ended September 30, 2003 as compared to net losses of $1.0 and $2.5 million in the quarter and first nine months ended September 30, 2002.


Liquidity  and  Capital  Resources  as  of  September  30,  2003
----------------------------------------------------------------

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. To date, we have made significant progress under our revised business plan including the following:

-     Significantly  downsized  our  operations  including  the  elimination  of approximately  55  of  117  positions  as  of  March  7,  2003.
- Negotiated a settlement with past due trade vendors which has resulted in an $875,000 gain.
- Negotiated with the previous landlord to move out of its Hauppauge corporate facility. The lease termination resulted in a $353,000 gain.
-     Relocated  its  corporate  offices  to a smaller and less costly facility.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.

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

As of September 30, 2003, we had borrowings of approximately $1.9 million with CIT, the maximum amount available under the revolving credit facility. Most of our trade vendors have us on a cash in advance or COD basis for purchases. Therefore, we continue to supplement our borrowings under the CIT credit facility with purchase order financing through EPK Financial Corporation. During the third quarter and first nine months of 2003, we funded $926,000 and $1,612,000 in inventory purchases under this facility. As of September 30, 2003, we owed approximately $284,000 to EPK Financial.

On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its then current facility in Hauppauge, New York. Under terms of the settlement, Sentry was released from its current and future liabilities under the leases in exchange for a $250,000, 8% note, payable in 36 equal monthly installments of $7,834, including interest, commencing November 1, 2003. The note also obligates Sentry to prepay an amount of $100,000 against the note in the event of an equity financing, as defined. In addition, Sentry issued the landlord 1,000,000 shares of common stock, for which the fair value of the stock ($33,000) was determined using the closing price as of July 9, 2003. Sentry was also obligated to pay rent of $16,000 per month until it vacated the premises on September 30, 2003. The Company recognized a gain of $353,000 in the third quarter of 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement.

As of October 1, 2003, Sentry moved its corporate offices and distribution center to a smaller and less costly 20,000 square foot facility in Ronkonkoma, New York. The Company entered into a three-year lease with annual rents of $140,000, $144,200 and $148,600, respectively. It is anticipated that the move will result in excess of $250,000 in savings on an annualized basis.

In the first and second quarters of 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1.1 million. The notes, approximating $112,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,186,539 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, the Company realized an extraordinary gain of $875,000, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. To date, approximately 81% of past due trade debts have been settled.

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

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of September 30, 2003. Currently, Sentry's major shareholder, Dialoc ID, is not able to provide additional financial support for Sentry. If the Company is not able to raise additional debt or equity financing, we could be forced into a bankruptcy or be required to liquidate our assets. In this scenario, most likely, Sentry's secured lender would receive the bulk of any proceeds.


Related  Party  Transactions
----------------------------
Details  of  related  party  transactions  are  included  in Note E of this Form
10-QSB.


Item  4.  Controls  and  Procedures

As  of  the  end  of  the  period  covered  by  this  report,  Sentry Technology
Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Sentry Technology Corporation's periodic SEC filings.

There has been no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.


PART  II  -  OTHER  INFORMATION
-------------------------------


ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

10.34 - Stipulation of Settlement and Lease Termination dated July 29, 2003 between Knogo North America Inc. and NOG (NY) QRS 12-23, Inc.

10.35 - Lease Agreement dated September 16, 2003 between Sentry Technology Corporation and G & J Lakeland Realty Corp.

31.1 - Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  -  Certification  by  the  Chief  Executive  Officer Pursuant to 18 U.S.C.
Section  1350  Adopted  Pursuant  to  Section  906  of the Sarbanes-Oxley Act of
2002.***

32.2  -  Certification  by  the  Chief  Financial  Officer Pursuant to 18 U.S.C.
Section  1350  Adopted  Pursuant  to  Section  906  of the Sarbanes-Oxley Act of
2002.***

*** In accordance with Item 601(b)(32)(ii) of Regulation S-B, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) Reports on Form 8-K - There were no Reports on Form 8-K filed in the three months ended September 30, 2003.
















SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENTRY  TECHNOLOGY  CORPORATION
                                 -------------------------------


Date:  November  4,  2003        By:     /S/   PETER  J.  MUNDY
       ------------------               ------------------------
                                        Peter  J.  Mundy,
                                        Vice  President  -  Finance
                                        and Chief  Financial  Officer
                                        (Principal  Financial  and
                                            Accounting  Officer)

                                                                   Exhibit 10.34

DISTRICT  COURT,  4TH  DISTRICT
COUNTY  OF  SUFFOLK:  NON-RESIDENTIAL
---------------------------------------------
                                             :
NOG  (NY)  QRS  12-23,  INC.,                :  INDEX  NUMBER
                                             :  -------------
                                             :  SMLT  143/03
                 Petitioner-Landlord,        :
                                             :
                                             :
                                             :  STIPULATION  OF
       -against-                             :  SETTLEMENT
                                             :  ---------------
                                             :
KNOGO  NORTH  AMERICA  INC.,                 :
                                             :
                 Respondent-Tenant,          :
                                             :
----------------------------------------------


     The parties hereto hereby stipulate and agree to be effective as of July 9, 2003, as follows:

1. Respondent-Tenant Knogo North America Inc. ("Tenant") hereby appears in this proceeding through its attorney, Mark Haltzman, Esq.

2. Tenant hereby admits service of process of the petition and notice of petition herein, and of all predicate notices underlying this proceeding, and waives all affirmative defenses relating to personal jurisdiction and subject matter jurisdiction.

3. Tenant hereby acknowledges and admits that there is due to Petitioner-Landlord NOG (NY) QRS 12-23, Inc. ("Landlord") under a written lease dated as of December 24, 1996 between Petitioner-Landlord and Respondent-Tenant (the "Lease") for premises at 350 Wireless Boulevard, Hauppauge, New York (the "Premises") rent and additional rent in the aggregate amount of $486,027.49 through May, 2003, without any claim, counterclaim, offset, right of recoupment or defense, all of which are hereby waived, released and abandoned.

4. Tenant consents to the immediate entry of a judgment of possession and the immediate issuance of a warrant of eviction, with the execution of same stayed through and including September 30, 2003.

5. Tenant shall vacate, on or prior to September 30, 2003, the Premises in broom clean condition, and deliver all keys to the Premises to Landlord on a date of which Tenant shall give to Landlord written notice not less than ten (10) days in advance (the "Vacate Date").

6. In June, Tenant paid by wire transfer to Landlord the sum of SIXTEEN THOUSAND DOLLARS ($16,000) by certified or cashiers check, representing use and occupancy for the Premises for the month of June, 2003.

7. In July, 2003, Tenant paid to Landlord the sum of SIXTEEN THOUSAND DOLLARS ($16,000) by certified or cashiers check or wire transfer, representing use and occupancy for the Premises for the month of July, 2003.

8. In addition to the foregoing, on or before August 1, 2003 and on or before September 1, 2003, Tenant shall also pay to Landlord the sum of SIXTEEN THOUSAND DOLLARS ($16,000) by certified or cashiers check or wire transfer, representing use and occupancy for the Premises for each such respective month. In the event that the Vacate Date shall be prior to the end of a month, Tenant shall be permitted to prorate the payment of use and occupancy for that month and shall receive a credit or refund in the event that $16,000 exceeds the prorated amount due from Tenant for the period from the beginning of the month through and including the Vacate Date.

9. In addition to the foregoing, simultaneously with the execution hereof, Tenant shall also execute a promissory note in favor of Landlord in the amount of TWO HUNDRED AND FIFTY THOUSAND DOLLARS ($250,000), in the form annexed hereto. The Note shall bear interest at 8% per annum and shall be payable in 36 monthly installments of $7,834.09, with the first payment of due November 1, 2003. Each monthly payment shall be in advance not in arrears. The Note may be prepaid in whole or in part at any time without penalty. Further, Tenant shall pay $100,000 at such time as an equity financing of Tenant is closed, at which time the monthly payments due under the Note shall be reset to fully amortize the remaining balance due by October 1, 2006. The Note shall also provide that if the Tenant shall be in default of its obligations under the Note, then Tenant shall be liable for any reasonable attorney's fees and expenses incurred by Landlord to collect any amounts due under the Note.

10. In addition to the foregoing, simultaneously with the execution hereof, Tenant shall deliver to Landlord a certificate evidencing the issuance to, and the ownership by, Landlord of ONE MILLION (1,000,000) shares of non-assessable, Rule 144, fully-paid common stock of Sentry Technology Corporation.

11. In the event that Tenant shall default in making any payment due to Landlord hereunder as and when due, or shall otherwise default in the performance of any other obligation of Tenant under the Lease, prior to the Vacate Date and Tenant shall fail to cure such default within three (3) business days following the sending of notice of such default by Landlord or Landlord's counsel to Tenant and Tenant's counsel by overnight mail delivery service, then, without any further notice to Tenant, Landlord shall have the right to proceed immediately to execute on the warrant of eviction, and Tenant waives the right to commence any action or proceeding in any court to seek to stay Tenant's eviction from the Premises.

12. Landlord shall be permitted to collect from the two Respondents-Undertenants of the Premises, Ace Franchising, Inc. and Shorewood Packaging Corporation (collectively the "Undertenants"), the rent that would otherwise be due and payable from the Undertenants to Tenant for the period from June 1, 2003 through and including the Vacate Date. Tenant acknowledges that the Undertenants have attorned to Landlord heretofore, and Tenant consents to such prior attornment.

13. Tenant acknowledges that the Lease shall be deemed in full force and effect, and Tenant shall continue to comply in all respects with its obligations thereunder, except as expressly set forth herein, until the Vacate Date.

14. In the event, and only in the event, that Tenant shall comply with each and every one of its obligations hereunder, and with all other obligations of Tenant under the Lease, the Lease shall be deemed terminated, and all rights and obligations of Landlord and Tenant under the Lease shall be deemed of no further force and effect, as of the Vacate Date.

15. Landlord hereby withdraws, and discontinues, this proceeding with regard to the Undertenants.

16. This Court shall retain jurisdiction of this proceeding, and of the parties.

17.  This  stipulation  may  be  executed  in  counterparts.


                         [SIGNATURES ON FOLLOWING PAGE]

NOG  (NY)  QRS  12-23,  INC.      KNOGO  NORTH  AMERICA  INC.
Petitioner-Landlord                         Respondent-Tenant

By: /s/ Franck Ruimy              By: /s/ Peter J. Mundy
   -------------------------         --------------------------
    Franck  Ruimy                    Peter  J.  Mundy
    First  Vice  President           Vice  President  and
                                     Chief  Financial  Officer


REED  SMITH  LLP                  MARK  S.  HALTZMAN  AND  ASSOCIATES
Attorneys  for                    Attorney  for  Respondent-Tenant
Petitioner-Landlord
                                  By:  /s/ Mark S. Haltzman, Esq.
By: /s/                                ------------------------------
   ------------------------
                                  SHOREWOOD  PACKAGING  CORPORATION
                                  Respondent-Undertenant


                                  By:   /s/ Richard O'Leary
                                       -----------------------------
                                       Richard  O'Leary
                                       Superintendent  -  Finance



                                  NIXON  PEABODY  LLP
                                  Attorney  for  Respondent-Undertenant


                              By:   /s/
                                  -------------------------------------


                         SO  ORDERED:


                         /s/                             7/22/03
                         ----------------------------------------

                                 PROMISSORY NOTE
                                 ---------------


$250,000.00                                July  9,  2003
-----------
                                           New  York,  New  York

     FOR VALUE RECEIVED, the undersigned, KNOGO NORTH AMERICA INC., a corporation organized and existing under the laws of the State of Delaware, and having an address at 350 Wireless Boulevard, Hauppauge, New York 11788 (the "Borrower"), hereby promises to repay to NOG (NY) QRS 12-23, INC., a corporation organized and existing under the laws of the State of New York, and having an address at c/o W.P. Carey Inc., 50 Rockefeller Plaza, New York, NY 10020 (the "Lender"), the sum of TWO HUNDRED FIFTY THOUSAND DOLLARS ($250,000.00) together with interest thereon at the rate of eight percent (8%) per annum on the unpaid principal portion thereof, in 36 equal monthly installments of $7,834.09 with the first payment due on or before November 1, 2003 and then on or before the first day of each month thereafter, with a final payment of any unpaid interest and accrued interest on October 1, 2006.

     The Borrower shall have the right to prepay at any time all or part of the unpaid principal amount hereunder without any penalty or premium, but with interest to the date of such prepayment.

     In the Event that Borrower shall have closed on equity financing prior to October 1, 2006, Borrower shall be obligated to prepay $100,000 of this Note simultaneously with the closing of such equity financing, at which time the monthly payments due hereunder shall be reset to an amount necessary to amortize the then remaining unpaid principal by October 1, 2006.


     In the event that the holder hereof shall incur any reasonable expense in enforcing, or attempting to enforce, the obligations of the Borrower hereunder, including reasonable attorneys' fees and expenses, the Borrower shall be liable to the holder hereof for all such expenses.


     The  parties  acknowledge that this Note shall be deemed an instrument
for  the  payment of money only under the Civil Practice Law and Rules.   This
note  shall  be  negotiable.

     In the event that any dispute shall arise hereunder, The parties acknowledge that venue shall be proper in a court of competent jurisdiction located in the County of New York, State of New York.

                              KNOGO  NORTH  AMERICA  INC.


                              By:  /s/ Peter J. Mundy
                                  ----------------------------
                                   Peter  J.  Mundy
                                   Vice  President  and
                                   Chief  Financial  Officer

                                                                  Exhibit 10.35




                           STANDARD FORM OF LOFT LEASE
                     The Real Estate Board of New York, Inc.



Agreement of Lease, made as of this 16th day of September in the year 2003, between G & J LAKELAND REALTY CORP., a domestic corporation, having an address at 1879 Lake1and Avenue Ronkonkoma, New York 11779, party of the first part, hereinafter referred to as OWNER, and SENTRY TECHNOLOGY CORPORATION, a domestic corporation, having an address at 350 Wireless Blvd., Hauppauge, NY 11788 party of the second part, hereinafter referred to as TENANT,


Witnesseth:       Owner  hereby  leases  to  Tenant and Tenant hereby hires from
Owner 20,000 square foot building located at 1881 Lakeland Avenue, Ronkonkoma, New York 11779

For  the  term  of  THREE  (3)  YEARS

(or until such term shall sooner cease and expire as hereinafter provided) to commence on the first day of October in the year 2003, and to end on the thirtieth day of September in the year 2006, and both dates inclusive, at an annual rental rate of

SEE  RENT  SCHEDULE  ANNEXED  HERETO  AND  MADE  A  PART  HEREOF

which Tenant agrees to pay in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, in equal monthly installments in advance on the first day of each month during said term, at the office of Owner or such other place as Owner may designate, without any setoff or deduction whatsoever, except that Tenant shall pay the first monthly installment(s) on the execution hereof (unless this lease be a renewal).

In the event that, at the commencement of the term of this lease, or thereafter, Tenant shall be in default in the payment of rent to Owner pursuant to the terms of another lease with Owner or with Owner's predecessor in interest, Owner may at Owner's option and without notice to Tenant add the amount of such arrears to any monthly installment of rent payable hereunder, and the same shall be payable to Owner as additional rent.

The parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby covenant as follows:

Rent:          1.  Tenant  shall  pay  the  rent  as  above  and  as hereinafter provided.

Occupancy:     2.  Tenant shall use and occupy the demised premises for   0ffice
and warehouse only provided such use is in accordance with the certificate of occupancy for the building, if any, and for no other purpose.

Alterations: 3. Tenant shall make no changes in or to the demised premises of any nature without Owner's prior written consent. Subject to the prior written consent of Owner, and to the provisions of this article, Tenant, at Tenant's expense, may make alterations, installations, additions or improvements which are non-structural and which do not affect utility services or plumbing and electrical lines, in or to the interior of the demised premises, using contractors or mechanics first approved in each instance by Owner. Tenant shall, at its expense, before making any alterations, additions, installations or improvements obtain all permits, approvals and certificates required by any governmental or quasi-governmental bodies and (upon completion) certificates of final approval thereof, and shall deliver promptly duplicates of all such permits, approvals and certificates to Owner. Tenant agrees to carry, and will cause Tenant's contractors and sub-contractors to carry, such worker's compensation, general liability, personal and property damage insurance as Owner may require. If any mechanic's lien is filed against the demised premises, or the building of which the same forms a part, for work claimed to have been done for, or materials furnished to, Tenant, whether or not done pursuant to this article, the same shall be discharged by Tenant within thirty (30) days thereafter, at Tenant's expense, by payment or filing a bond as permitted by law. All fixtures and all paneling, partitions, railings and like installations, installed in the demised premises at any time, either by Tenant or by Owner on Tenant's behalf, shall, upon installation, become the property of Owner and shall remain upon and be surrendered with the demised premises unless Owner, by notice to Tenant no later than twenty (20) days prior to the date fixed as the termination of this lease, elects to relinquish Owner's right thereto and to have them removed by Tenant, in which event the same shall be removed from the demised premises by Tenant prior to the expiration of the lease, at Tenant's expense. Nothing in this article shall be construed to give Owner title to, or to prevent Tenant's removal of, trade fixtures, moveable office furniture and equipment, but upon removal of same from the demised premises, or upon removal of other installations as may be required by Owner, Tenant shall immediately, and at its expense, repair and restore the demised premises to the condition existing prior to any such installations, and repair any damage to the demised premises or the building due to such removal. All property permitted or required to be removed by Tenant at the end of the term remaining in the demised premises after Tenant's removal shall be deemed abandoned and may, at the election of Owner, either be retained as Owner's property or removed from the demised premises by Owner, at Tenant's expense.

Repairs:          4.  Owner  shall  maintain  and repair the exterior of and the public portions of the building. Tenant shall, throughout the term of this lease, take good care of the demised premises including the bathrooms and lavatory facilities (if the demised premises encompass the entire floor of the building), the windows and window frames, and the fixtures and appurtenances therein, and at Tenant's sole cost and expense promptly make all repairs thereto and to the building, whether structural or non-structural in nature, caused by, or resulting from, the carelessness, omission, neglect or improper conduct of Tenant, Tenant's servants, employees, invitees, or licensees, and whether or not arising from Tenant's conduct or omission, when required by other provisions of this lease, including Article 6. Tenant shall also repair all damage to the building and the demised premises caused by the moving of Tenant's fixtures, furniture or equipment. All the aforesaid repairs shall be of quality or class equal to the original work or construction. If Tenant fails, after ten (10) days notice, to proceed with due diligence to make repairs required to be made by Tenant, the same may be made by Owner at the expense of Tenant, and the expenses thereof incurred by Owner shall be collectible, as additional rent, after rendition of a bill or statement therefore. If the demised premises be or become infested with vermin, Tenant shall, at its expense, cause the same to be exterminated. Tenant shall give Owner prompt notice of any defective condition in any plumbing, heating system or electrical lines located in the demised premises and following such notice, Owner shall remedy the condition with due diligence, but at the expense of Tenant, if repairs are necessitated by damage or injury attributable to Tenant, Tenant's servants, agents, employees, invitees or licensees as aforesaid. Except as specifically provided in Article 9 or elsewhere in this lease, there shall be no allowance to Tenant for a diminution of rental value and no liability on the part of Owner by reason of inconvenience, annoyance or injury to business arising from Owner, Tenant or others making or failing to make any repairs, alterations, additions or improvements in or to any portion of the building or the demised premises, or in and to the fixtures, appurtenances or equipment thereof. It is specifically agreed that Tenant shall not be entitled to any setoff or reduction of rent by reason of any failure of Owner to comply with the covenants of this or any other article of this lease. Tenant agrees that Tenant's sole remedy at law in such instance will be by way of an action for damages for breach of contract. The provisions of this Article 4 with respect to the making of repairs shall not apply in the case of fire or other casualty with regard to which Article 9 hereof shall apply.


Window Cleaning: 5. Tenant will not clean nor require, permit, suffer or allow any window in the demised premises to be cleaned from the outside in violation of Section 202 of the New York State Labor Law or any other applicable law, or of the Rules of the Board of Standards and Appeals, or of any other Board or body having or asserting jurisdiction.


Requirements  of  Law,  Fire  Insurance,  Floor  Loads:     6.  Prior  to  the
commencement of the lease term, if Tenant is then in possession, and at all times thereafter, Tenant shall, at Tenant's sole cost and expense, promptly comply with all present and future laws, orders and regulations of all state, federal, municipal and local governments, departments, commissions and boards and any direction of any public officer pursuant to law, and all orders, rules and regulations of the New York Board of Fire Underwriters, Insurance Services Office, or any similar body which shall impose any violation, order or duty upon Owner or Tenant with respect to the demised premises, whether or not arising out of Tenant's use or manner of use thereof, or, with respect to the building, if arising out of Tenant's use or manner of use of the demised premises of the building (including the use permitted under the lease). Except as provided in
Article 30 hereof, nothing herein shall require Tenant to make structural repairs or alterations unless Tenant has, by its manner of use of the demised premises or method of operation therein, violated any such laws, ordinances, orders, rules, regulations or requirements with respect thereto. Tenant shall not do or permit any act or thing to be done in or to the demised premises which is contrary to law, or which will invalidate or be in conflict with public liability, fire or other policies of insurance at any time carried by or for the benefit of Owner. Tenant shall not keep anything in the demised premises except as now or hereafter permitted by the Fire Department, Board of Fire Underwriters, Fire Insurance Rating Organization and other authority having jurisdiction, and then only in such manner and such quantity so as not to increase the rate for fire insurance applicable to the building, nor use the demised premises in a manner which will increase the insurance rate for the building or any property located therein over that in effect prior to the commencement of Tenant's occupancy. If by reason of failure to comply with the foregoing the fire insurance rate shall, at the beginning of this lease or at any time thereafter, be higher than it otherwise would be, then Tenant shall reimburse Owner, as additional rent hereunder, for that portion of all fire insurance premiums thereafter paid by Owner which shall have been charged because of such failure by Tenant. In any action or proceeding wherein Owner and Tenant are parties, a schedule or "make-up" or rate for the building or demised premises issued by a body making fire insurance rates applicable to said premises shall be conclusive evidence of the facts therein stated and of the several items and charges in the fire insurance rates then applicable to said premises. Tenant shall not place a load upon any floor of the demised premises exceeding the floor load per square foot area which it was designed to carry and which is allowed by law. Owner reserves the right to prescribe the weight and position of all safes, business machines and mechanical equipment. Such installations shall be placed and maintained by Tenant, at Tenant's expense, in settings sufficient, in Owner's judgment, to absorb and prevent vibration, noise and annoyance.

Subordination: 7. This lease is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which the demised premises are a part, and to all renewals, modifications, consolidations, replacements and extensions of any such under-lying leases and mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any ground or underlying lessor or by any mortgagee, affecting any lease or the real property of which the demised premises are a part. In confirmation of such subordination, Tenant shall from time to time execute promptly any certificate that Owner may request.


Tenant's Liability Insurance Property Loss, Damage, Indemnity: 8. Owner or its agents shall not be liable for any damage to property of Tenant or of others entrusted to employees of the building, nor for loss of, or damage to, any property of Tenant by theft or otherwise, nor for any injury or damage to persons or property resulting from any cause of whatsoever nature, unless caused by, or due to, the negligence of Owner, its agents, servants or employees; Owner or its agents shall not be liable for any damage caused by other tenants or persons in, upon or about said building or caused by operations in connection of any private, public or quasi public work. If at any time any windows of the demised premises are temporarily closed, darkened or bricked up (or permanently closed, darkened or bricked up, if required by law) for any reason whatsoever including, but not limited to, Owner's own acts, Owner shall not be liable for any damage Tenant may sustain thereby, and Tenant shall not be entitled to any compensation therefor nor abatement or diminution of rent, nor shall the same release Tenant from its obligations hereunder nor constitute an eviction. Tenant shall indemnify and save harmless Owner against and from all liabilities, obligations, damages, penalties, claims, costs and expenses for which Owner shall not be reimbursed by insurance, including reasonable attorney's fees, paid, suffered or incurred as a result of any breach by Tenant, Tenant's agents, contractors, employees, invitees, or licensees, of any covenant or condition of this lease, or the carelessness, negligence or improper conduct of Tenant, Tenant's agents, contractors, employees, invitees or licensees. Tenant's liability under this lease extends to the acts and omissions of any subtenant, and any agent, contractor, employee, invitee or licensee of any subtenant. In case any action or proceeding is brought against Owner by reason of any such claim, Tenant, upon written notice from Owner, will, at Tenant's expense, resist or defend such action or proceeding by counsel approved by Owner in writing, such approval not to be unreasonably withheld.


Destruction, Fire and Other Casualty: 9. (a) If the demised premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give immediate notice thereof to Owner and this lease shall continue in full force and effect except as hereinafter set forth. (b) If the demised premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by, and at the expense of, Owner, and the rent and other items of additional rent, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the demised premises which is usable. (c) If the demised premises are totally damaged or rendered wholly unusable by fire or other casualty, then the rent and other items of additional rent as hereinafter expressly provided shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the demised premises shall have been repaired and restored by Owner (or sooner reoccupied in part by Tenant then rent shall be apportioned as provided in subsection (b) above), subject to Owner's right to elect not to restore the same as hereinafter provided. (d) If the demised premises are rendered wholly unusable or (whether or not the demised premises are damaged in whole or in part) if the building shall be so damaged that Owner shall decide to demolish it or to rebuild it, then, in any of such events, Owner may elect to terminate this lease by written notice to Tenant, given within ninety (90) days after such fire or casualty, or thirty (30) days after adjustment of the insurance claim for such fire or casualty, whichever is sooner, specifying a date for the expiration of the lease, which date shall not be more than sixty (60) days after the giving of such notice, and upon the date specified in such notice the term of this lease shall expire as fully and completely as if such date were the date set forth above for the termination of this lease, and Tenant shall forthwith quit, surrender and vacate the demised premises without prejudice however, to Owner's rights and remedies against Tenant under the lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date, and any payments of rent made by Tenant which were on account of any period subsequent to such date shall be returned to Tenant. Unless Owner shall serve a termination notice as provided for herein, Owner shall make the repairs and restorations under the conditions of (b) and (c) hereof, with all reasonable expedition, subject to delays due to adjustment of insurance claims, labor troubles and causes beyond Owner's control. After any such casualty, Tenant shall cooperate with Owner's restoration by removing from the demised premises as promptly as reasonably possible, all of Tenant's salvageable inventory and movable equipment, furniture, and other property. Tenant's liability for rent shall resume five (5) days after written notice from Owner that the demised premises are substantially ready for Tenant's occupancy. (e) Nothing contained hereinabove shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, including Owner's obligation to restore under subparagraph (b) above, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectible, and to the extent permitted by law, Owner and Tenant each hereby releases and waives all right of recovery with respect to subparagraphs (1,), (d) and (e) above, against the other or any one claiming through or under each of them by way of subrogation or otherwise. The release and waiver herein referred to shall be deemed to include any loss or damage to the demised premises and/or to any personal property, equipment, trade fixtures, goods and merchandise located therein. The foregoing release and waiver shall be in force only if both releasors' insurance policies contain a clause providing that such a release or waiver shall not invalidate the insurance. If, and to the extent, that such waiver can be obtained only by the payment of additional premiums, then the party benefiting from the waiver shall pay such premium within ten (10) days after written demand or shall be deemed to have agreed that the party obtaining insurance coverage shall be free of any further obligation under the provisions hereof with respect to waiver of subrogation. Tenant acknowledges that Owner will not carry insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant, and agrees that Owner will not be obligated to repair any damage thereto or replace the same: (I) Tenant hereby waives the provisions of
Section 227 of the Real Property Law and agrees that the provisions of this article shall govern and control in lieu thereof.

Eminent Domain: 10. If the whole or any part of the demised premises shall be acquired or condemned by Eminent Domain for any public or quasi public use or purpose, then and in that event, the term of this lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim for the value of any unexpired term of said lease. Tenant shall have the right to make an independent claim to the condemning authority for the value of Tenant's moving expenses and personal property, trade fixtures and equipment, provided Tenant is entitled pursuant to the terms of the lease to remove such property, trade fixtures and equipment at the end of the term, and provided further such claim does not reduce Owner's award.


Assignment, Mortgage, Etc.: 11. Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this agreement, nor underlet, or suffer or permit the demised premises or any part thereof to be used by others, without the prior written consent of Owner in each instance. Transfer of the majority of the stock of a corporate Tenant or the majority partnership interest of a partnership Tenant shall be deemed an assignment. If this lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anybody other than Tenant, Owner may, after default by Tenant, collect rent from the assignee, undertenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, underletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, undertenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained. The consent by Owner to an assignment or underletting shall not in any wise be construed to relieve Tenant from obtaining the express consent in writing of Owner to any further assignment or underletting.

Electric Current:          12. Rates and conditions in respect to submetering or
rent inclusion, as the case may be, to be added in RIDER attached hereto. Tenant covenants and agrees that at all times its use of electric current shall not exceed the capacity of existing feeders to the building or the risers or wiring installation, and Tenant may not use any electrical equipment which, in Owner's opinion, reasonably exercised, will overload such installations or interfere with the use thereof by other tenants of the building. The change at any time of the character of electric service shall in no wise make Owner liable or responsible to Tenant, for any loss, damages or expenses which Tenant may sustain.

Access to Premises: 13. Owner or Owner's agents shall have the right (but shall not be obligated) to enter the demised premises in any emergency at any time, and, at other reasonable times, to examine the same and to make such repairs, replacements and improvements as Owner may deem necessary and reasonably desirable to any portion of the building, or which Owner may elect to perform in the demised premises after Tenant's failure to make repairs, or perform any work which Tenant is obligated to perform under this lease, or for the purpose of complying with laws, regulations and other directions of governmental authorities. Tenant shall permit Owner to use, maintain and replace pipes and conduits in and through the demised premises, and to erect new pipes and conduits therein provided, wherever possible, they are within walls or otherwise concealed. Owner may, during the progress of any work in the demised premises, take all necessary materials and equipment into said premises without the same constituting an eviction, nor shall Tenant be entitled to any abatement of rent while such work is in progress, nor to any damages by reason of loss or interruption of business or otherwise. Throughout the term hereof Owner shall have the right to enter the demised premises at reasonable hours for the purpose of showing the same to prospective purchasers or mortgagees of the building, and during the last six (6) months of the term for the purpose of showing the same to prospective tenants, and may, during said six (6) months period, place upon the demised premises the usual notices "To Let" and "For Sale" which notices Tenant shall permit to remain thereon without molestation. If Tenant is not present to open and permit an entry into the demised premises, Owner or Owner's agents may enter the same whenever such entry may be necessary or permissible by master key or forcibly, and provided reasonable care is exercised to safeguard Tenant's property, such entry shall not render Owner or its agents liable therefor, nor in any event shall the obligations of Tenant hereunder be affected. If during the last month of the term Tenant shall have removed all or substantially all of Tenant's property therefrom, Owner may immediately enter, alter, renovate or redecorate the demised premises without limitation or abatement of rent, or incurring liability to Tenant for any compensation, and such act shall have no effect on this lease or Tenant's obligation hereunder.

Vault,  Vault  Space, Area:          14. No vaults, vault space or area, whether
or not Vault Space, enclosed or covered, not within the property line of the building is leased hereunder, anything contained in or indicated on any sketch, blue print or plan, or anything contained elsewhere in this lease to the contrary notwithstanding. Owner makes no representation as to the location of the property line of the building. All vaults and vault space and all such areas not within the property line of the building, which Tenant may be permitted to use and/or occupy, is to be used and/or occupied under a revocable license, and if any such license be revoked, or if the amount of such space or area be diminished or required by any federal, state or municipal authority or public utility, Owner shall not be subject to any liability, nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation, diminution or requisition be deemed constructive or actual eviction. Any tax, fee or charge of municipal authorities for such vault or area shall be paid by Tenant, if used by Tenant, whether or not specifically leased hereunder.

Occupancy: 15. Tenant will not at any time use or occupy the demised premises in violation of the certificate of occupancy issued for the building of which the demised premises are a part. Tenant has inspected the demised premises and accepts them as is, subject to the riders annexed hereto with respect to Owner's work, if any. In any event, Owner makes no representation as to the condition of the demised premises and Tenant agrees to accept the same subject to violations, whether or not of record. If any governmental license or permit shall be required for the proper and lawful conduct of Tenant's business, Tenant shall be responsible for, and shall procure and maintain, such license or permit.

Bankruptcy: 16. (a) Anything elsewhere in this lease to the contrary notwithstanding, this lease may be cancelled by Owner by sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: (1) the commencement of a case in bankruptcy or under the laws of any state naming Tenant as the debtor; or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the premises demised, but shall forthwith quit and surrender the demised premises. If this lease shall be assigned in accordance with its terms, the provisions of this Article 16 shall be applicable only to the party then owning Tenant's interest in this lease.

                 (b) It is stipulated and agreed that in the event of the termination of this lease pursuant to (a) hereof, Owner shall forthwith, notwithstanding any other provisions of this lease to the contrary, be entitled to recover from Tenant, as and for liquidated damages, an amount equal to the difference between the rental reserved hereunder for the unexpired portion of the term demised and the fair and reasonable rental value of the demised premises for the same period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the demised premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum. If the demised premises or any part thereof be relet by Owner for the unexpired term of said lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall be deemed to be the fair and reasonable rental value for the part or the whole of the demised premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of the Owner to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the tune when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.


Default:          17.  (1) If Tenant defaults in fulfilling any of the covenants of this lease other than the covenants for the payment of rent or additional rent; or if the demised premises becomes vacant or deserted, or if this lease be rejected under 365 of Title 11 of the U.S. Code (Bankruptcy Code); or if any execution or attachment shall be issued against Tenant or 'w of Tenant's property whereupon the demised premises shall be taken or occupied by someone other than Tenant; or if Tenant shall be in default with respect to any other lease between Owner and Tenant; or if Tenant shall have failed, after five (5) days written notice, to redeposit with Owner any portion of the security deposited hereunder which Owner has applied to the payment of any rent and additional rent due and payable hereunder or if Tenant fails to move into or take possession of the demised premises within thirty (30) days after the commencement of the term of this lease, of which fact Owner shall be the sole judge; then in any one or more of such events, upon Owner serving a written fifteen (15) days notice upon Tenant specifying the nature of said default, and upon the expiration of said fifteen (15) days if Tenant shall have failed to comply with or remedy such default or if the said default or omission complained of shall be of a nature that the same cannot be completely cured or remedied within said fifteen (15) thy period and if Tenant shall not have diligently commenced during such default within such fifteen (15) day period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cure such default, then Owner may serve a written five (5) days notice of cancellation of this lease upon Tenant, and upon the expiration of said five (5) days this lease and the term thereunder shall end and expire as fully and completely as if the expiration of such five (5) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof, and Tenant shall then quit and surrender the demised premises to Owner, but Tenant shall remain liable as hereinafter provided.

               (2) If the notice provided for in (1) hereof shall have been given, and the term shall expire as aforesaid; or if Tenant shall be in default in the payment of the rent reserved herein or any item of additional rent herein mentioned, or any part of either, or in making any other payment herein required; then and in any of such events, Owner may upon 5 business days written notice, re-enter the demised premises either by force or otherwise, and dispossess Tenant by summary proceedings or otherwise, and the legal representative of Tenant or other occupant of the demised premises, and remove their effects and hold the demised premises as if this lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this lease, Owner may cancel and terminate such renewal or extension agreement by written notice.

Remedies of Owner and Waiver of Redemption: 18. In case of any such default, re-entry, expiration and/or dispossess by summary proceedings or other wise, (a) the rent, and additional rent, shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, (b) Owner may relet the demised premises or any part or parts thereof, either in the name of Owner or otherwise, for a term or terms, which may at Owner's option be less than or exceed the period which would otherwise have constituted the balance of the term of this lease, and may grant concessions or free rent or charge a higher rental than that in this lease, (c) Tenant or the legal representatives of Tenant shall also pay to Owner as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between the rent. hereby reserved and or coy-enacted to be paid and the net amount, if any, of the rents collected on account of the subsequent lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the term of this lease. The failure of Owner to re-let the demised premises or any part or parts thereof shall not release or affect Tenant's liability for damages. In computing such liquidated damages there shall be added to the said deficiency such expenses as Owner may incur in connection with re-letting, such as legal expenses, reasonable attorneys' fees, brokerage, advertising, and for keeping the demised premises in good order or for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent day specified in this lease, and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Owner to collect the deficiency for any subsequent month by a similar proceeding. Owner, in putting the demised premises in good order or preparing the same for re-rental may, at Owner's option, make such alterations, repairs, replacements, and/or decorations in the demised premises as Owner, in Owner's sole judgment, considers advisable and necessary for the purpose of re-letting the demised premises, and the making of such alterations, repairs, replacements, and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Owner shall in no event be liable in any way whatsoever for failure to re-let the demised premises, or in the event that the demised premises are re-let, for failure to collect the rent thereof under such re-letting, and in no event shall Tenant be entitled to receive any excess, if any, of such net rents collected over the sums payable by Tenant to Owner hereunder. In the event of a breach or threatened breach by Tenant of any of the covenants or provisions hereof, Owner shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this lease of any particular remedy, shall not preclude Owner from any other remedy, in law or in equity. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws.

Fees and Expenses: 19. If Tenant shall default in the observance or performance of any term or covenant on Tenant's part to be observed or performed under, or by virtue of, any of the terms or provisions in any article of this lease, after notice if required, and upon expiration of the applicable grace period, if any, (except in an emergency), then, unless otherwise provided elsewhere in this lease, Owner may immediately, or at any time thereafter, and without notice, perform the obligation of Tenant thereunder. If Owner, in connection with the foregoing, or in connection with any default by- Tenant in the covenant to pay rent hereunder, makes any expenditures or incurs any obligations for the payment of money, including but not limited to reasonable attorneys' fees, in instituting, prosecuting or defending any action or proceeding, and prevails in any such action or proceeding, then Tenant will reimburse Owner for such sums so paid or obligations incurred with interest and costs. The foregoing expenses incurred by reason of Tenant's default shall be deemed to be additional rent hereunder and shall be paid by Tenant to Owner within ten (10) days of rendition of any bill or statement to Tenant therefor. If Tenant's lease term shall have expired at the time of making of such expenditures or incurring of such obligations, such sums shall be -recoverable by Owner as damages.

Building Alterations and Management:     20. Owner shall have the right, at
any time, without the same constituting an eviction and without incurring liability to Tenant therefor, to change the arrangement and or location of public entrances, passageways, doors, doorways, corridors, elevators, stairs, toilets or other public parts of the building, and to change the name, number or designation by which the building may be known. There shall be no allowance to Tenant for diminution of rental value and no liability on the part of Owner by reason of inconvenience, annoyance or injury to business arising from Owner or other Tenant making any repairs in the building or any such alterations, additions and improvements. Furthermore, Tenant shall not have any claim against Owner by reason of Owner's imposition of any controls of the manner of access to the building by Tenant's social or business visitors, as Owner may deem necessary, for the security of the building and its occupants.



No Representations by Owner: 21. Neither Owner nor Owner's agents have made any representations or promises with respect to the physical condition of the building, the land upon which it is erected, the demised premises, the rents, leases, expenses of operation, or any other matter or thing affecting or related to the demised premises or the building, except as herein expressly set forth, and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this lease. Tenant has inspected the building and the demised premises and is thoroughly acquainted with their condition and agrees to take the same "as-is" on the date possession is tendered, and acknowledges that the taking of possession of the demised premises by Tenant shall be conclusive evidence that the said premises, and the building of which the same form a part, were in good and satisfactory condition at the time such possession was so taken, except as to latent defects. All understandings and agreements heretofore made between the parties hereto are merged in this contract, which alone fully and completely expresses the agreement between Owner and Tenant, and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.


End of Term: 22. Upon the expiration or other termination of the term of this lease, Tenant shall quit and surrender to Owner the demised premises, "broom-clean" in good order and condition, ordinary wear and damages which Tenant is not required to repair as provided elsewhere in this lease excepted, and Tenant shall remove all its property from the demised premises. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of this lease. If the last day of the term of this Lease, or any renewal thereof, falls on Sunday, this lease shall expire at noon on the preceding Saturday, unless it be a legal holiday, in which case it shall expire at noon on the preceding business day.


Quiet  Enjoyment:          23.  Owner covenants and agrees with Tenant that upon
Tenant paying the rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject, nevertheless, to the terms and conditions of this lease including, but not limited to, Article 34 hereof, and to the ground leases, underlying leases and mortgages hereinbefore mentioned.


Failure to Give Possession: 24. If Owner is unable to give possession of the demised premises on the date of the commencement of the term hereof because of the holding-over or retention of possession of any tenant, undertenant or occupants, or if the demised premises are located in a building being constructed, because such building has not been sufficiently completed to make the premises ready for occupancy or because of the fact that a certificate of occupancy has not been procured, or if Owner has not completed any work required to be performed by Owner, or for any other reason, Owner shall not be subject to any liability for failure to give possession on said date and the validity of the lease shall not be impaired under such circumstances, nor shall the same be construed in any wise to extend the term of this lease, but the rent payable hereunder shall be abated (provided Tenant is not responsible for Owner's inability to obtain possession or complete any work required) until after Owner shall have given Tenant notice that Owner is able to deliver possession in the condition required by this lease. If permission is given to Tenant to enter into possession of the demised premises, or to occupy premises other than the demised premises, prior to the date specified as the commencement of the term of this lease, Tenant covenants and agrees that such possession and/or occupancy shall be deemed to be under all the terms, covenants, conditions and provisions of this lease, except the obligation to pay the fixed annual rent set forth in page one of this lease. The provisions of this article are intended to constitute "an express provision to the contrary" within the meaning of Section 223-a of the New York Real Property Law.

No Waiver: 25. The failure of Owner to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this lease, or of any of the Rules or Regulations, set forth or hereafter adopted by Owner, shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Owner of rent with knowledge of the breach of any covenant of this lease shall not be deemed a waiver of such breach, and no provision of this lease shall be deemed to have been waived by Owner unless such waiver be in writing signed by Owner. No payment by Tenant, or receipt by Owner, of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement of any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Owner may accept such check or payment without prejudice to Owner's right to recover the balance of such rent or pursue any other remedy in this lease provided. All checks tendered to Owner as and for the rent of the demised premises shall be deemed payments for the account of Tenant. Acceptance by Owner of rent from anyone other than Tenant shall not be deemed to operate as an attornment to Owner by the payor of such rent, or as a consent by Owner to an assignment or subletting by Tenant of the demised premises to such payor, or as a modification of the provisions of this lease. No act or thing done by Owner or Owner's agents during the term hereby demised shall be deemed an acceptance of a surrender of said premises, and no agreement to accept such surrender shall be valid unless in writing signed by Owner. No employee of Owner or Owner's agent shall have any power to accept the keys of said premises prior to the termination of the lease, and the delivery of keys to any such agent or employee shall not operate as a termination of the lease or a surrender of the demised premises.


Waiver of Trial by Jury: 26. It is mutually agreed by and between Owner and Tenant that the respective parties hereto shall, and they hereby do, waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other (except for personal injury or property damage) on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Owner and Tenant, Tenant's use of or occupancy of demised premises, and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Owner commences any proceeding or action for possession, including a summary proceeding for possession of the demised premises, Tenant will not interpose any counterclaim, of whatever nature or description, in any such proceeding, including a counterclaim under Article 4, except for statutory mandatory counterclaims.

Inability to Perform: 27. This Lease and the obligation of Tenant to pay rent hereunder and perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in no wise be affected, impaired or excused because Owner is unable to fulfill any of its obligations under this lease, or to supply, or is delayed in supplying, any service expressly or impliedly to be supplied, or is unable to make, or is delayed in making, any repairs, additions, alterations or decorations, or is unable to supply, or is delayed in supplying, any equipment, fixtures or other materials, if Owner is prevented or delayed from doing so by reason of strike or labor troubles, or any cause whatsoever beyond Owner's sole control including, but not limited to, government preemption or restrictions, or by reason of any rule, order or regulation of any department or subdivision thereof of any government agency, or by reason of the conditions which have been or are affected, either directly or indirectly, by war or other emergency.

Bills and Notices:          28. Except as otherwise in this lease provided,
a bill statement, notice or communication which Owner may desire or be required to give to Tenant, shall be deemed sufficiently given or rendered if, in writing, delivered to Tenant personally, or sent by registered or certified mail addressed to Tenant at the building of which the demised premises form a part, or at the last known residence address or business address of Tenant, or left at any of the aforesaid premises addressed to Tenant, and the time of the rendition of such bill or statement and of the giving of such notice or communication shall be deemed to be the time when the same is delivered to Tenant, mailed, or left at the premises as herein provided. Any notice by Tenant to Owner must be served by registered or certified mail addressed to Owner at the address first hereinabove given, or at such other address as Owner shall designate by written notice.

Water  Charges:          29.  If Tenant requires, uses or consumes water for any
purpose in addition to ordinary lavatory purposes (of which fact Owner shall be the sole judge) Owner may install a water meter and thereby measure Tenant's water consumption for all purposes. Tenant shall pay Owner for the cost of the meter and the cost of the installation. Throughout the duration of Tenant's occupancy, Tenant shall keep said meter and installation equipment in good working order and repair at Tenant's own cost and expense. In the event Tenant fails to maintain the meter and installation equipment in good working order and repair (of which fact Owner shall be the sole judge) Owner may cause such meter and equipment to be replaced or repaired, and collect the cost thereof from Tenant as additional rent. Tenant agrees to pay for water consumed, as shown on said meter as and when bills are rendered, and in the event Tenant defaults in the making of such payment, Owner may pay such charges and collect the same from Tenant as additional rent. Tenant covenants and agrees to pay, as additional rent, the sewer rent, charge or any other tax, rent or levy which now or hereafter is assessed, imposed or a lien upon the demised premises, or the realty of which they are a part, pursuant to any law, order or regulation made or issued in connection with the use, consumption, maintenance or supply of water, the water system or sewage or sewage connection or system. Independently of, and in addition to, any of the remedies reserved to Owner hereinabove or elsewhere in this lease, Owner may sue for and collect any monies to be paid by Tenant, or paid by Owner, for any of the reasons or purposes hereinabove set forth.

Sprinklers:     30.  Anything  elsewhere  in  this  lease  to  the  contrary notwithstanding, if the New York Board of Fire Underwriters or the New York Fire Insurance Exchange or any bureau, department or official of the federal, state or city government recommend or require the installation of a sprinkler system, or that any changes, modifications, alterations, or additional sprinkler heads or other equipment be made or supplied in an existing sprinkler system by reason of Tenant's business, the location of partitions, trade fixtures, or other contents of the demised premises, or for any other reason, or if any such sprinkler system installations, modifications, alterations, additional sprinkler heads or other such equipment, become necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler system in the fire insurance rate set by said Exchange or any other body making fire insurance rates, or by any fire insurance company, Tenant shall, at Tenant's expense, promptly make such sprinkler system installations, changes, modifications, alterations, and supply additional sprinkler heads or other equipment as required, whether the work involved shall be structural or non-structural in
nature.  Tenant shall pay to Owner as additional rent the sum of $        on the
first day of each month during the term of this lease, as Tenant's portion of the contract price for sprinkler supervisory service.

Elevators,  Heat,  Cleaning:          31.  As  long  as Tenant is not in default
under any the covenants of this lease, beyond the applicable grace period provided in this lease for the curing of such defaults, Owner shall: (a) provide necessary passenger elevator facilities on business days from 8 am. to 6 p.m. and on Saturdays from 8 a.m. to 1 p.m.; (b) if freight elevator service is provided, same shall be provided only on regular business days, Monday through Friday inclusive, and on those days only between the hours of 9 a.m. and 12 noon and between 1 p.m. and 5 p.m.; (c) furnish heat, water and other services supplied by Owner to the demised premises, when and as required by law, on business days from 8 am. to 6 p.m. and on Saturdays from 8 a.m. to 1 p.m.; (d) clean the public halls and public portions of the building which are used in common by all tenants. Tenant shall, at Tenant's expense, keep the demised premises, including the windows, clean and in order, to the reasonable satisfaction of Owner, and for that purpose shall employ person or persons, or corporations approved by Owner. Tenant shall pay to Owner the cost of removal of any of Tenant's refuse and rubbish from the building. Bills for the same shall be rendered by Owner to Tenant at such time as Owner may elect, and shall be due and payable hereunder, and the amount of such bills shall be deemed to be, and be paid as additional rent. Tenant shall, however, have the option of independently contracting for the removal of such rubbish amid refuse in the event that Tenant does not wish to have same done by employees of Owner. Under such circumstances, however, the removal of such refuse and rubbish by others shall be subject to such rules and regulations as, in the judgment of Owner, are necessary for the proper operation of the building. Owner reserves the right to stop service of the heating, elevator, plumbing and electric systems, when necessary, by reason of accident or emergency, or for repairs, alterations, replacements or improvements, which in the judgment of Owner are desirable or necessary to be made, until said repairs, alterations, replacements or improvements shall have been completed. If the building of which the demised premises are a part supplies manually operated elevator service, Owner may proceed diligently with alterations necessary to substitute automatic control elevator service without in any way affecting the obligations of Tenant hereunder.

Security: 32. Tenant has deposited with Owner the sum of $11,666.67 as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this lease. It is agreed that in the event Tenant defaults in respect of any of the terms, provisions and conditions of this lease, including, but not limited to, the payment of rent and additional rent, Owner may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any rent and additional rent, or any other sum as to which Tenant is in default, or for any sum which Owner may expend, or may be required to expend, by reason of Tenant's default in respect of any of the terms, covenants and conditions of this lease, including but not limited to, any damages or deficiency in the re-letting of the demised premises, whether such damages or deficiency accrued before or after summary proceedings or other re-entry by Owner. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this lease, the security shall be returned to Tenant after the date fixed as the end of the lease, and after delivery of entire possession of the demised premises to Owner. In the event of a sale of the land and building or leasing of the building, of which the demised premises form a part, Owner shall have the right to transfer the security to the vendee or lessee, and Owner shall thereupon be released by Tenant from all liability for the return of such security; and Tenant agrees to look to the new Owner solely for the return of said security, and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new Owner. Tenant further covenants that it will not assign or encumber, or attempt to assign or encumber, the monies deposited herein as security, and that neither Owner nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

Captions:     33.  The Captions are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this lease nor the intent of any provision thereof.

Definitions: 34. The term "Owner" as used in this lease means only the owner of the fee or of the leasehold of the building, or the mortgagee in possession for the time being, of the land and building (or the owner of a lease of the building or of the land and building) of which the demised premises form a part, so that in the event of any sale or sales of said land and building or of said lease, or in the event of a lease of said building, or of the land ad building, the said Owner shall be and hereby is entirely freed and relieved of all covenants and obligations of Owner hereunder, and it shall be deemed and construed without further agreement between the parties or their successors in interest, or between the parties and the purchaser, at any such sale, or the said lessee of the building, or of the land and building, that the purchaser or the lessee of the building has assumed and agreed to carry out any and all covenants and obligations of Owner hereunder. The words "re-enter" and "re-entry" as used in this lease are not restricted to their technical legal meaning. The term "rent" includes the annual rental rate whether so expressed or expressed in monthly installments, and "additional rent." "Additional rent" means all sums which shall be due to Owner from Tenant under this lease, in addition to the annual rental rate. The term "business days" as used in this lease, shall exclude Saturdays, Sundays and all days observed by the State or Federal Government as legal holidays, and those designated as holidays by the applicable building service union employees service contract, or by the applicable Operating Engineers contract with respect to HVAC service. Wherever it is expressly provided in this lease that consent shall riot be unreasonably withheld, such consent shall not be unreasonably delayed.

Adjacent Excavation-Shoring: 35. If an excavation shall be made upon land adjacent to the demised premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, a license to enter upon the demised premises for the purpose of doing such work as said person shall deem necessary to preserve the wall or the building, of which demised premises form a part, from injury or damage, and to support the same by proper foundations, without any claim for damages or indemnity against Owner, or diminution or abatement of rent.

Rules and Regulations: 36. Tenant and Tenant's servants, employees, agents, visitors, and licensees shall observe faithfully, and comply strictly with, the Rules and Regulations annexed hereto and such other and further reasonable
Rules and Regulations as Owner or Owner's agents may from time to time adopt. Notice of any additional Rules or Regulations shall be given in such manner as Owner may elect. In case Tenant disputes the reasonableness of any additional Rules or Regulations hereafter made or adopted by Owner or Owner's agents, the parties hereto agree to submit the question of the reasonableness of such Rules or Regulations for decision to the New York office of the American Arbitration Association, whose determination shall be final and conclusive upon the parties hereto. The right to dispute the reasonableness of any additional Rules or Regulations upon Tenant's part shall be deemed waived unless the same shall be asserted by service of a notice, in writing, upon Owner, within fifteen (15) days after the giving of notice thereof. Nothing in this lease contained shall be construed to impose upon Owner any duty or obligation to enforce the Rules and Regulations or terms, covenants or conditions in any other lease, as against any other tenant, and Owner shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees.

Glass: 37. Owner shall replace, at the expense of Tenant, any and all plate and other glass damaged or broken from any cause whatsoever in and about the demised premises. Owner may insure, and keep insured, at Tenant's expense, all plate and other glass in the demised premises for and in the name of Owner. Bills for the premiums therefor shall be rendered by Owner to Tenant at such times as Owner may elect, and shall be due from, and payable by, Tenant when rendered, and the amount thereof shall be deemed to be, and be paid as, additional rent.

Estoppel Certificate: 38. Tenant, at any time, and from time to time, upon at least ten (10) days prior notice by Owner, shall execute, acknowledge and deliver to Owner, and/or to any other person, firm or corporation specified by Owner, a statement certifying that this lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications), stating the dates to which the rent and additional rent have been paid, and stating whether or not there exists any default by Owner under this lease, and, if so, specifying each such default.

Directory  Board Listing:        39. If, at the request of, and as accommodation
to, Tenant, Owner shall place upon the directory board in the lobby of the building, one or more names of persons or entities other than Tenant, such directory board listing shall not be construed as the consent by Owner to an assignment or subletting by Tenant to such persons or entities.

Successors  and  Assigns:       40.  The  covenants,  conditions  and agreements
contained  in this lease shall bind and inure to the benefit of Owner and Tenant
and  their  respective  heirs,  distributees,     executors,  administrators,
successors, and except as otherwise provided in this lease, their assigns. Tenant shall look only to Owner's estate and interest in the land and building for the satisfactions of Tenant's remedies for the collection of a judgement (or other judicial process) against Owner in the event of any default by Owner hereunder, and no other property or assets of such Owner (or any partner, member, officer or director thereof, disclosed or undisclosed), shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under, or with respect to, this lease, the relationship of Owner and Tenant hereunder, or Tenant's use and occupancy of the demised premises.


In Witness Whereof, Owner and Tenant have respectively signed and sealed this lease as of the day and year first above written.


Witness     for  Owner:                    G&J  Lakeland  Realty  Corp.

/s/ Paula B. Steuerman
-------------------------------           By:  /s/ Glenn Steuerman Pres.
                                               ----------------------------
                                                   Glenn Steuerman


Witness  for  Tenant:                    Sentry  Technology  Corporation


/s/                                      By:   /s/ Peter J. Muncy, VP-CFO
-------------------------------               ------------------------------
                                                   Peter  J.  Mundy


ACKNOWLEDGEMENT
STATE  OF  NEW  YORK,
                     ss.:
COUNTY  OF  SUFFOLK

     On the 8th day of September in the year 2003, before me, the undersigned, a Notary Public in and for said State, personally appeared Peter J. Mundy, personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.

                                          /s/ Elizabeth A. Heyder
                                      -----------------------------------
                                             NOTARY  PUBLIC

ELIZABETH  A.  HEYDER
Notary  Public,  State  of  New  York
No.  01  HE5063405
Qualified  in  Suffolk  County
Commission  Expires  July  22,  2006

IMPORTANT  -  PLEASE  READ
RULES  AND  REGULATIONS  ATTACHED  TO
AND  MADE  A  PART  OF  THIS  LEASE  IN  ACCORDANCE
WITH  ARTICLE  36.

1. The sidewalks, entrances, driveways, passages, courts, elevators, vestibules, stairways, corridors 'or halls shall not be obstructed or encumbered by Tenant or used for any purpose other than for ingress or egress from the demised premises and for delivery of merchandise and equipment in a prompt and efficient manner, using elevators and passageways designated for such delivery by Owner. There shall not be used in any space, or in the public hail of the building, either by Tenant or by jobbers or others in. the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and sideguards. If said premises are situated on the ground floor of the building, Tenant shall further, at Tenant's expense, keep the sidewalk and curb in front of said premises clean and free from ice, snow, dirt and rubbish.

2. The water and wash closets and plumbing fixtures shall not be used for any purposes other than those for which they were designed or constructed, and no sweepings, rubbish, rags, acids or other substances shall be deposited therein, and the expense of any breakage, stoppage, or damage resulting from the violation of this rule shall be borne by Tenant, whether or not caused by Tenant, its clerks, agents, employees or visitors.

3. No carpet, rug or other article shall be hung or shaken out of any window of the building; and Tenant shall not sweep or throw, or permit to be swept or thrown, from the demised premises, any dirt or other substances into any of the corridors of halls, elevators, or out of the doors. or windows or stairways of the building, and Tenant shall not use, keep, or permit to be used or kept, any foul or noxious gas or substance in the demised premises, or permit or suffer the demised premises to be occupied or used in a manner offensive or objectionable to Owner or other occupants of the buildings by reason of noise, odors, and or vibrations, or interfere in any way, with other tenants or those having business therein, nor shall any bicycles, vehicles, animals, fish, or birds be kept in or about the building. Smoking or carrying lighted cigars or cigarettes in the elevators of the building is prohibited.


4. No awnings or other projections shall be attached to the outside walls of the building without the prior written consent of Owner.

5. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by Tenant on any part of the outside of the demised premises or the building, or on the inside of the demised premises if the same is visible from the outside of the demised premises, without the prior written consent of Owner, except that the name of Tenant may appear on the entrance door of the demised premises. In the event of the violation of the foregoing by Tenant, Owner may remove same without any liability, and may charge the expense incurred by such removal to Tenant. Interior signs on doors and directory tablet shall be inscribed, painted or affixed for Tenant by Owner at the expense of Tenant, and shall be of a size, color and style acceptable to Owner.

6. Tenant shall not mark, paint, drill into, or in any way deface any part of the demised premises or the building of which they form a part. No boring, cutting or stringing of wires shall be permitted, except with tine prior written consent of Owner, and as Owner may direct. Tenant shall not lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the demised premises, and, if linoleum or other similar floor covering is desired to be used, an interlining of builder's deadening felt shall be first affixed to the floor, by a paste or other material, soluble in water, the use of cement or other similar adhesive material being expressly prohibited.


7. No additional locks or bolts of any kind shall be placed upon any of the doors or windows by Tenant, nor shall any changes be made in existing locks or mechanism thereof. Tenant must, upon the termination of his tenancy, restore to Owner all keys of stores, offices and toilet rooms, either furnished to, or otherwise procured by, Tenant, and in the event of the loss of any keys, so furnished, Tenant shall pay to Owner the cost thereof.

8. Freight, furniture, business equipment, merchandise and bulky matter of any description shall be delivered to and removed from the demised premises only on the freight elevators and through the service entrances and corridors, and only during hours, and in a manner approved by Owner. Owner reserves the right to inspect all freight to be brought into the building, and to exclude from the building all freight which violates any of these Rules and Regulations of the lease, of which these Rules and Regulations are a part.

9. Tenant shall not obtain for use upon the demised premises ice, drinking water, towel and other similar services, or accept barbering or boot blacking services in the demised premises, except from persons authorized by Owner, and at hours and under regulations fixed by Owner. Canvassing, soliciting and peddling in the building is prohibited and Tenant shall cooperate to prevent the same.

10. Owner reserves the right to exclude from the building all persons who do not present a pass to the building signed by Owner. Owner will furnish passes to persons for whom any Tenant requests same in writing. Tenant shall be responsible for all persons for whom it requests such pass, and shall be liable to Owner for all acts of such persons. Notwithstanding the foregoing, Owner shall not be required to allow Tenant or any person to enter or remain in the building, except on business days from 8:00 am. to 6:00 , p.m. and on Saturdays from 8:00 am. to 1:00 p.m. Tenant shall not have a claim against Owner by reason of Owner excluding from the building any person who does not present such pass.

11. Owner shall have the right to prohibit any advertising by Tenant which in Owner's opinion, tends to impair the reputation of the building or its desirability as a loft building, and upon written notice from Owner, Tenant shall refrain from or discontinue such advertising.

12. Tenant shall not bring, or permit to be brought or kept, in or on the demised premises, any inflammable, combustible, explosive, or hazardous fluid, material, chemical or substance, or cause or permit any odors of cooking or other processes, or any unusual or other objectionable odors, to permeate in, or emanate from, the demised premises.

13. Tenant shall not use the demised premises in a manner which disturbs or interferes with other tenants in the beneficial use of their premises.

14. Refuse and Trash. (1) Compliance by Tenant. Tenant covenants and agrees, at its sole cost and expense, to comply with all present and future laws, orders, and regulations, of all state, federal, municipal, and local governments, departments, commissions and boards regarding the collection, sorting, separation and recycling of waste products, garbage, refuse and trash. Tenant shall sort and separate such waste products, garbage, refuse and trash into such categories as provided by law. Each separately sorted category of waste products, garbage, refuse and trash shall be placed in separate receptacles reasonably approved by Owner. Tenant shall remove, or cause to be removed by a contractor acceptable to Owner, at Owner's sole discretion, such items as Owner may expressly designate. (2) Owner's Rights in Event of Noncompliance. Owner has the option to refuse to collect or accept from Tenant waste products, garbage, refuse or trash (a) that is not separated and sorted as required by law or (b) which consists of such items as Owner may expressly designate for Tenant's removal, and to require Tenant to arrange for such collection at Tenant's sole cost and expense, utilizing a contractor satisfactory to Owner. Tenant shall pay all costs, expenses, fines, penalties, or damages that may be imposed on Owner or Tenant by reason of Tenant's failure to comply with the provisions of this Building Rule 15, and, at Tenant's sole cost and expense, shall indemnity, defend and hold Owner harmless (including reasonable legal fees and expenses) from and against any actions, claims and suits arising from such noncompliance, utilizing counsel reasonably satisfactory to Owner.




Address:        1881  Lakeland  Avenue
                Ronkonkoma,  N.Y.  11779

Premises

G  &  J  Lakeland  Realty  Corp.  to  Sentry  Technology  Corporation

Standard  Form  of  Loft  Lease;  The  Real  Estate  Board  of  New  York,  Inc.

Dated   in  the  year  2003

Rent  Per  Year  $140,000.00

Rent  Per  Month  $11,666.67

Term     Three  (3)  years
From  October  1,  2003  to  September  30,  2006

               RIDER  TO  LEASE  DATED                ,  2003
               BETWEEN  G  &  J  LAKELAND  REALTY
               CORP.,  AS  OWNER  AND  SENTRY  TECHNOLOGY
               CORPORATION,  AS  TENANT


41. The Tenant agrees that it will at its own cost and expense obtain and maintain liability insurance protecting Tenant as well as the Landlord against injury or damage to third persons or property, which injury or damage shall be incurred upon the premises demised to the Tenant herein, and that the limits of such liability insurance shall be $3,000,000.00 combined primary and umbrella coverage single limit for injury to person and damage to property. The Tenant shall furnish the Landlord with a policy of insurance protecting the Landlord against such liability. Should the Tenant fail to so obtain such liability insurance, the Landlord may, at its option, purchase and maintain such liability insurance policy and charge the cost thereof to the Tenant as additional rent due and payable on the first day of the month next succeeding the purchase of such insurance. The Tenant shall maintain insurance covering damage to its own personal property situated upon the premises, as well as damage to third persons, and will under any circumstances, hold the Landlord harmless and free from any claim for damage to supplies, equipment, or other goods upon the premises.

42. All of the insurance policies provided for in this lease shall be delivered to the Landlord within fifteen (15) days prior to the commencement of the term of this agreement. Upon the failure of the Tenant to so deposit any of said policies, the Landlord shall have the privilege to procure said insurance on its own application therefor, and the amount of the premium, if paid by the Landlord, shall be due and payable with the rent installment next due and shall be considered as additional rent reserved hereunder, collectible with the same remedies as if originally reserved as rent hereunder. If any of the insurance policies required to be obtained by the Tenant shall be cancelled and a new policy not delivered to the Landlord prior to the cancellation date with proof of payment of the premium therefor, or if the Tenant shall fail to deliver a renewal policy no later than twenty (20) days prior to the expiration of any of the existing insurance policies, Landlord, on twenty (20) days written notice to the Tenant, may procure such policies and pay the premium therefor and any amount so paid by the Landlord with interest thereon at the maximum legal rate from the date of any such payment, shall become due and payable as additional rent hereunder, together with the next installment of rent. All policies of insurance required hereunder for the benefit of the Landlord shall name the Landlord as the insured or additional insured and shall provide that cancellation shall not become effective unless the Landlord is given thirty (30) days written notice of cancellation.

43. The Landlord shall not be liable for any failure of water supply or electric current or of any service by any utility, nor for any injury or damage to person (including death) or property caused by or resulting from steam, gas, electricity, water, rain or snow which may flow or leak from any part of the demised premises, or from any pipes, appliances or plumbing works of the same, or from the street or subsurface, or from any other place, nor from interference with light or other incorporeal hereditaments or easements, however caused, except if due to the negligent acts of the Landlord, its employees, agents, invitees, and contractors.

44. All improvements, equipment and fixtures, other than Tenant's movable business fixtures and equipment, made or installed by the Tenant shall immediately, upon completion of installation thereof, be and become the property of the Landlord without payment therefor by the Landlord, and shall be surrendered to the Landlord upon the expiration or sooner termination of the term of this lease.

45. In the event that any person performing work or supplying materials of any kind or nature whatsoever at the request, order or direction of the Tenant, shall file a lien against the subject premises, the Tenant agrees that it will cause such lien to be discharged by bonding of same, or in any other manner in which the Tenant may accomplish same, provided such lien shall be removed within thirty (30) days from the filing thereof. Tenant will in all respects indemnify and hold the Landlord harmless from any claim by any subcontractor, materialmen or laborers engaged or hired by it, and further specifically agrees that no alterations, interior or exterior, shall be undertaken by the Tenant without the express written approval and consent of the Landlord.

46. If the Tenant shall at anytime be in default hereunder and if the Landlord shall institute any action or summary proceeding or shall otherwise incur expenses for legal fees as a consequence of Tenant's default or delay in making payment or in complying with any term or condition of this lease, then the Tenant will be liable to and will reimburse the Landlord for such reasonable expense of attorney's fees and disbursements thus incurred by Landlord. The amount of such expenses shall be deemed to be "additional rent" hereunder and shall be due from the Tenant to the Landlord on the first day of the month following the incurring of such respective expenses or following demand therefor by the Landlord. If the Tenant shall allege or claim any damages resulting from any breach or alleged breach by the Landlord under the terms of this lease or any claim of any kind whatsoever arising in favor of the Tenant against the Landlord, the Tenant agrees that such claim shall not be asserted and may not be asserted against the Landlord either as a counterclaim, set-off or defense in any action or proceeding brought by the Landlord against the Tenant for the non-payment of rent or recovery of possession of the demised premises. Such claim by the Tenant against the Landlord shall only be enforced, prosecuted or maintained by a separate action or proceeding instituted by the Tenant against the Landlord and shall not be consolidated with any action or proceeding brought by Landlord to recover rent or to recover possession of the demised premises.

47. Any notice by either party to the other shall be deemed given only if in writing and if delivered either personally or if such notice be posted by registered or certified mail, return receipt requested, addressed (a) if to the Tenant at the demised premises, to the attention of Peter Mundy and (b) if to the Landlord at its address hereinabove stated. If either party admits receipt of such notice, evidence thereof shall not be necessary. Either party shall be privileged to designate a substitute address and/or person for the giving of notice to it hereunder, by giving notice of such substitution in accordance with the provisions of this paragraph. In addition to the foregoing, a copy of any such notice shall be sent by regular mail to the attorney for the Landlord:
BERMAN  &  FREEDMAN,  P.C.,  1140 Franklin Avenue, Garden City, New York 11530 -
Attention: Donald E. Freedman, Esq. and to the attorney for the Tenant: Mark S. Haltzman, Esq., One Belmont Avenue, Suite 402, Bala Cynwyd, Pennsylvania 19004.

48. It is mutually covenanted that if the Landlord shall reasonably pay or be compelled to pay any sum of money or shall reasonably perform any act or be compelled to perform any act, which act shall require the payment of any sum of money, by reason of the failure of the Tenant to perform any one or more of the covenants herein contained, the sum or sums so paid by the Landlord, together with all interest, costs and damages, shall after ten days' written notice and demand be added to rent installments next due and shall be collectible in the same manner and with the same remedies as if originally reserved as rent hereunder.

49. The Landlord has made no representations or warranties of any kind or nature except as are specifically set forth herein and the parties agree that this lease constitutes the full agreement by and between them. Any holding over by the Tenant after the term of this lease shall be unlawful and in no manner constitutes a renewal or extension of this lease agreement.

50. In the event that the Tenant shall not have paid the rent on or before the 5th day of the month during which same is due, there shall be added to such rent, as additional rent, a late charge of five percent (5%) of the rent due and unpaid. This late payment charge is intended to compensate Landlord for its additional administrative costs resulting from Tenant's failure to pay rent in a timely manner and has been agreed upon by Landlord and Tenant as a reasonable estimate of the costs that will be incurred by Landlord as a result of Tenant's failure to make timely payment. This late payment charge will constitute liquidated damages and will be paid to Landlord together with such unpaid amounts. The Landlord shall have all rights with respect to this additional rent as for the non-payment of any and all other rents due under the terms of this lease. The demand for and collection of the aforesaid late charge shall in no way be deemed a waived of any remedies that the Landlord may have under the terms of this lease by summary proceedings or otherwise.

51. The Landlord shall not be liable in any way, or to any extent, or at all, for or on account of any injury to any property at anytime in said buildings, or for or on account of the destruction of any property at anytime in said buildings. Landlord shall not be liable for any damage done or occasioned by or from plumbing, gas, water, sprinkler, steam or other pipes or sewerage or the bursting, leaking or running of any pipes, tank or plumbing fixtures, in, above, upon or about said building or premises, nor for any damage occasioned by water, snow or ice being upon or coming through the roof, skylights, trap door or otherwise, nor for any damages arising from acts or neglect of co-tenants, or other occupants of the same building or of any owners, or occupants, of adjacent or contiguous property, except if caused by the actions of the Landlord, its employees, agents, invitees, and contractors.

52. The Tenant shall on the last day of the term, or upon the sooner termination of the term, peaceably and quietly surrender the leased property to the Landlord, broom-clean, including all buildings, alterations, re-buildings, replacements, changes, or additions placed by the Tenant hereof, in as good condition and repair as at the commencement of the term, and as any buildings, structures, replacements, additions, or improvements constructed, erected, added or placed thereon by the Tenant are when completed, with the normal wear and tear thereof excepted. Notwithstanding the foregoing, Tenant shall have the right to remove any of Tenant's trade fixtures and other equipment belonging to Tenant in the premises, provided Tenant repairs any damage caused to the premises occasioned by reason of any such removal and further provided Tenant restores the premises to its condition prior to the installation of any such fixtures or equipment. In the event the Tenant vacates the premises and fails to remove any such fixtures or equipment, then and in such event, the Landlord shall have the absolute right and option to declare such fixtures and equipment abandoned by the Tenant, in which event, such fixtures and equipment shall become the property of the Landlord or Landlord shall have the option to direct the Tenant to remove such fixtures and equipment and restore the premises at Tenant's sole cost and expense.

53. The Tenant does hereby covenant for itself, its successors and assigns, that it will not carry on, upon the said premises, or any part thereof, or permit to be carried on, any trade or business which shall constitute a nuisance; or use, or permit to be used, said premises, or any part thereof, for any illegal purpose whatsoever.

54.     INTENTIONALLY  OMITTED.

55. No remedy herein conferred upon or reserved to the Landlord or Tenant is intended to be exclusive of any other remedy or by law provided, but each shall be cumulative and shall be in addition to every other remedy given hereunder or nor or hereafter existing at law or in equity or by statute. In addition to all other remedies provided in favor of the Landlord, the Landlord shall be entitled to the restraint by injunction of the violation or attempted violation of any of the terms, covenants, and conditions in this lease.

56. This lease is expressly made subject to the zoning ordinances of the appropriate municipal authority having jurisdiction over the premises and any agency or subdivisions thereof. All permits which may be necessary for the maintenance and operation of the Tenant's business shall be obtained and maintained by the Tenant at the Tenant's own cost and expense. Landlord represents that certificates of occupancy/completion have been issued by the municipal authority having jurisdiction over the premises for the building as same presently exists.

57. The Tenant agrees at any time and from time to time, upon not less than ten (10) days prior written request by the Landlord, to execute, acknowledge and deliver to the Landlord a statement in writing certifying whether this lease is unmodified and in full force and effect or if modified, stating the modifications and dates to which rent and other charges have been paid in advance, if any. Tenant further agrees to submit to the Landlord certified annual financial statements concerning the Tenant as Landlord may reasonably require from time to time.

58. The receipt by Landlord or payment by Tenant of rent with knowledge of a breach of any covenant of this lease shall not be deemed a waiver of such breach. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent. No endorsement or statement on any check or any letter accompanying any check or payment as rent shall be deemed an accord and satisfaction. The Landlord may accept such check or payment without prejudice to Landlord right to recover the balance of such rent or pursue any other remedy in this lease provided.

59.     INTENTIONALLY  OMITTED.

60. If the demised premises be or become infested with vermin, the Tenant shall at the Tenant's expense, cause the same to be exterminated from time to time to the satisfaction of the Landlord.

61. Any statement in this lease contained as to the nature of the business to be conducted by the Tenant in the demised premises shall not be deemed or construed to constitute a representation or guarantee by the Landlord that such business is lawful or permissible, it being the understanding of the parties that Tenant shall be fully responsible for obtaining any and all permits, licenses or variances which may be necessary for the conduct of Tenant's business and in the event any such permit, license or variance is required, there shall be no abatement or diminution of rent during the period of time during which Tenant obtains any of the foregoing.

62.     INTENTIONALLY  OMITTED.

63. If Landlord shall be in default under this lease and, if as a consequence of such default, Tenant shall recover a money judgment against Landlord, such judgment shall be satisfied only out of the proceeds of sale received upon execution of such judgment and levied thereon against the right, title and interest in the demised premises as the same may then be encumbered and Landlord shall not be liable for any deficiency, nor shall Landlord be liable for any consequential damages suffered by the Tenant as a result of Landlord's failure to perform any of its obligations under this lease, unless such failure shall be willful. In no event shall Tenant have the right to levy execution against any property of Landlord (or against the stockholders, officers and directors thereof) other than its interest in the demised premises as hereinbefore expressly provided. Notwithstanding anything contained in this paragraph or paragraph 46 hereof, in the event Tenant recovers a money judgment against the Landlord, Tenant shall have the right to offset the amount of any such judgment against the rent and additional rent due under this Lease Agreement.

64. The Tenant shall bear the entire cost and expense of providing heat, water, hot water, chilled water, janitor service, garbage removal, annual backflow water test, fuel, gas, electricity, and all other utilities used by Tenant in the demised premises. In the event that the Tenant should fail to pay any of these charges, the Landlord may, but shall not be obliged, to pay the same and upon such payment the amount so expended shall be deemed to be additional rent due and payable on the next month succeeding the payment therefor.

65. A. Tenant shall pay as additional annual rent hereunder all increases in taxes over the base incurred or assessed on both the land and the buildings, which comprise the building of which premises herein demised are a part. Such additional rent shall be due and payable by the Tenant in equal monthly installments on the first (1st) day of the month along with Tenant's rent. For the purpose of this paragraph, the word "taxes" shall mean all real estate taxes, assessments, reassessments and charges and governmental impositions, duties and charges of every kind and nature whatsoever, extraordinary as well as ordinary and whether now within the contemplation of the parties hereto or not, and each and every installment of them, which shall or may during the term of this lease be charged, laid, levied, assessed or imposed upon, or become a lien or liens upon the demised premises or the building, of which the demised premises are a part, or upon any sidewalks or streets in front of or adjoining the demised premises or the building of which the demised premises are a part. As used in this Lease, the Tenant's proportionate share shall be 100% of rental space in the building.

     B. In addition to the rent and taxes as hereinabove set forth, the Tenant shall reimburse Landlord for 100% of the increase of premiums over the base for fire insurance and extended mischief on the entire building, of which the premises demised herein are a part. Such additional sums shall be paid in equal monthly installments on the first (1st) day of the month along with Tenant's rent. The total amount of insurance coverage for the building, of which the demised premises are a part, shall not exceed 100% of the then replacement value of the said building or the amount required by the lending institution, whichever amount is greater. Tenant shall be entitled to apply, at anytime, to the New York Fire Insurance Rating Organization for a specific breakdown of all insurance charges included in the insurance rate for the entire building and the part, which it occupies. Tenant's obligations hereunder, with respect to all items of additional rent under this Lease, shall be pro-rated so as to correspond to the terms of this Lease. In the event that the use of occupancy of Tenant causes an increase in the rate of fire insurance of Tenant herein, regardless of when said rate increase occurs, the within Tenant shall be liable for the portion of insurance premiums due to such increased rate caused by Tenant's use and occupancy of the premises. It is intended that if the increase, if any, occurs during the base year of the Lease Agreement, Tenant shall be responsible for said rate and premium increase. Fire insurance premiums payable hereunder shall be deemed additional rent collectible by summary proceedings or otherwise, at the option of the Landlord.

     Landlord represents that the insurance premium for year ending July 31, 2003 is $3,118.00 which includes full replacement coverage for the building.

     C. Notwithstanding anything to the contrary, if at anytime during the term of this Lease there shall be levied, assessed and/or imposed in substitution in whole or in part of the real estate taxes, a tax, charge or capital levy or otherwise (other than a general gross receipts, franchise, income or similar tax) on the rents received from said real estate or personal property or the rents reserved herein, Tenant will be liable for and pay the same as hereinabove provided, as additional rent. Tenant's liability for such "substitute" real property taxes shall be 100% of any increased total amount of "substitute" taxes and real property taxes for the whole building and premises as set forth hereinabove.

     D. The base for the purpose of real estate taxes shall be the 2002/2003 tax year and for insurance, the year 2003/2004.

     E. Upon demand, Landlord shall provide Tenant with copies of tax and insurance bills, which are the subject hereof.

66. No signs, advertisements, notice or other lettering or displays of any kind or nature shall be affixed to the outer walls of the demised premises nor shall same be placed in the windows or doors thereof without the prior written consent of the Landlord. The Landlord has not rented to the Tenant any rights in or to the outer side of the outside walls of the building of which the demised premises form a part or the roof of the demised premises. The Tenant agrees not to drill into or in any way mar or deface any part of the demised premises and not to display or erect any lettering, signs, advertising, awnings or other projections or stringing of wires in or on the demised premises or in or upon the windows thereof.

67. Whenever reference is made in the printed portion of this lease to the City of New York, its agencies or divisions, same shall be deemed to refer to the local municipal authorities having jurisdiction over the geographic area in which the demised premises is located. In the event of a conflict between the provisions of this rider and the provisions of the printed form of the lease, the provisions of this rider shall prevail and control.

68. Tenant shall not record this lease or a memorandum thereof without the written consent of Landlord. Within ten (10) days after written request by Landlord, Tenant will execute a memorandum of this lease in recordable form and deliver same to Landlord.

69. This lease and the exhibits, riders and/or addenda, if any, attached hereto set forth the entire agreement between the parties. Any prior conversations or writings are merged herein and extinguished. No subsequent amendment to this lease shall be binding upon Landlord or Tenant unless reduced to writing and signed. Submission of this lease for examination does not constitute an option for the demised premises and becomes effective as a lease only upon execution by both parties and delivery hereof by Landlord to Tenant. If any provision contained in a rider or addenda is inconsistent with the printed provision of this lease, the provision contained in said rider or addenda shall supersede said printed provision.

70. Notwithstanding anything contained herein, the Tenant shall pay to the Landlord on or before October 1, 2003 the sum of $11,666.67 representing the first month's rental.


71. The Tenant specifically represents that NEWMARK OF LONG ISLAND LLC introduced the Tenant to this transaction and Tenant agrees to indemnify and hold the Landlord harmless from any claim by any other broker who may claim that he brought about this transaction.

72. SENTRY TECHNOLOGY CORPORATION, the Tenant named herein, hereby represents that it is the entity which will occupy the premises, operate the business and own the equipment to be installed in the demised premises.

73. In order to secure the Landlord and the Tenant benefits pursuant to the General Rules of the New York Fire Insurance Rating Organization, the Landlord and Tenant hereby agree to waive any and all rights of subrogation which may accrue to them during the term of this Agreement to recover for any loss occasioned by fire, casualty or otherwise for which the Tenant is or may be liable to the Landlord or the Landlord liable to the Tenant, provided, however, that:

     A. The provisions of the paragraph do not in any way affect, diminish or invalidate the protection afforded the Landlord or Tenant by virtue of any of its contracts of insurance with any insurance carrier.

     B. The compensation to which the Landlord or Tenant may be entitled by virtue of such loss is not in any way diminished or decreased by reason hereof.

     C. In the event Landlord or Tenant is unable to obtain or maintain fire insurance (including vandalism and malicious mischief) in a licensed New York Insurance Company acceptable to the lending institutions mortgagee by reason of the provisions of this paragraph, the provisions of this entire paragraph shall be deemed canceled, null and void.

74. Tenant covenants that it will vacate the premises immediately upon the expiration or sooner termination of this lease. If the Tenant retains possession of the premises or any part thereof after the termination of the term, the Tenant shall pay the Landlord the fixed minimum annual rent at one and one-half times the monthly rate of the last month of the term hereof for the time the Tenant thus remains in possession and, in addition thereto, shall pay the landlord for all damages consequential as well as direct, sustained by reason of the Tenant's retention of possession. The provisions of this section do not exclude the Landlord's rights of re-entry or any other right hereunder, including without limitation, the right to refuse double the monthly rent and instead to remove Tenant through summary proceedings for holding over beyond the expiration of the term of this lease.

75.     HAZARDOUS  MATERIALS:     (a)     General Prohibition.  Tenant shall not
        ---------------------             -------------------
cause or permit to be released, discharged, used, stored or disposed of on the premises any hazardous substances, hazardous materials, hazardous wastes or toxic substances (collectively "Hazardous Materials"), as such terms are defined or classified under any laws or regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. Section 9601 et. seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901 et. seq., the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et. seq., any amendments to the foregoing, and any similar federal, state or local laws, ordinances, rules, decrees, orders or regulations (collectively the "Laws"). Notwithstanding the foregoing, Landlord hereby consents to Tenant's use, storage or disposal of products containing small quantities of Hazardous Materials, which products are routinely used and of a type customarily found in the type of business conducted by Tenant (such as cleaning materials, solvents, detergents and the like), provided that Tenant shall handle, use, store and dispose of such Hazardous Materials in a safe and lawful manner and shall not allow such Hazardous Materials to contaminate the premises.

          (b)     Indemnity.     If  Tenant  breaches  the  covenants  and
                  ---------
obligations set forth herein, Tenant shall indemnify, defend and hold Landlord and all the other tenant(s), owner(s) and operator(s) of the common areas or the center free and harmless from and against any and all claims, judgments, damages, penalties, fines, costs, liabilities and losses (including, without limitation: diminution in the value of the premises and/or the common areas; and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees) which arise as a result of such contamination. This indemnification by Tenant includes, without limitation: any and all costs incurred in connection with any investigation of site conditions or any clean up, remedial, removal or restoration work required by any federal, state or local governmental agency or political subdivision because of the presence of such Hazardous Materials in, on or about the premises, the common areas or the soil or groundwater on or under the demised premises and the building in which the demised premises is located.

76. The Tenant will be solely responsible for the proper maintenance and repair of the demised premises and of the fixtures, appliances, services and utilities therein, including but not limited to the plumbing, heating, electrical, sprinkler and air-conditioning systems. Landlord shall be responsible for all structural repairs which are defined as the roof, exterior walls, foundations, floors, window frames, sidewalks, curbs and parking lot, the liability of Landlord being the repair of same being limited to such repair as is not the result of the fault or negligence of the Tenant, its agents, invitees, employees or contractors.


77. The sidewalks, driveways and entrances of the demised premises shall not be obstructed by the Tenant and the Tenant shall keep same free of ice, snow, debris, refuse and in addition, make all repairs and replacements thereto which may become necessary as a consequence of the fault or negligence on the part of the Tenant.

78. In consideration of the mutual covenants herein contained, it is agreed that the Tenant shall have the absolute right and option to cause this lease to be extended for a period of three (3) years from October 1, 2006 to September 30, 2009 upon the following terms and conditions:

     (a) That there shall be no default under the terms and conditions of this lease;

     (b) That the Tenant shall give notice to the Landlord in writing by certified mail, return receipt requested of its intention to renew provided that such notice shall be received by the Landlord no later than April 1, 2006. It is further understood and agreed that time shall be considered to be of the essence in the giving of notice to renew and in the event that the Tenant shall fail to give notice as herein set forth, the Tenant shall be deemed to have waived said option and the option shall be null, void and of no further force or effect;

     (c) That such extended period shall be pursuant to and in agreement with the terms, conditions and covenants herein set forth with the exception of the provisions of this paragraph granting to the Tenant the right to renew or extend and further that the rent to be paid for such extended period shall be as follows:

1) ONE HUNDRED SIXTY THOUSAND ($160,000.00) DOLLARS per annum payable in equal monthly installments of THIRTEEN THOUSAND THREE HUNDRED THIRTY-THREE AND 33/100 ($13,333.33) DOLLARS for the period from October 1, 2006 to September 30, 2007.

2) ONE HUNDRED SIXTY-FIVE THOUSAND ($165,000.00) DOLLARS per annum payable in equal monthly installments of THIRTEEN THOUSAND SEVEN HUNDRED FIFTY ($13,750.00) DOLLARS for the period from October 1, 2007 to
     September  30,  2008.

3) ONE HUNDRED SEVENTY THOUSAND ($170,000.00) DOLLARS per annum payable in equal monthly installments of FOURTEEN THOUSAND ONE HUNDRED SIXTY-SIX AND 67/100 ($14,166.67) DOLLARS for the period from October 1, 2008 to September 30, 2009.

79. Landlord may replace, at the expense of Tenant, any and all broken glass in and about the demised premises. Landlord may insure, and keep insured, all plate glass in the demised premises for and in the name of Landlord. Bills for the premiums therefor shall be rendered by Landlord to Tenant at such times as Landlord may elect, and shall be due from, and payable by Tenant when rendered, and the amount thereof shall be deemed to be, and be paid as, additional rental. Damage and injury to the said premises, caused by the carelessness, negligence or improper conduct on the part of the said Tenant or the Tenant's agents or employees shall be repaired as speedily as possible by the Tenant at the Tenant's own cost and expense.

80. Tenant shall pay to Landlord the rent or charge, which may, during the demised term, be assessed or imposed for the water used or consumed in or on the said premises, whether determined by meter or otherwise, as soon as and when the same may be assessed or imposed. All such rents or charges or expenses shall be paid as additional rent and shall be added to the next month's rent thereafter to become due.

81. The Tenant will not nor will the Tenant permit undertenants or other persons to do anything in said premises, or bring anything into said premises, or permit anything to be brought into said premises or to be kept therein, which will in anyway increase the rate of fire insurance on said premises, nor use the demised premises or any part thereof, nor suffer or permit their use for any business or purpose which would cause an increase in the rate of fire insurance on said building, and the Tenant agrees to pay on demand any such increase.

82. Neither Landlord nor Landlord's agents have made any representations or promises with respect to the physical condition of the building, the land upon which it is erected or the demised premises, the rents, leases, expenses of operation, or any other matter or thing affecting or related to the premises except as herein expressly set forth and no rights, easements or licenses are required by Tenant by implication or otherwise except as expressly set forth in the provisions of this Lease. Tenant has inspected the building and the demised premises and is thoroughly acquainted with their condition, and acknowledges that the taking of possession of the demised premises by Tenant shall be conclusive evidence that the said premises and the building of which the same form a part were in good and satisfactory condition at the time such possession was so taken, except as to latent defects. All understandings and agreements heretofore made between the parties hereto are merged in this contract, which alone fully and completely expresses the agreement between Landlord and Tenant and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

83. Any and all signs shall be subject to and comply with all the rules and regulations of any governing authorities having jurisdiction thereof, including the obtaining of permits or renewal of same. Said sign shall not interfere with the signs of any other Tenant in the other building. Said sign shall be installed and removed without damage to the building.


84. Tenant acknowledges that it has been informed that in the event Tenant exercises its option to renew this Lease, a real estate brokerage commission will be due from Landlord to NEWMARK OF LONG ISLAND LLC payable on a monthly basis commencing on the first day of the first month of the renewal term and on the first day of the succeeding eleven (11) months thereafter. Each monthly payment shall be in the amount of TWO THOUSAND ($2,000.00) DOLLARS. In the event Landlord fails to pay any of the monthly installments to NEWMARK OF LONG ISLAND LLC as aforesaid, then and in such event, Tenant is directed to pay the amount due NEWMARK OF LONG ISLAND LLC and is authorized to deduct same from the monthly rent due Landlord hereunder upon receipt of a written notice from NEWMARK OF LONG ISLAND LLC certifying that its monthly commission has not been paid.

85. Landlord agrees to perform the following work in the demised premises at Landlord's sole cost and expense:

a. All overgrowth of shrubs and weeds will be cut back around the building.

b. Landlord will install new carpet, replace damaged ceiling tiles, paint the walls and repair all damage resulting from leaks in the office area.

c. All exit signs and emergency light fixtures will be serviced and placed in operating order.

86. Upon execution of this lease by the Landlord and Tenant, Tenant shall be given immediate possession of the demised premises. If such possession is delivered prior to the October 1, 2003 commencement date, Tenant's occupancy of the premises shall be governed by all of the terms, covenants and conditions contained in this lease, except that Tenant shall not be required to pay rent or additional rent for any period prior to October 1, 2003.

87. Landlord agrees that upon written request, it will execute the "Landlord's Waiver", a copy of which is annexed hereto, made a part hereof and marked Exhibit A. Landlord further agrees that it will execute a similar "Landlord's Waiver" for any substitute lender designated by Tenant.

88. (A) Tenant covenants that it shall not assign this lease nor sublet the Demised Premises or any part thereof by operation of law or otherwise without the prior written consent of Landlord in each instance. Tenant may assign this lease or sublet all or a portion of the Demised Premises with Landlord's written consent, which consent will not be unreasonably withheld, provided:

     (ii) That such assignment or sublease is for a use which is in compliance with this lease and the then existing zoning regulations and the Certificate of Occupancy;

     (ii) The proposed assignee or sublessee shall be, in the reasonable opinion of the Landlord, financially responsible and of a character as is in keeping with the character and nature of the building and its tenancies and having a net worth at least equal to that of the Tenant at the time of the execution of this lease;

     (iii) That, at the time of such assignment or subletting, there is no uncured default under the terms of this lease on the Tenant's part;
     (iv) That, in the event of an assignment, the assignee shall assume in writing the performance of all of the terms and obligations of the within lease;

     (v) That a duplicate original of said assignment or sublease shall be delivered by certified mail to the Landlord at the address herein set forth within ten (10) days of the date that Tenant first advises Landlord of the name and address of the proposed subtenant or assignee, as required pursuant to subparagraph (D) hereof;

     (vi) Such assignment or subletting shall not, however, release the within Tenant or any successor tenant or any guarantor from their liability for the full and faithful performance of all of the terms and conditions of this lease;

     (vii) If this lease be assigned, or if the Demised Premises or any part thereof be underlet or occupied by anybody other than Tenant, Landlord may after default by Tenant, collect rent from the assignee, undertenant or occupant, and apply the net amount collected to the rent herein reserved; and

     (viii) That, in the event Tenant shall request Landlord's consent to a proposed assignment of this lease or proposed sublease of all or a portion of the Demised Premises, Tenant shall pay or reimburse to Landlord the reasonable attorney fees incurred by Landlord in processing such request.

     (B) Whenever Tenant shall claim under this Article or any other part of this lease that Landlord has unreasonably withheld or delayed its consent to some request of Tenant, Tenant shall have no claim for damages by reason of such alleged withholding or delay, and Tenant's sole remedy thereof shall be a right to obtain specific performance or injunction but in no event with recovery of damages.

     (C) Tenant shall not mortgage, pledge, hypothecate or otherwise encumber its interest under this lease without Landlord's prior written consent.

     (D) At least thirty (30) days prior to any proposed subletting or assignment, Tenant shall submit to Landlord a written notice of the proposed subletting or assignment, which notice shall contain or be accompanied by the following information:

          (i)   the  name  and  address  of  the proposed subtenant or assignee;

          (ii) the nature and character of the business of the proposed subtenant or assignee and its proposed use of the premises to be demised;

          (iii) the most recent three (3) years of balance sheets and profit and loss statements of the proposed subtenant or assignee or other financial information satisfactory to Landlord; and

          (iv) such shall be accompanied by a copy of the proposed sublease or assignment of lease.

89. Except as to the provisions of Paragraph 88 hereof concerning assignment or sublease, Landlord and Tenant agree that wherever in this lease either party's consent is required, such consent will not be unreasonably withheld.

90. Tenant shall have access to the parking area at all times and shall have the right, at its expense, to designate thirty-nine (39) parking spaces in the parking area for the exclusive use of Sentry, such designation may be done as to those spaces located adjacent to the premises, in such manner as Sentry desires and as to the remaining spaces, such designation shall not use poles or other structures that would impede the traffic flow in the parking area. Further, it is understood that the Landlord shall not be responsible if patrons of the business which shares the parking area use the Sentry's designated parking spots.

91. Landlord represents that (for the purposes of this paragraph shall include the Landlord's employees and agents), it has received no notices of, and has no knowledge of any contamination to the premises from any Hazardous Material.

                              G  &  J  LAKELAND  REALTY  CORP.

                              By:   /s/ Glenn Steuerman   Pres.
                                   -------------------------------
                                        Glenn Steuerman


                              SENTRY  TECHNOLOGY  CORPORATION


                              By:  /s/ Peter J. Mundy  VP-CFO
                                  --------------------------------
                                   Peter  J.  Mundy
                                   Vice  President  and
                                   Chief  Financial  Officer

     RENT  SCHEDULE
     --------------

Re:  G  &  J  Lakeland  Realty  Corp.,  Landlord
     Sentry  Technology  Corporation,  Tenant
     Premises  -  1881  Lakeland  Avenue,
     Ronkonkoma,  New  York


     During the term of this Lease Agreement, Tenant shall pay to the Landlord, in addition to all other items of rent and additional rent set forth in this Lease Agreement, the fixed minimum annual rent in accordance with the following schedule payable in equal monthly installments in advance on the first day of each month of the term of this lease.

1) ONE HUNDRED FORTY THOUSAND ($140,000.00) DOLLARS per annum payable in equal monthly installments of ELEVEN THOUSAND SIX HUNDRED SIXTY-SIX AND 67/100 ($11,666.67) DOLLARS for the period from October 1, 2003 to September 30, 2004.

2) ONE HUNDRED FORTY-FOUR THOUSAND TWO HUNDRED ($144,200.00) DOLLARS per annum payable in equal monthly installments of TWELVE THOUSAND SIXTEEN AND 67/100 ($12,016.67) DOLLARS for the period from October 1, 2004 to September 30, 2005.

3) ONE HUNDRED FORTY-EIGHT THOUSAND SIX HUNDRED ($148,600.00) DOLLARS per annum payable in equal monthly installments of TWELVE THOUSAND THREE HUNDRED EIGHTY-THREE AND 33/100 ($12,383.33) DOLLARS for the period from October 1, 2005 to September 30, 2006.

SECTION  302  CERTIFICATION:

                                                                  Exhibit  31.1

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification  of  CEO

I,  Peter  L.  Murdoch,  certify  that

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


                              /s/  PETER  L.  MURDOCH
                          -------------------------------------------------
                              Peter  L.  Murdoch
                              President  and  Chief  Executive  Officer

                              November  4,  2003

SECTION  302  CERTIFICATION:

                                                                   Exhibit  31.2

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification  of  CFO

I,  Peter  J.  Mundy,  certify  that

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              November  4,  2003

SECTION  906  CERTIFICATION:


                                                                   Exhibit  32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                           /s/  PETER  L.  MURDOCH
                          -------------------------------------------------
                               Peter  L.  Murdoch
                               President  and  Chief  Executive  Officer

                               November  4,  2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies this Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SECTION  906  CERTIFICATION:


                                                                   Exhibit  32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------
                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              November  4,  2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies this Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.