Form 10KSB
period 2003-12-31
SENTRY TECHNOLOGY CORP
filed 2004-03-16
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                                  ____________

                                   FORM 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  -__________  TO  ___________

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


                   1881  LAKELAND  AVENUE,  RONKONKOMA,  NY  11779
                   -----------------------------------------------
               (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)  (ZIP  CODE)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (631)  739-2000
                                                               ---------------


                   350 WIRELESS BOULEVARD, HAUPPAUGE, NY 11788
                   -------------------------------------------
                 (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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
Yes X  No
   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The  issuer's  revenues  for  the  latest  fiscal  year  were  $13,009,000.

At March 12, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,786,000 based upon the closing price of such securities on the OTC Bulletin Board on that date. At March 12, 2004, the Registrant had outstanding 85,755,610 shares of Common Stock.

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

Furthermore, while still profitable, sales of Knogo's Electronic Article Surveillance ("EAS") systems have continued to erode due to the attention we gave to the reengineering and marketing of SentryVision as well as competition from lower-priced, "off-the-shelf" systems and competition from larger, better-financed competitors such as Sensormatic Electronics Corporation and Checkpoint Systems Inc. In addition, due to a non-compete provision entered into by Knogo in 1994, we were not permitted to market our EAS products outside of the United States and Canada. The non-compete provision expired at the end of 1999.

We recognized that, because of our continuing operating losses and the depletion of our tangible assets to fund ongoing operations, our ability to continue to market our existing SentryVision and EAS products and to develop new products and product extensions to allow us to remain competitive would require additional investment.

On January 8, 2001, Dialoc ID Holdings, B.V. ("Dialoc ID"), formerly known as Dutch A&A Holding, B.V., acquired 23,050,452 shares of the Company's common stock for $3.0 million, $1.0 million of which was paid in January 2001, and the remaining balance was paid in equal $1.0 million installments on April 30, 2001 and August 31, 2001. Dialoc ID is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of RFID, access control and anti-theft electronic article surveillance products and accessories. Concurrent with the share purchase agreement, the Company entered into a distribution agreement with Dialoc ID allowing the Company access to new products of Dialoc ID and allowing Dialoc ID access to the Company's products for an initial period of not less than two years. As a result of the issuance of shares in settlement of past due debt obligations, Dialoc ID currently owns 49.1% of the Company's common stock outstanding.


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

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. To date, we have made significant progress under our revised business plan including the downsizing of operations, the settlement of past due trade vendors, the relocation to smaller facilities and the outsourcing of all non-essential manufacturing and assembly operations to qualified subcontractors. The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning in the second half of 2003. However, our Company has been operating in a cash flow deficit and has borrowed the maximum amounts available under our credit line. We have supplemented our cash requirements through the use of purchase order financing, at significantly higher costs than conventional borrowing. Dialoc ID is not able to provide us with additional financial support.

We continue to pursue additional debt or equity financing through our financial advisors and on February 26, 2004, Sentry signed a term sheet to raise $2,000,000 in secured convertible debt with a venture fund ("the VC Fund") managed by a multibillion-dollar North American company.

Key  terms  of  the  transaction  are  as  follows:

-     Four  year  term.
-     Interest  rate  of  8%.
-     Redeemable  at  Sentry's  option  after  18  months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of the VC Fund when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all VC Fund affiliates and expects to be a supplier of security and identification products to the affiliates of the VC Fund.
- The VC Fund will be issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
-     The  VC  Fund will be entitled to one seat on Sentry's Board of Directors.
- As a condition of the financing, Sentry will be required to acquire ID Security Systems Canada Inc. ("ID Canada") and ID Systems USA Inc., Collectively referred to as "ID Systems."

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock have approved the proposed transaction with the VC Fund and the acquisition of ID Systems, both of which are subject to customary due diligence and expected to close during the next 45 days.

In a related transaction, Dialoc ID Holdings B.V. ("Dialoc") has agreed to sell 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) and all of the stock of ID Systems, to Saburah Investments Inc. ("Saburah"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Peter L. Murdoch, President and CEO of Sentry and President of ID Systems, is the owner of Saburah. The price to be paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration is approximately $3.6 million plus the surrender of Murdoch's 15% interest in Dialoc. Saburah has also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. resulting from litigation brought by ID Canada against Checkpoint. ID Canada is appealing the reduction of the original jury award of $79.2 million. The appeal is scheduled to be heard during the last week of March.

As a condition of the VC Fund financing, Sentry has agreed to purchase ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price to be paid per Sentry share will be approximately $0.12. An opinion has been provided to a special committee of Sentry's Board of Directors by Corporate Valuation Services confirming that both the price paid for the acquisition of ID Systems and the agreed conversion price of the proposed VC Fund debt are fair from the point of view of Sentry shareholders. Although Sentry will not obtain an interest in the Checkpoint Systems litigation, Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry shares equal to approximately 4.5% of any amount received by Saburah from the Checkpoint litigation, to a maximum of $1,000,000. The price per share will be determined by market conditions if and when the call is made. This transaction represents the maximum future benefit that may flow to Sentry and ID Systems as a result of the Checkpoint lawsuit.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

- ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products Including Laserfuse radio frequency security labels and all RFID products.
- Dialoc becomes the exclusive distributor in Europe and Asia of labels manufactured by ID Systems' security label manufacturing subsidiary, Custom Security Industries Inc. ("CSI").
- CSI acquires the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.
- CSI acquires the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.
- Dialoc will continue to be a distributor for Sentry products in Europe and Asia.


ID Systems' management including Dr. Morton Roseman, President of CSI, and Peter Murdoch will invest $100,000 each to complete the proposed transaction between Saburah and Dialoc. Furst Capital Partners LLC and associates will invest $900,000 of equity in the combined transaction. Mr. Robert Furst is a long-standing member of Sentry's Board of Directors. On completion of these transactions and prior to the VC Fund conversion of the proposed $2,000,000 debt transaction, Peter Murdoch, directly or indirectly through his ownership of Saburah, will own or control 47.4% of the outstanding common stock of Sentry.

There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or that the proposed convertible debt transaction with the VC Fund or other equity financing will be available on terms that are satisfactory to Sentry, or that any such debt or equity financing will be sufficient to provide the full amount of funding necessary. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. If we are not able to raise additional debt or equity financing, we could be forced into a bankruptcy or be required to liquidate our assets. In this scenario, most likely, our secured lender would receive the bulk of any proceeds.


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

Sentry's proprietary CCTV system, called SentryVision , is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. SentryVision may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 2003, 1,401 SentryVision systems had been installed in customer locations in North America. Current customers include Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Cabellas, Fred
Meyer, Symbol Technologies, Menards, UPS, J.C. Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores, Disney Direct Marketing and Duke University. In addition, during 2003, the Company's international distributors installed 98 SentryVision systems in customer locations throughout Western and Eastern Europe, Latin America and Asia. Our international customers include ASDA Wal-Mart, Carrefour, Auchon, Cora, Castorama, B & Q, Tesco and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Sentry's customers to date, we believe SentryVision is a cost-effective solution, which can improve the operations of our customers.

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

Retailers have also integrated SentryVision with "front end" packages of conventional CCTV cameras, dedicated to monitoring the registers and allowing users to locate the traveling camera track where the maximum coverage of in-store traffic can be monitored. The SentryVision system is today generally sold in conjunction with conventional CCTV applications. Customers using the SentryVision system have reported significant reductions in theft-related inventory shrinkage.

Recently, we have introduced SmartTrack Mobile, which allows the user to view and control video images from the SmartTrack traveling CCTV system using a mobile hand held computer and wireless communication network. The SmartTrack Mobile product released in 2002, operated on a wireless Personal Digital Assist
(PDA) using Windows CE. The new version now runs on the latest, tablet style wireless computer under Windows XP and is significantly faster than the earlier PDA version. The increased speed and computing power offered by the tablet gives the user real time video viewing. Customers are no longer required to sit in front of a video console to manage the SmartTrack system.


RETAIL  MARKET  APPLICATIONS
----------------------------
- Home Centers. Video has installed 911 systems in more than 379 store locations for 9 customers in the home center segment of the retail market. Typical of our customers in this market are Lowe's Home Centers, with more than 950 stores in 45 states, and Mills Fleet Farm, a 24 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. We applied different solutions to this common problem in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

- Mass Merchandise Chains. Video has installed 222 systems for customers in this segment, including Sears, Navy Exchange and Target Stores. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

- Supermarkets. Video has installed 39 systems in 38 store locations for 9 supermarket customers. The targeted coverage in most of these installations has been the entire retail space. Supermarket chains using SentryVision include Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart.

INDUSTRIAL  MARKET  APPLICATIONS
--------------------------------
- Distribution Centers. Video also provides loss prevention surveillance for distribution centers and warehouses, and has installed 115 systems in distribution centers for 42 different retailers including Big Lots, Home Depot, Kohl's Department Stores, Target Stores, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records, Big Dog, Food Lion, the Gap, Bealls and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. So far SentryVision use in factories has been limited, but the benefits of continuous tracking of industrial operations and processes indicate future growth potential. Continued expansion of the SentryVision dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Installations include Watkins Motor Lines, Symbol Technologies, AT&T Wireless, Federal Express, UPS, Wyeth-Ayerst Labs, USF Logistics and Thompson Electronics.

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

INSTITUTIONAL  MARKET  APPLICATIONS
-----------------------------------
- Corrections and Government Institutions. SentryVision has been installed in correctional facilities in Michigan, New Mexico and Illinois, with reported safety benefits of continuous coverage in dormitory, recreation and visitation areas. SentryVision installations have also been completed in various government agencies including the Federal Reserve Bank, U.S. Postal Service, Central Intelligence Agency and U.S. Immigration Service.


CONVENTIONAL  CCTV  SYSTEMS

Conventional CCTV is cost effective in many applications and is the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, digital video recorders, VCR's, monitors, switchers, multiplexers and controllers. As all of this equipment is manufactured for Video by outside vendors, we can provide our customers with state-of-the-art equipment for specific applications at favorable costs. We believe that, while less profitable than SentryVision and traditional EAS products, the CCTV products complement our other surveillance systems and provide retailers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when a theft alarm is triggered.

While we believe that conventional CCTV and SentryVision are complementary security solutions, many companies have traditionally viewed them as competing solutions and have selected between conventional CCTV systems and SentryVision systems for their security solutions.

Remote video transmission and digital recording are continuing growth areas for Video. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and multiplexer, and eliminating the videotape. Video markets digital video recording and a remote video transmission unit developed by third-party vendors including GE Interlogix and Telewatch.

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

The school market is another CCTV segment. Successful installations were completed with reported benefits including decreased vandalism and improved safety. In schools, conventional CCTV is an extremely cost effective security option with Digital Recording and Remote Video Transmission becoming attractive options for large school districts.

Our largest single school CCTV installation was at the Norristown (PA) High School with 111 cameras, using digital recording and fiber optic cabling. It is an advanced, cost effective system with video from all cameras instantly accessible on their network.


EAS  SYSTEMS

EAS systems consist of detection devices that are triggered when articles or persons tagged with reusable tags or disposable labels, (referred to as tags), pass through the detection device. The EAS systems that Sentry manufactures are based upon three distinct technologies. One, the Radio Frequency ("Knoscape RF") System, uses medium radio frequency transmissions in the two to nine megahertz range. Second, the "Ranger " system uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Magnetic ("Knoscape MM ") system uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz. Previously, Sentry was an authorized distributor of the library security systems and related products of Minnesota Mining and Manufacturing Company ("3M"). We cancelled our distribution agreement with 3M effective December 31, 2002.

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

At December 31, 2003, the approximate number of EAS Systems sold or leased by Sentry and its predecessors exceeded 25,725.

RADIO  FREQUENCY  AND  RANGER  DETECTION  SYSTEMS

Sentry manufactures and distributes the Knoscape RF system, the principal application of which is to detect and deter shoplifting and employee theft of clothing and hard goods in retail establishments. Sentry also manufactures and distributes the Ranger system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas which ordinarily would require multiple Knoscape RF systems for adequate protection. The Knoscape RF and Ranger systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling (Silver Cloud) and mounted in or on the floor in a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF systems or installation of one or more Ranger systems, the Company's products have the ability to protect any size entrance or exit.

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


BOOKINGS

Of Sentry's bookings for the year ended December 31, 2003, approximately 52 percent were attributable to SentryVision , 30 percent to CCTV, 17 percent to EAS and 1% to Access Control. Of Sentry's bookings for the year ended December 31, 2002, approximately 32 percent were attributable to SentryVision , 45 percent to CCTV, 20 percent to EAS and 3 percent to 3M library security systems. For the year ended December 31, 2001, approximately 23 percent were attributable to SentryVision , 40 percent to CCTV, 31 percent to EAS, and 6 percent to 3M library security systems.


MAJOR  CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2003, 2002 and 2001, Lowe's Home Centers accounted for 44%, 40% and 22%, respectively, of total revenues. In 2001, Goody's Family Clothing accounted for 11% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.


PRODUCTION

SENTRYVISION  AND  CCTV  PRODUCTS
---------------------------------

Sentry's manufacturing operations continued the shift to out-sourcing in 2003. Although we are not dependent upon any particular supplier, Sentry has made an investment in material and training with selected sub-contractors to supply major portions of our SmartTrack system. Most system parts are "off-the-shelf" components, and other materials and system components are designed by Sentry and manufactured to Sentry's specifications. Some final assembly operations are conducted at the Company's facilities in Ronkonkoma, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each system component and finished assembly undergoes a quality assurance check by Sentry prior to its shipment to an installation site. All SentryVision electronic circuit board enclosures are tested and burned in for 72 hours. Upon completion, the finished product is tested and run for an additional 24 hours resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Sentry is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

EAS  PRODUCTS
-------------

Sentry produces at our facilities in Ronkonkoma, New York, or purchases through suppliers, its Knoscape RF, Ranger, Knoscape MM and KnoGlo, or their components. Production consists of final assembly operations of electronic and mechanical components that Sentry purchases from various suppliers. Independent contractors using existing molds and tooling produce plastic cases and antenna coils for the tags to Sentry's specifications. Through product redesign efforts, final assembly machines were modified to reduce production complexities. As a result, increased production run rates of this product have been realized, simultaneously increasing production quality and reducing manpower. Sentry is not dependent on any one supplier or group of suppliers of components for its systems. Our policy is to maintain our inventory at a level that is sufficient to meet projected demand for its products. We do not anticipate any difficulties in continuing to obtain suitable components for EAS products at competitive prices in sufficient quantities as and when needed.


MARKETING

We marketed our products through the direct efforts of salespersons located in select metropolitan areas across the United States and Canada, as well as through dealers/system integrators. In 2003, as part of our restructuring plan, we have reduced the number of direct salespersons to four, whose efforts are now supplemented through six in-house sales support staff and independent sales representatives. We market our products primarily through participation in trade shows and through telemarketing. In addition, these efforts are augmented through our Website which provides enhanced product and market oriented information. Internationally, we market SentryVision through large system integrators and distributors including Honeywell, Chubb, Cegelec, Intrepid and BSC.


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

Beginning in mid-1998, we began a program to market SentryVision through qualified security dealers and integrators. Much of the industrial and institutional SentryVision / CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we expected to be able to reach a far larger number of SentryVision prospects and penetrate the market more rapidly. The program has generated interest through trade advertising, direct mail and trade show participation. Domestic dealers did not generate significant SentryVision installations in industrial and institutional facilities in 2003. Prior sales were made through ADT, STG, Siemans, Mosler and Security Link.

In addition, we market SentryVision internationally using independent distributors. The agreements require the distributor to purchase a minimum dollar amount of the Company's product during the term of the agreement to retain distributor status. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2003, we have distributors in Canada, UK, France, Mexico, Belgium, Holland, Italy, Poland, Singapore, Russia, Spain, Brazil, Argentina, Hungary, Romania, Taiwan and the United Arab Emirates.

During 2003, Video placed in service 227 SentryVision systems and 2,996 CCTV cameras, as compared to 186 SentryVision systems and 4,449 CCTV cameras in 2002 and 97 SentryVision systems and 4,257 CCTV cameras in 2001.

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

During the years ended December 31, 2003 and 2002 Sentry placed in service 226 and 590 Knoscape RF, Ranger, and Knoscape MM systems.

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

The library market continues to be a substantial market for magnetic technology. In March 1996, 3M and Sentry entered into a strategic alliance to provide universal asset protection to libraries across North America. The agreement permitted Sentry to act as a distributor of all of 3M's library products and other 3M library materials flow management products and accessories to public, academic and government libraries. Under the agreement, 3M provided service and installation for all new and existing Sentry library customers throughout North America. In exchange for these agreements, we agreed not to compete against 3M for sales and service of EAS Systems in the library market until March 2004.

Sales of 3M library products declined in 2002 and 2001 due to 3M's direct sales practices in competition with Sentry making it uneconomical to sell these products. As a result, we have discontinued our distribution agreement with 3M effective December 31, 2002.


DIALOC  ID  SECURITY  PRODUCTS

We also distribute EAS systems manufactured by Dialoc ID. The 9000-P 8.2 MHz system, which is housed in slender, self-contained Plexiglas panels, provides retailers with clear lines of sight at the front end along with the durability of solid Plexiglas. The panels can be custom printed with the retailer's logo for enhanced image and trade name awareness. The system's electronics, which are built-in to the base of the Plexiglas antenna, provide detection of 8.2 MHz labels and hard tags in aisles up to six feet wide. The 9000 PL system is offered in both single and dual aisle configurations and is compatible with all existing 8.2 MHz tags and checkout accessories. The Plexiglas RF system is one of the products being brought to market by the Company as a result of a distribution agreement with Dialoc ID. In addition, through Sentry, Dialoc ID anticipates it will introduce LaserFuse, a new RF label technology, which will be compatible with, and an alternative to, the labels offered by Checkpoint Systems, Inc. In the future, we will also sell Dialoc ID products in the RFID markets. We also sell products manufactured by ID Systems including proximity access control, time and attendance and security labeling.


BACKLOG

Our backlog of orders was approximately $3.2 million at December 31, 2003, as compared to approximately $5.2 million at December 31, 2002 and approximately $6.0 million at December 31, 2001. We have noticed a trend, particularly with our major customers, of receiving fewer long-term blanket orders than in the past. We anticipate that substantially all of the backlog present as of December 31, 2003 will be delivered within 12 months.


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

The use of subcontractors supervised by Company employees proved cost effective with no sacrifice in quality. A network of qualified contractors was established. As part of our restructuring plan in 2003, we released 17 installation employees and retained only our most technically skilled employees. We intend to continue to focus on EAS, SentryVision and CCTV technical service and maintenance and continue to expand our contractor network for installation work.

This strategy has resulted in significant cost savings. In addition, we retain our reputation of technical expertise within the industry and management efforts can be focused on increased electronics training for our employees, distributors and sub-contractors.

We currently have a network of 63 Service Partners and installation contractors throughout the United States to augment service provided by Company employees. Many of these partners are factory trained and have contractual commitments to provide prompt, quality service at our direction. The field service management structure was also modified so that two of our most experienced managers will focus exclusively on quality control with our service partners.

In addition, our Call Center was reorganized. Technical support functions were transferred to our Design Center personnel and all service requests are now screened extensively via telephone. Initial results have been highly successful in lowering the number of on-site visits required to resolve service issues.

Technician headcount was reduced to 23 in 2003 as we continued to develop expertise among our service and installation partner companies. Company employees now perform only technical service and our well-established partner network performs all installations. The model remains cost-effective and allows us to scale our efforts up or down as business requires without the risk of a fixed cost structure.

Our Design Center personnel continued to screen all service requests and were able to close almost 720 calls over the telephone, avoiding costly service calls. In addition, careful screening allowed us to ship replacement parts in advance of the technician's arrival increasing our ability to complete calls in a single visit.

Customer service is a priority and we are focused on continued improvements in 2004. We anticipate that increased installation and service work can be supported by the existing headcount and infrastructure.


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

To our knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic (acquired by Tyco/ADT), Checkpoint Systems, Inc., GE Interlogix, Pelco Manufacturing, Inc., Panasonic, Inc. and Honeywell are the Company's principal competitors. Outside the U.S., we are aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B., Sensormatic and DETI in France and Moving Cameras Ltd. in the UK. Some of our competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.


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

EAS  PRODUCTS
-------------

Sentry has 21 United States and Canadian patents and one patent applications relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Sentry in its Knoscape RF, Ranger and Knoscape MM systems, (ii) various specific improvements used in the Knoscape RF, Ranger and Knoscape MM systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Sentry's EAS systems.


RESEARCH  AND  DEVELOPMENT

As of December 31, 2003, Sentry Technology Corporation had 8 full time employees engaged in research, engineering, product development and design. In addition, the Company may retain consultants to assist in specific areas related to research, engineering and product development. For the years ended December 31, 2003, 2002 and 2001, approximately $0.7 million, $0.5 million and $0.7 million, respectively, was expended on Company-sponsored research.

Continued product improvement efforts focused most engineering tasks in 2003 on adding features to the SmartTrack System and towards reducing the cost of manufactured products. Enhancements were made to the electro-mechanical, electronic, software, and optical portions of the SmartTrack System.

Mechanical reliability and extended service life was accomplished through various improvements in material and the application of new assembly techniques.

Extensive development in software during 2003 resulted in improved user interfaces, additional support for industry protocols, and allowed the use of a wider range of camera options.

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

Industry Canada, the department of the Canadian federal government that regulates and licenses the radio frequency spectrum in Canada, has brought to our attention that several hundred of the units of the earlier generation of Ranger 1 and 2 EAS devices sold to retailers in Canada do not comply with the relevant Industry Canada technical standards, and may cause interference to other users of the radio spectrum. Industry Canada has written to the customers concerned to apprise them of the situation, and to demand that the non-compliant devices be removed or replaced with compliant ones. The Company worked with Industry Canada officials and the retailers concerned to put in place a replacement program and a schedule that will satisfy both the retailers and Industry Canada. All identified retailers have subsequently upgraded to compliant EAS devices. Under the Radiocommunication Act (Canada) (the "Act") which it administers, Industry Canada has extensive powers to, among other measures, confiscate radio equipment that is non-compliant, and to initiate prosecutions for alleged violations of the regulatory provisions in the Act. However, Industry Canada's normal practice is to use cooperative approaches to problems of technical non-compliance or radio interference, and to work with the parties concerned to resolve such problems within a reasonable time frame. As a result of our continuing efforts in cooperating with Industry Canada, we believe that all remaining issues relating to the Ranger 1 and 2 problems have been resolved.


EMPLOYEES

As part of our restructuring plan, our headcount was reduced by approximately 47% on March 7, 2003. At December 31, 2003, the Company and its subsidiaries employed 64 full-time employees, of whom 15 were employed in administrative and clerical capacities, 8 in engineering, research and development, 8 in manufacturing support, 4 in sales and 29 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements.


ITEM  2.  PROPERTIES
--------------------

The Company's principal executive, sales and administrative offices, research and development and distribution facilities are located in Ronkonkoma, New York, in a 20,000 square foot facility leased by the Company.


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Although we are involved in ordinary, routine litigation incidental to our business, we are not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

During the fiscal year ended December 31, 2003, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.



                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY AND RELATED STOCKHOLDER
--------     -------------------------------------------------------------------
MATTERS
-------

(a)     Price  Range  of  Common  Stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock:

                                               High   Low
                                               -----  -----

2002
 First Quarter. . . . . . . . . . . . . . . .  $0.22  $0.12
 Second Quarter . . . . . . . . . . . . . . .   0.21   0.08
 Third Quarter. . . . . . . . . . . . . . . .   0.10   0.05
 Fourth Quarter . . . . . . . . . . . . . . .   0.07   0.01

2003
 First Quarter. . . . . . . . . . . . . . . .  $0.03  $0.01
 Second Quarter . . . . . . . . . . . . . . .   0.08   0.01
 Third Quarter. . . . . . . . . . . . . . . .   0.14   0.02
 Fourth Quarter . . . . . . . . . . . . . . .   0.21   0.09

2004
 First Quarter  . .(through March 15, 2004) .  $0.25  $0.13

The Company's Common Stock is quoted on the OTC Bulletin Board ("OTCBB") using the symbol SKVY.

(b)     Holders  of  Common  Stock.

The Common Stock began trading on the American Stock Exchange on February 13, 1997 under the symbol "SKV." Prior to such date, no public market for the Common Stock existed. As of March 12, 2004, the Company had 85,755,610 shares of Common Stock issued and outstanding, which were held by 293 holders of record and approximately 2,900 beneficial owners.

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


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
--------     -----------------------------------------------------------------
                AND  RESULTS  OF  OPERATIONS
                ----------------------------

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

Revenue Recognition -- We offer our security devices for sale or lease. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Service revenues are recognized when earned and maintenance revenues are recognized ratably over the service contract period.

Related Party Transactions -- Details of related party transactions are included in Item 12 and in Notes 2 and 13 of the Financial Statements of this Form 10-KSB.

Selected  Financial  Data
-------------------------

The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 7.





(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

Years Ended December 31,. . . . . . . . . . . . . . . . . . . . .      1999       2000      2001      2002      2003
                                                                   ---------  ---------  --------  --------  --------

SELECTED STATEMENT OF OPERATIONS DATA:
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 22,281   $ 19,865   $17,299   $14,536   $13,009
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .    14,339     11,120     8,879     7,382     5,179
Customer service expenses . . . . . . . . . . . . . . . . . . . .     5,457      4,464     4,361     4,240     3,977
Selling, general and administrative
     expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     9,169      7,576     5,773     5,119     3,575
Restructuring and impairment
    charges . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,026      2,981         -         -         -
Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . .       503          -         -         -         -
Loss before income taxes. . . . . . . . . . . . . . . . . . . . .   (11,034)    (7,821)   (2,911)   (3,356)   (1,049)

Extraordinary item - Gain on extinguishment of debt . . . . . . .         -          -         -         -       738

Cumulative effect of change in accounting principal . . . . . . .         -        301         -         -         -
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .   (11,034)    (8,122)   (2,911)   (3,356)      181
Preferred stock dividends . . . . . . . . . . . . . . . . . . . .     1,326      1,337        25         -         -

Return to common shareholders from redemption of preferred stock.         -          -    27,198         -         -
Net income (loss) available to
   common shareholders. . . . . . . . . . . . . . . . . . . . . .   (12,360)    (9,459)   24,262    (3,356)      181
Net income (loss) per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1.27)     (0.97)     0.40     (0.05)     0.00
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1.27)     (0.97)     0.39     (0.05)     0.00

As of December 31,

SELECTED BALANCE SHEET DATA:. . . . . . . . . . . . . . . . . . .      1999       2000      2001      2002      2003
                                                                   ---------  ---------  --------  --------  --------
Working capital . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,290   $  2,173   $ 2,235   $  (768)  $  (285)
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    22,007     13,845    11,561     7,992     4,093
Property, plant and equipment, net. . . . . . . . . . . . . . . .     3,934      3,324     2,962     2,563       209
Obligations under capital leases. . . . . . . . . . . . . . . . .     3,058      2,892     2,751     2,652        18
Redeemable cumulative preferred stock . . . . . . . . . . . . . .    27,843     29,180         -         -         -

Total common shareholders' equity (deficit) . . . . . . . . . . .   (16,335)   (25,794)    2,891      (451)     (125)



RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2003  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 2002

Consolidated revenues were 11% lower in the year ended December 31, 2003 than in the year ended December 31, 2002. As part of the Company's restructuring plan for 2003, we reduced the direct sales force from ten to four. The backlog of orders, which we expect to deliver within twelve months, decreased to $3.2 million at December 31, 2003 as compared to $5.2 million at December 31, 2002. We believe this is due in part to a trend, particularly from our major customers, of awarding fewer long-term blanket orders than in the past. Total revenues for the periods presented are broken out as follows:


                                     2003           2002           Change
                                     ----           ----           ------
                                       (in  thousands)
EAS                              $  1,817       $  2,530           (28%)
CCTV                                3,601          4,578           (21%)
SentryVision                        3,049          2,368            29%
3M  library  products                  45            256           (82%)
                                  -------       --------
Total  sales                        8,512          9,732           (13%)
Service, installation and other     4,497          4,804            (6%)
                                  -------          -----
Total  revenues                  $ 13,009      $  14,536           (11%)
                                 ========      =========           ====


Direct sales of EAS products were lower in 2003 as compared to 2002 as a result of lower sales to our Mexican Distributor and to smaller boutique customers. Overall sales of conventional CCTV systems in 2003 have weakened with several of our existing customers compared to the prior year while sales of our proprietary SentryVision Smart Track system continued to strengthen. We continue to see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. We terminated our distribution agreement with 3M for library products as of the end of 2002, however, the final installations were completed in first quarter of 2003. Service revenues decreased primarily as a result of lower maintenance contract renewals in 2003 than in 2002. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro against the U.S. dollar had no significant impact on revenues.

Cost of sales were 61% in 2003 compared to 76% in 2002. In the second quarter of 2003, we began to outsource all significant manufacturing operations. The decrease in the cost of sales percentage in 2003 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing. In addition, we made a concerted effort to sell inventory from stock in 2003, of which some of the inventory values had been previously written down.

Customer service expenses, as a percentage of service revenues, remained the same in 2003 as compared to 2002. Through a combination of a decrease in the number of customer service employees and increased use of outside service contractor costs, we were able to lower total net customer service costs to compensate for the lower revenue levels 2003.

Selling, general and administrative expenses were 30% lower in 2003 when compared to 2002 primarily as a result of lower payroll costs and commissions partly as a result of the headcount reduction as of March 7, 2003. We anticipate that selling, general and administrative costs will continue to decline on a comparative basis during 2004, particularly after our relocation to a smaller, less costly facility as of October 1, 2003.

Research and development costs were higher in 2003 when compared to 2002 due to a reorganization and transfer of employees into the engineering group as part of our restructuring.

Total interest and financing costs increased by $68,000 in 2003 as compared to 2002. Bank interest expense declined by $63,000 in 2003 due to lower average borrowings and lower interest rates under our revolving credit and term loan facility. Interest under capital leases decreased by $159,000 as a result of the cancellation of the sale and leaseback agreement on our former headquarters facility. However, total interest and financing costs in 2003 were higher than in 2002 because we were required to supplement our financing needs through increased use of purchase order financing with EPK Financial, which carries substantially higher financing fees than the revolving credit line. Interest under this facility was $290,000 higher in 2003 than in 2002. We expect that PO financing would be eliminated and interest costs would significantly decrease if we were successful in raising equity or debt financing in the future.

During 2003, we entered into settlements with certain vendors for past due obligations which resulted in a gain of approximately $526,000 (net of $351,000 income taxes), which represents the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. In addition, on July 9, 2003, we entered into a settlement agreement with our landlord regarding the termination of its long-term capital and operating leases for our facility in Hauppauge, New York. We recognized an extraordinary gain of $212,000 (net of $141,000 income taxes) in the third quarter of 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement.

The $492,000 income tax provision recognized on the extraordinary gains was offset by equivalent income tax benefits generated from the current year's loss from operations and the utilization of net operating loss carryforwards. Due to net operating losses, we have not provided for income taxes in 2002.

As a result of the foregoing, we had a net profit of $181,000 in the year ended December 31, 2003 as compared to a net loss of $3.4 million in the year ended
December  31,  2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. To date, we have made significant progress under our revised business plan including the following:

-     Significantly  downsized  our  operations  including  the  elimination  of approximately  55  of  117  positions  as  of  March  7,  2003.
- Negotiated a settlement with past due trade vendors which has resulted in an $877,000 gain.
- Negotiated with the previous landlord to move out of its Hauppauge corporate facility. The lease termination resulted in a $353,000 gain.
-     Relocated  our  corporate  offices  to a smaller and less costly facility.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.

On January 7, 2003, Sentry initiated its restructuring plan. Due to the size of the layoff, we were required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities were expensed as incurred. The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning in the second half of 2003.

As of December 31, 2003, we had borrowings of approximately $1.5 million with CIT, the maximum amount available under the revolving credit and term loan facility. Most of our trade vendors require cash in advance or COD payments for purchases. Therefore, we continue to supplement our borrowings under the CIT credit facility with purchase order financing through EPK Financial Corporation. During 2003, we funded $2.4 million of inventory purchases under this facility as compared to $0.6 million in 2002. As of December 31, 2003, we owed approximately $291,000 to EPK Financial.

During 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1.1 million. The notes, approximating $112,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,193,263 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, the Company realized an extraordinary gain of $877,000, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. To date, approximately 82% of past due trade debts have been settled. The first note payment due January 15, 2004 has been delayed pending the proposed funding transaction described below.

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

Dialoc ID is not able to provide us with additional financial support. We continue to pursue additional debt or equity financing through our financial advisors and on February 26, 2004, Sentry signed a term sheet to raise $2,000,000 in secured convertible debt with a venture fund ("the VC Fund") managed by a multibillion-dollar North American company.

Key  terms  of  the  transaction  are  as  follows:

-     Four  year  term.
-     Interest  rate  of  8%.
-     Redeemable  at  Sentry's  option  after  18  months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of the VC Fund when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all VC Fund affiliates and expects to be a supplier of security and identification products to the affiliates of the VC Fund.
- The VC Fund will be issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
-     The  VC  Fund will be entitled to one seat on Sentry's Board of Directors.
- As a condition of the financing, Sentry will be required to acquire ID Security Systems Canada Inc. ("ID Canada") and ID Systems USA Inc., collectively referred to as "ID Systems."

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock have approved the proposed transaction with the VC Fund and the acquisition of ID Systems, both of which are subject to customary due diligence and expected to close during the next 45 days.

In a related transaction, Dialoc ID Holdings B.V. ("Dialoc") has agreed to sell 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) and all of the stock of ID Systems, to Saburah Investments Inc. ("Saburah"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Peter L. Murdoch, President and CEO of Sentry and President of ID Systems, is the owner of Saburah. The price to be paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration is approximately $3.6 million plus the surrender of Murdoch's 15% interest in Dialoc. Saburah has also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. resulting from litigation brought by ID Canada against Checkpoint. ID Canada is appealing the reduction of the original jury award of $79.2 million. The appeal is scheduled to be heard during the last week of March.


As a condition of the VC Fund financing, Sentry has agreed to purchase ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price to be paid per Sentry share will be approximately $0.12. An opinion has been provided to a special committee of Sentry's Board of Directors by Corporate Valuation Services confirming that both the price paid for the acquisition of ID Systems and the agreed conversion price of the proposed VC Fund debt are fair from the point of view of Sentry shareholders. Although Sentry will not obtain an interest in the Checkpoint Systems litigation, Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry shares equal to approximately 4.5% of any amount received by Saburah from the Checkpoint litigation, to a maximum of $1,000,000. The price per share will be determined by market conditions if and when the call is made. This transaction represents the maximum future benefit that may flow to Sentry and ID Systems as a result of the Checkpoint lawsuit.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

- ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products Including Laserfuse radio frequency security labels and all RFID products.
- Dialoc becomes the exclusive distributor in Europe and Asia of labels manufactured by ID Systems' security label manufacturing subsidiary, Custom Security Industries Inc. ("CSI").
- CSI acquires the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.
- CSI acquires the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.
- Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

ID Systems' management including Dr. Morton Roseman, President of CSI, and Peter Murdoch will invest $100,000 each to complete the proposed transaction between Saburah and Dialoc. Furst Capital Partners LLC and associates will invest $900,000 of equity in the combined transaction. Mr. Robert Furst is a long-standing member of Sentry's Board of Directors. On completion of these transactions and prior to the VC Fund conversion of the proposed $2,000,000 debt transaction, Peter Murdoch, directly or indirectly through his ownership of Saburah, will own or control 47.4% of the outstanding common stock of Sentry.

There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or that the proposed convertible debt transaction with the VC Fund or other equity financing will be available on terms that are satisfactory to Sentry, or that any such debt or equity financing will be sufficient to provide the full amount of funding necessary. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. If we are not able to raise additional debt or equity financing, we could be forced into a bankruptcy or be required to liquidate our assets. In this scenario, most likely, our secured lender would receive the bulk of any proceeds.


The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating and capital leases as of December 31, 2003.



Contractual                        Less than     1-3       4-5     After 5
Obligations              Total      1 Year      Years     Years     Years
---------------          -----     ---------    -----     -----     -----
                                        (In Thousands)

Operating Leases        $  398      $  141      $  257      $ -       $-
Capital Leases              22           7          15        -        -
                        ------      ------      ------      ---       ---
Total                   $  420      $  148      $  272      $ -       $-
                        ======      ======      ======      ===       ===





RECENT  ACCOUNTING  PRONOUNCEMENTS

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


CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-KSB contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry's two major customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel due to its current financial condition; (vi) the risk that the borrowing availability under the new credit facility will not be adequate to meet the Company's growth requirements; and (vii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item
1.  Business-Competition."

ITEM  7.     FINANCIAL  STATEMENTS
--------     ---------------------

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                               REPORT ON AUDITS OF
                               -------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------


                                    CONTENTS
                                    --------

                                                                     Page
                                                                     ----
CONSOLIDATED  FINANCIAL  STATEMENTS:

     Independent  auditors'  report                                   24

     Balance  sheets                                                  25

     Statements  of  operations                                       26

     Statements  of  shareholders'  equity                            27

     Statements  of  cash  flows                                      28

     Notes  to  financial  statements                             29  -  43

                                     ------
                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders of Sentry Technology Corporation
Ronkonkoma,  New  York


We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Holtz  Rubenstein  &  Co.,  LLP

Melville,  New  York
February  27,  2004

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                               December 31,
                                                                                 2003       2002
                                                                        --------------  ---------
                               ASSETS
----------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $         210   $    266
  Accounts receivable, less allowance for doubtful accounts
    of $304 and $303, respectively . . . . . . . . . . . . . . . . . .          1,482      1,472
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,855      3,145
  Prepaid expenses and other current assets. . . . . . . . . . . . . .            126        237
                                                                        --------------  ---------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .          3,673      5,120
PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . . . . . .            209      2,563
PATENTS, less accumulated amortization of $260 and $338, respectively.            133        207
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             78        102
                                                                        --------------  ---------
                                                                        $       4,093   $  7,992
                                                                        ==============  =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------
Current Liabilities:
  Revolving line of credit and term loan . . . . . . . . . . . . . . .  $       1,515   $  2,067
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            566      1,807
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          1,601      1,523
  Obligations under capital leases - current portion . . . . . . . . .              5         97
  Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . .            271        394
                                                                        --------------  ---------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .          3,958      5,888

NOTES PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            247          -

OBLIGATIONS UNDER CAPITAL LEASES, noncurrent portion . . . . . . . . .             13      2,555
                                                                        --------------  ---------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,218      8,443

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value; authorized 140,000 shares,
    issued and outstanding 85,756 and 78,044 shares, respectively. . .             86         78
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .         44,658     44,521
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .        (44,749)   (44,930)
  Note receivable from shareholder . . . . . . . . . . . . . . . . . .           (120)      (120)
                                                                        --------------  ---------
Total shareholders' equity (deficit) . . . . . . . . . . . . . . . . .           (125)      (451)
                                                                        --------------  ---------
                                                                        $       4,093   $  7,992
                                                                        ==============  =========


                 See notes to consolidated financial statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Years Ended December 31,
                                                                  --------------------------
                                                                          2003      2002
                                                                        --------  --------
REVENUES:
 Sales. . . . . . . . . . . . . . . . . . . . . . . .                $     8,512   $ 9,732
 Service revenues and other . . . . . . . . . . . . .                      4,497     4,804
                                                                     -----------  --------
                                                                          13,009    14,536
                                                                     -----------  --------
COST AND EXPENSES:
 Cost of sales. . . . . . . . . . . . . . . . . . . .                      5,179     7,382
 Customer service expenses. . . . . . . . . . . . . .                      3,977     4,240
 Selling, general and administrative expenses . . . .                      3,575     5,119
 Research and development . . . . . . . . . . . . . .                        656       548
                                                                     -----------  --------
                                                                          13,387    17,289
                                                                     -----------  --------
OPERATING LOSS. . . . . . . . . . . . . . . . . . . .                       (378)   (2,753)
INTEREST AND FINANCING EXPENSE, net . . . . . . . . .                        671       603
                                                                     -----------  --------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . .                     (1,049)   (3,356)

INCOME TAX BENEFIT. . . . . . . . . . . . . . . . . .                       (492)        -
                                                                     -----------  --------
LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . .                       (557)   (3,356)

EXTRAORDINARY ITEM - Gain on extinguishment of debt,
 net of $492 income taxes . . . . . . . . . . . . . .                        738         -
                                                                     -----------  --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .                $       181   $(3,356)
                                                                     ===========  ========
BASIC INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before extraordinary item. . . . . . .                $     (0.01)  $ (0.05)
 Extraordinary item . . . . . . . . . . . . . . . . .                       0.01      0.00
                                                                     -----------  --------
 Net income (loss). . . . . . . . . . . . . . . . . .                $      0.00   $ (0.05)
                                                                     ===========  ========

WEIGHTED AVERAGE BASIC COMMON SHARES. . . . . . . . .                     84,153    72,193
                                                                     ===========  ========







                 See notes to consolidated financial statements

                                    SENTRY TECHNOLOGY CORPORATION
                                    -----------------------------
                                           AND SUBSIDIARIES
                                           ----------------
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            -----------------------------------------------
                                            (IN THOUSANDS)
                                YEARS ENDED DECEMBER 31, 2003 AND 2002
                                --------------------------------------



                                                                                                                         Total
                                                                                                          Note          Common
                                                                               Additional                 Receivable  Shareholders'
                                                         Common Stock           Paid-in      Accumulated    from         Equity
                                                      Shares        Amount      Capital        Deficit    Shareholder   (Deficit)

BALANCE, January 1, 2002 . . . . . . . . . . . . .      61,543    $      62    $    44,403   $  (41,574)  $        -   $   2,891

Net loss and comprehensive loss. . . . . . . . . .           -            -              -       (3,356)           -      (3,356)
Net proceeds from common stock issued to Dialoc ID      14,500           14              -            -            -          14
Exercise of stock options. . . . . . . . . . . . .        2001            2            118            -         (120)          -
                                                      ---------    ---------   -----------   ----------   ----------   ---------

BALANCE, December 31, 2002 . . . . . . . . . . . .      78,044           78         44,521      (44,930)        (120)       (451)

Net income and comprehensive income. . . . . . . .           -            -              -          181            -         181
Settlement of debt and lease obligations . . . . .       3,193            3            137            -            -         140
Net proceeds from common stock issued to Dialoc ID       4,517            5              -            -            -           5
Exercise of stock options. . . . . . . . . . . . .           2            -              -            -            -           -
                                                    ----------    ---------    -----------   ----------   ----------   ---------

BALANCE, December 31, 2003 . . . . . . . . . . . .      85,756    $      86    $    44,658   $  (44,749)  $     (120)  $    (125)
                                                    ==========    =========    ===========   ==========   ==========   =========









                 See notes to consolidated financial statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (IN THOUSANDS)

                                                                             Years Ended December 31,
                                                                           ---------------------------

                                                                                2003        2002
                                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   181    $ (3,356)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .      262         474
   Amortization of intangibles and other assets . . . . . . . . . . . . . . .       90          42
   Provision for bad debts. . . . . . . . . . . . . . . . . . . . . . . . . .      (16)       (226)
   Extraordinary gain on extinguishments of debt. . . . . . . . . . . . . . .   (1,230)          -
 Changes in operating assets and liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        6       1,467
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,290       1,595
   Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .      118         142
   Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .       65         313
   Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (123)         91
                                                                               --------    --------
 Net cash provided by operating activities. . . . . . . . . . . . . . . . . .      643         542
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment. . . . . . . . . . . . . . . . . .      (81)        (41)
 Intangibles. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16)        (15)
                                                                               --------    --------
 Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .      (97)        (56)
                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments on the revolving line of credit . . . . . . . . . . . . . . . .   (1,339)       (566)
 Proceeds of term loan. . . . . . . . . . . . . . . . . . . . . . . . . . . .      845         100
 Repayment of term loan . . . . . . . . . . . . . . . . . . . . . . . . . . .      (58)        (67)
 Repayment of obligations under capital leases. . . . . . . . . . . . . . . .      (55)       (124)
 Proceeds of sale of stock, net . . . . . . . . . . . . . . . . . . . . . . .        5          14
                                                                               --------    --------
 Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .     (602)       (643)
                                                                               --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .      (56)       (157)
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . . . . . . . . . . .      266         423
                                                                               --------    --------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . . . . . . . . . . .  $   210     $   266
                                                                               ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   676     $   633
                                                                               ========    ========

 Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -     $     -
                                                                               ========    ========

During 2003 the Company issued 3,193,263 shares of its common stock, with a value approximating $138,000, to certain vendors and its former landlord in connection with the settlement of certain obligations.




                      See notes to consolidated statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------



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


2.     INVESTMENT  BY  DIALOC  ID:
       --------------------------

          On January 8, 2001, Dialoc ID, formerly known as Dutch A&A Holding, B.V., acquired 23,050,452 shares of Sentry common stock for $3 million. Dialoc ID is a Netherlands company which, through its subsidiaries, is in the business of development, manufacture, sale and distribution of various kinds of identification, access control and anti-theft electronic article surveillance systems and accessories. Concurrent with the share purchase agreement, the Company entered into a distribution agreement with Dialoc ID allowing the Company access to new products of Dialoc ID and allowing Dialoc ID access to the Company's products for an initial period of not less than two years.

          As of January 8, 2001, Dialoc ID owned 37.5% of the Company's outstanding common stock. Under the share purchase agreement, at any time prior to January 8, 2002, Dialoc ID had the right to increase its ownership of the Company's common stock to a total of 51% of the shares of common stock then outstanding. If the average market value of the Company's common stock, measured over any 10-day trading period during the one year period following January 8, 2001, was at least $15.0 million, the purchase price for the additional shares shall be determined by multiplying the actual number of shares to be purchased by $.001. In November 2001, this market capitalization threshold was met. At that time, the Board of Directors agreed to extend Dialoc ID's purchase right until January 8, 2003 in exchange for an extension of the distribution agreement for one year. On May 14, 2002, Dialoc ID exercised its right to purchase 14,500,000 additional common shares at a price of $.001 per share. On January 7, 2003, they brought their ownership to 51% through the exercise of 4,516,475 additional shares of newly issued common stock at an exercise price of $0.001 per share. As of December 31, 2003, Dialoc ID owned 42,066,927 shares. As a result of the issuance of shares in settlement of past due debt obligations, Dialoc ID currently owns 49.1% of the Company's common stock outstanding.

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


3.     SIGNIFICANT  ACCOUNTING  POLICIES:
       ---------------------------------

     a.     Business
            --------

          The Company is engaged in the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and employee theft and by commercial, manufacturing and governmental customers to protect people and assets.


     b.     Principles  of  consolidation
            -----------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     c.     Revenue  recognition
            --------------------

          The Company offers its security devices for sale or lease. For the years ended December 31, 2003 and 2002, leases of security devices were not material.

          The Company recognizes revenue when installation is complete or other post-shipment obligations have been satisfied.

          Service revenues are recognized when earned and maintenance revenues are recognized ratably over the service contract period.

          Included in accounts receivable at December 31, 2003 and 2002 are unbilled accounts receivable of $41,000 and $21,000, respectively.

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

     i.     Patents
            -------

          Cost and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding 17 years, on a straight-line basis. Estimated annual amortization expense for the next five succeeding fiscal years will range from $15,000 to $20,000.

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

     k.     Fair  value  of  financial  instruments
            ---------------------------------------

          It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, revolving line of credit, accounts payable and obligations under capital leases) approximate their fair value at December 31, 2003 and 2002 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

     l.     Deferred  income
            ----------------

          Deferred income consists of rentals related to operating leases and maintenance contracts billed or paid in advance.

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

          SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No options were granted in 2003 or 2002. The weighted average fair value of the options granted for the year ended December 31, 2001 is estimated at $0.05, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 147% in 2001; risk free interest rates, 4.8% in 2001, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:


                                             2003           2002
                                         -----------     ----------
                                    (In Thousands, Except Per Share Amounts)
          Net income (loss):
            As reported. . . . . . . .   $    181        $   (3,356)
            Pro forma. . . . . . . . .        107            (3,554)

          Net income (loss) per share:
            As reported. . . . . . . .   $      -        $    (0.05)
            Pro forma. . . . . . . . .   $      -        $    (0.05)



     o.     Foreign  currency  translation
            ------------------------------

          The functional currency of the Company's foreign entity is the U.S. dollar. Unrealized foreign exchange transaction gains (losses) are included in selling, general and administrative expenses and amounted to approximately $12,000 and ($16,000) for the years ended December 31, 2003 and 2002, respectively.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements.


4.     FINANCIAL  CONDITION  AND  LIQUIDITY:
       ------------------------------------

     The Company has incurred reduced revenue levels, decreased financial position and recurring operating losses over the past several years. As a result, the Board of Directors approved a restructuring plan for 2003 to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. Our progress under the revised business plan is as follows:

- Significantly downsized our operations including the elimination of approximately 55 of 117 positions as of March 7, 2003.
- Negotiated a settlement with past due trade vendors which has resulted in an $877,000 gain.
- Negotiated with the previous landlord to move out of its Hauppauge corporate facility. The lease termination has resulted in a gain of $353,000.
-     Relocated  its  corporate  offices  to a smaller and less costly facility.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.

          On January 7, 2003, Sentry initiated its restructuring plan. Due to the size of the layoff, Sentry was required to give the terminated employees a 60-day notice period. The costs associated with these restructuring activities are being expensed as they are incurred. The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning in the second half of 2003.

     In October 2002, the Company entered into a purchase order financing facility with EPK Financial Corporation ("EPK"). Funding entails EPK providing funds directly to vendors to allow the Company to secure the inventory needed to fulfill customer orders. Sentry's costs for each financing transaction will be equal to 2.75% of Sentry's selling price, plus 1.85% on the maximum outstanding funded amount each ten calendar days or portion thereof, until EPK is paid in full, plus expenses. In connection with this facility, an Intercreditor Agreement was entered into between EPK, the CIT Group/Business Credit, Inc. ("CIT"), with whom the Company has a revolving line of credit (see Note 9), and Sentry. Under this agreement, CIT subordinated its rights and interests in the collateral related to each transaction to EPK. Currently, under the terms of the Intercreditors Agreement, the maximum amount subordinated to EPK at any time is limited to $650,000. Sentry uses the funds provided by EPK to fund vendor purchases to complete orders currently in backlog. At December 31, 2003, the amount owed to EPK was approximately $291,000.

     Dialoc ID is not able to provide us with additional financial support. We continue to pursue additional debt or equity financing through our financial advisors and on February 26, 2004, Sentry signed a term sheet to raise $2,000,000 in secured convertible debt with a venture fund ("the VC Fund") managed by a multibillion-dollar North American company.

Key  terms  of  the  transaction  are  as  follows:

-     Four  year  term.
-     Interest  rate  of  8%.
-     Redeemable  at  Sentry's  option  after  18  months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of the VC Fund when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all VC Fund affiliates and expects to be a supplier of security and identification products to the affiliates of the VC Fund.
- The VC Fund will be issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
-     The  VC  Fund will be entitled to one seat on Sentry's Board of Directors.

     As a condition of the financing, Sentry will be required to acquire ID Security Systems Canada Inc. ("ID Canada") and ID Systems USA Inc., collectively referred to as "ID Systems."

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock have approved the proposed transaction with the VC Fund and the acquisition of ID Systems, both of which are subject to customary due diligence and expected to close during the next 45 days.

In a related transaction, Dialoc ID Holdings B.V. ("Dialoc") has agreed to sell 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) and all of the stock of ID Systems, to Saburah Investments Inc. ("Saburah"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Peter L. Murdoch, President and CEO of Sentry and President of ID Systems, is the owner of Saburah. The price to be paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration is approximately $3.6 million plus the surrender of Murdoch's 15% interest in Dialoc. Saburah has also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. resulting from litigation brought by ID Canada against Checkpoint. ID Canada is appealing the reduction of the original jury award of $79.2 million. The appeal is scheduled to be heard during the last week of March.

As a condition of the VC Fund financing, Sentry has agreed to purchase ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price to be paid per Sentry share will be approximately $0.12. An opinion has been provided to a special committee of Sentry's Board of Directors by Corporate Valuation Services confirming that both the price paid for the acquisition of ID Systems and the agreed conversion price of the proposed VC Fund debt are fair from the point of view of Sentry shareholders. Although Sentry will not obtain an interest in the Checkpoint Systems litigation, Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry shares equal to approximately 4.5% of any amount received by Saburah from the Checkpoint litigation, to a maximum of $1,000,000. The price per share will be determined by market conditions if and when the call is made. This transaction represents the maximum future benefit that may flow to Sentry and ID Systems as a result of the Checkpoint lawsuit.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

- ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products including Laserfuse radio frequency security labels and all RFID products.
- Dialoc becomes the exclusive distributor in Europe and Asia of labels manufactured by ID Systems' security label manufacturing subsidiary, Custom Security Industries Inc. ("CSI").
- CSI acquires the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.
- CSI acquires the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.
- Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

ID Systems' management including Dr. Morton Roseman, President of CSI, and Peter Murdoch will invest $100,000 each to complete the proposed transaction between Saburah and Dialoc. Furst Capital Partners LLC and associates will invest $900,000 of equity in the combined transaction. Mr. Robert Furst is a long-standing member of Sentry's Board of Directors. On completion of these transactions and prior to the VC Fund conversion of the proposed $2,000,000 debt transaction, Peter Murdoch, directly or indirectly through his ownership of Saburah, will own or control 47.4% of the outstanding common stock of Sentry.

There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or that proposed convertible debt transaction with the VC Fund or other equity financing will be available on terms that are satisfactory to Sentry, or that any such debt or equity financing will be sufficient to provide the full amount of funding necessary. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations, and the extent thereof, (ii) the ability to raise additional capital or obtain additional financing, and (iii) economic conditions. Sentry will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. If we are not able to raise additional debt or equity financing, we could be forced into a bankruptcy or be required to liquidate our assets. In this scenario, most likely, our secured lender would receive the bulk of any proceeds.


5.     EXTRAORDINARY  ITEM  -  GAIN  ON  THE  EXTINGUISHMENT  OF  DEBT:
       ---------------------------------------------------------------

     During 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1,092,000. The notes, approximating $112,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,193,263 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, the Company realized an extraordinary gain of $877,000, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. The first payment due on the notes as of January 15, 2004 has been delayed due to the pending transaction with the VC Fund.

     On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its facility in Hauppauge, New York. Under terms of the settlement, Sentry was released from its current and future liabilities under the leases in exchange for a $250,000, 8% note, payable in 36 equal monthly installments of $7,834, including interest, commencing November 1, 2003. The note also obligates Sentry to prepay an amount of $100,000 against the note in the event of an equity financing, as defined. In addition, Sentry issued the landlord 1,000,000 shares of common stock, for which the fair value of the stock ($33,000) was determined using the closing price as of July 9, 2003. Sentry was also obligated to pay rent of $16,000 per month until it vacated the premises on September 30, 2003. The Company recognized a gain of $353,000 in the third quarter of 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement.

     As of October 1, 2003, Sentry moved its corporate offices and distribution center to a 20,000 square foot facility in Ronkonkoma, New York. The Company entered into a three-year lease with annual rents of $140,000, $144,200 and $148,600, respectively.

The $492,000 income tax provision recognized in 2003 on the extraordinary gains was offset by an equivalent income tax benefit generated from the current periods' loss from operations and the utilization of net operating loss carryforwards.



6.     INVENTORIES
       -----------

     Inventories  consist  of  the  following:

                                                 December 31,
                                              2003           2002
                                            --------       --------
                                                 (In Thousands)
                                                -----------------
Raw materials. . .                          $   449        $   513
Work-in-process. .                              283            618
Finished goods . .                            1,123          2,014
                                            --------       --------
                                            $ 1,855        $ 3,145





          The components of inventory shown are net of reserves for excess and obsolete inventory totaling $2,148,000 and $3,610,000 as of December 31, 2003 and 2002, respectively.


7.     PROPERTY,  PLANT  AND  EQUIPMENT:
       --------------------------------

     Property, plant and equipment are stated at cost and are summarized as follows:

                                           Estimated
                                           Useful
                                           Lives               December 31,
                                           (Years)          2003       2002
                                           ----------    ---------   --------
                                                            (In Thousands)
                                                         --------------------

Building. . . . . . . . . . . . . . . . .          20    $     -     $ 3,033
Machinery and equipment . . . . . . . . .      3 - 10        826       2,076
Furniture, fixtures and office equipment.      3 - 10      2,148       3,700
Leasehold improvements. . . . . . . . . .      3 - 10         66         312
                                                           3,040       9,121
                                                         --------   ---------
Less allowance for depreciation . . . . .                  2,831       6,558
                                                         --------   ---------
                                                         $   209    $  2,563
                                                         =======    =========

          The reduction in values of the building and leasehold improvements is related to the termination of the capital lease of the Hauppauge facility. Depreciation expense on property, plant and equipment in 2003 and 2002 totaled $261,000 and $466,000, respectively.


8.     ACCRUED  LIABILITIES:
       --------------------

     Accrued  liabilities  consist  of  the  following:

                                                                 December 31,

                                                                2003     2002
                                                               ------   ------
                                                                (In Thousands)
                                                               ---------------
Accrued salaries, employee benefits and payroll taxes.         $  417  $  522
Purchase order financing . . . . . . . . . . . . . . .            291       7
Accrued warranty . . . . . . . . . . . . . . . . . . .            227     268
Other accrued liabilities. . . . . . . . . . . . . . .            666     726
                                                               ------  -------
                                                               $1,601  $1,523
                                                               ======  =======


9.     REVOLVING  LINE  OF  CREDIT:
       ---------------------------

          On March 22, 2002, the Company entered into a three-year revolving line of credit and term loan with CIT for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (4% at December 31, 2003), plus 2% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of the Company's assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, the Company entered into a $100,000 term loan with CIT. The principal was repaid to CIT in twelve equal monthly installments of $8,333, which began May 1, 2002 and was paid in full on April 1, 2003. Interest on the term note was at the JPMorgan Chase Bank prime plus 2.25%.

          During 2003, CIT also provided the Company with an additional $300,000 over-advance facility. On December 8, 2003, the Company entered into a Forbearance Agreement with CIT through December 8, 2004. CIT agreed to forbear from (i) establishing additional availability reserves related to the inventory advance percentage and (ii) demanding immediate payment of the overadvance. To induce CIT not to take the forbearance actions, it was mutually agreed that the maximum borrowings would be reduced from $8 million to $3 million and would exclude eligible inventory from the borrowing base; the existing eligible inventory loan of $845,000 would be converted into a term loan with payments of $25,000 due in December 2003 and $10,000 per month thereafter; certain limitations on eligible accounts receivable from a major customer would be established and certain financial covenants would be established after June 2004. The Company had borrowings on the line of credit totaling $690,000 and $2,034,000 as of December 31, 2003 and 2002, respectively. The balance on the term loan was $825,000 at December 31, 2003.


10.     OBLIGATIONS  UNDER  CAPITAL  AND  OPERATING  LEASES:
        ---------------------------------------------------

          In December 1996, the Company completed a sale-leaseback transaction on the Company's former corporate headquarters in Hauppauge, New York. The Company received net proceeds of approximately $4.5 million, which approximated the carrying amount of the land and building. The lease covered a period of 20 years with quarterly payments of $145,000. Because the fair market value of the land on which the principal premises is built was greater than 25 percent of the total fair value of the leased premises at the inception of the lease, the land and building had been considered separately for the purposes of applying the criteria of SFAS No. 13, Accounting for Leases. The land portion of the lease had been classified as an operating lease. Rent expense for 2003 and 2002 was $103,000 and $173,000 per year, respectively.

          The building portion of the lease had been classified as a capital lease.

          As a result of the sale-leaseback transaction, a capitalized lease asset and obligation in the amount of $3,033,000 was recorded at the inception of the lease. The building was being amortized on a straight-line basis over the 20-year lease term. The capitalized lease obligation was being amortized under the interest method over the 20-year lease period, utilizing an imputed interest rate of approximately 11%. In July 2003, the Company negotiated a termination of the capital lease with its landlord.

          The Company had entered into sublease agreements with two parties for portions of its former corporate facility. Rental income under these agreements, included in selling, general and administrative expenses, approximated $217,000 and $370,000 in 2003 and 2002, respectively. As part of its settlement with the Hauppauge landlord, sublease income ended as of June 2003.


11.     COMMON  SHAREHOLDERS'  EQUITY:
        -----------------------------

     a.     Earnings  Per  Share  ("EPS")
            -----------------------------

          Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. Since the Company had a loss before extraordinary item for both periods presented, the effect of common stock options and warrants was antidilutive.


     b.     Stock  options
            --------------

          In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan initially provided for grants up to 2,250,000 options to purchase the Company's common stock. Under the antidilution provisions of the 1997 Plan, the shares available for grant were increased by 1,719,365 shares, as a result of the preferred stock redemption in January 2001. In March 2001, the Board of Directors approved an additional increase of 3,600,000 shares available for grant pending ratification by Sentry's shareholders. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. However, the Dialoc ID investment constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to January 8, 2001. All outstanding stock options were issued at not less than the fair value of the related common stock at the date of grant. At December 31, 2003, 7,055,738 common shares were reserved for issuance in connection with the exercise of stock options.

          In January 2001, the Company issued 2,000,000 non-qualified stock options to Mr. Murdoch, its Chief Executive Officer, at the price of $0.06 per share, which was the fair value on the date of the grant. On March 27, 2002, Mr. Murdoch exercised the option through the issuance of a promissory note in the amount of $120,000. The principal of the note is secured by the option shares and is repayable no later than January 8, 2006. Mr. Murdoch will not have any personal liability for the principal of the note if the value of the option shares is not sufficient to repay the note. The note bears interest at prime (currently 4%) less .75%. The note has been reflected as a reduction of shareholders' equity on the consolidated balance sheet.

          Stock option transactions for the years ended December 31, 2003 and 2002 are as follows:

                            Weighted     Average
                            Number       Exercise
                            of Shares    Price

Balance, January 1, 2002 .   5,821,480   $    0.49

Granted. . . . . . . . . .           -           -
Exercised. . . . . . . . .  (2,001,000)       0.06
Canceled . . . . . . . . .    (479,188)       0.87
Balance, December 31, 2002   3,341,292        0.69
                            -----------  ---------

Granted. . . . . . . . . .           -           -
Exercised. . . . . . . . .      (2,000)       0.05
Canceled . . . . . . . . .  (1,757,368)       0.79

Balance, December 31, 2003   1,581,924   $    0.57


     Significant option groups outstanding at December 31, 2003 and related option price and life information were as follows:


                                             Weighted
                                             Average
                                             Remaining
   Range of                    Number       Contractual       Number
Exercise Price.              Outstanding       Life         Exercisable
---------------              -----------    -----------     -----------

0.05 - 0.09                    707,500         6.91            493,000
0.31 - 0.62                    451,924         2.21            451,924
1.05 - 3.00                    422,500         2.62            422,500
                            ------------     -------        ------------
                             1,581,924         4.42          1,367,424
                            ============     =======        ============


          At December 31, 2003, options to purchase an aggregate of 1,367,424 common shares were vested and currently exercisable at a weighted average exercise price of $0.66 and an additional 214,500 options vest at dates extending through the year 2006, expiring through 2011. At December 31, 2003, options for 5,473,814 common shares were available for future grants.

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

     c.     Warrants
            --------

          In 1999 the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.13 to its former landlord. Such warrants were cancelled in July 2003 as a result of the lease termination.


12.     INCOME  TAXES:
        -------------

          The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:
                                                2003            2002
                                                ----            ----
                                                   (In Thousands)
                                                   --------------

Expected  tax  benefit  at  34%               $ (357)        $  (1,141)
Add:
 Nondeductible  expenses                          16                26
 U.S.  losses  producing  no  tax  benefit         -             1,115
 Use  of  net operating loss carry forwards
   to offset  tax on extraordinary item         (151)                -
                                              --------       ----------
                                              $ (492)        $       -


          As of December 31, 2003, the Company had net operating loss carryforwards of approximately $32 million, which expire through the year 2023. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.

          Significant components of deferred tax assets at December 31, 2003 and 2002 are comprised of:

                                                 Deferred Tax Assets
                                                 2003            2002
                                                 ---------------------
                                                    (In Thousands)
                                                    --------------
Assets:
 Accounts  receivable                          $   121          $  121
 Inventories                                       859           1,569
 Accrued  liabilities                               91             107
 Property,  plant  and  equipment                  221             181
 Net  operating  loss  carryforwards            12,875          11,993
                                               --------        --------
 Gross  deferred  tax  assets                   14,167          13,971
 Less  valuation  allowance                     14,167          13,971
                                               --------        --------
 Net  deferred  tax  asset                     $    -          $  -
                                               ========        ========


          The increase in the valuation allowance for the years ended December 31, 2003 and 2002 was primarily attributable to the increase in net operating loss carryforwards. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such asset will not be realized in the foreseeable future.


13.     RELATED  PARTY  TRANSACTIONS:
        ----------------------------

          As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dialoc ID received an annual management fee for product marketing and product engineering management from Sentry in the amount of $50,000 in 2002. Also, Peter Murdoch, a shareholder of Dialoc ID through a trust, receives an annual salary of $50,000 in the capacity of President of Sentry. Purchases from Dialoc ID were $173,000 and $140,000 in 2003 and 2002, respectively. Services and sales to Dialoc ID were $67,000 and $79,000 in 2003 and 2002, respectively. The net amount payable to Dialoc ID as of December 31, 2003 was $129,000.




14.     COMMITMENTS  AND  CONTINGENCIES:
        -------------------------------

     a.     401(k)  Plan
            ------------

          In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company may elect to contribute a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the Plan. The Company contributed approximately $48,000 to the Plan for the year ended December 31, 2002. No Company contribution was made in 2003.

     b.     Employment  agreements
            ----------------------

          The Company and several key executives entered into employment agreements with remaining terms of one year for which the Company will have a minimum commitment of $339,000.

     c.     Litigation
            ----------

          The Company is a party to litigation matters and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows.


15.     MAJOR  CUSTOMERS  AND  CREDIT  CONCENTRATIONS:
        ---------------------------------------------

          The Company grants credit to customers who are principally in the retail industry and libraries. During 2003 and 2002, revenues from a single customer represented approximately 44% and 40% of total revenues, respectively. No other customer accounted for more than 10% of total revenues for fiscal 2003 and 2002.

16.     REVENUE  BY  PRODUCT  LINE:
        --------------------------

     Revenues  by  product  line  are  as  follows:

                                         2003          2002
                                         ----          ----
                                           (In Thousands)
                                           --------------

EAS                                   $  1,817       $  2,530
CCTV                                     3,601          4,578
Sentry  Vision                           3,049          2,368
3  M  library  products                     45            256
Service  revenues  and  other            4,497          4,804
                                      ---------      ---------
Total  revenues                       $ 13,009       $ 14,536


ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

     PART  III
     ---------


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------     ---------------------------------------------------------

DIRECTORS

The following sets forth information regarding the persons serving as Directors of Sentry:

PETER L. MURDOCH, age 50, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. He is also the President of ID Security Systems Canada Inc. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He has been Managing Director of ID Security Systems Canada, Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the next Annual Meeting.

WILLEM ANGEL, age 71, has been a Director of Sentry Technology since January 8, 2001. Mr. Angel was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Angel is Chairman & C.E.O. of Dialoc ID and has a long history in the EAS and identification business dating to the start of ID Engineering in 1970. In 1977 he co-founded ID Engineering Europe creating an EAS manufacturing and sales organization serving Western Europe. In 1987, his company expanded into Canada, opening ID Security Systems Canada Inc, leading to the creation of Dialoc ID in 1989 and the Dialoc International in 1991 which manufactures and markets EAS, Access Control, and RFID products to dealers and distributors worldwide. Mr. Angel's term as a Director expires at the next Annual Meeting.

COR S.A. DE NOOD, age 59, has been a Director of Sentry Technology since January 8, 2001. Mr. De Nood is the Vice President and Chief Technical Officer of Dialoc ID. In 1977, he co-founded the ID Engineering Europe, Dialoc ID in 1989 and Dialoc International B.V. in 1991. As co-founder of ID Engineering, Cor de Nood has more than 30 years of experience developing, designing, and manufacturing EAS and identification systems. In his capacity as Chief Technical Officer of Dialoc ID, Mr. De Nood has developed key ongoing relationships with Philips Electronics, TNO (the Dutch research council) and the University of Eindhoven which greatly assist his companies in developing products and pursuing fundamental research projects. Mr. De Nood's term as a Director expires at the next Annual Meeting.

ROBERT D. FURST, JR., age 51, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also a founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst is a continuing director on the Board of Directors after the completion of the Dialoc ID Investment. Mr. Furst's term as a Director expires at the next Annual Meeting.

JONATHAN G. GRANOFF, age 53, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the next Annual Meeting.

EXECUTIVE  OFFICERS

The following sets forth information regarding the persons serving as executive officers of the Company:


 NAME                  AGE    OFFICE
 ----                  ---    ------
Peter  L.  Murdoch     50     Our President and Chief Executive Officer since
                              January  8,  2001.  He is also President of ID
                              Security Systems Canada, Inc. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology
                              -based products. He was Managing Director of ID
                              Security Systems Canada, Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems
                              Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business
                              Systems. He is an economics graduate from the University of Western Ontario.



Peter  J.  Mundy       47     Our  Vice  President-Finance  and  Chief Financial
                              Officer. Mr. Mundy also serves as our Secretary and Treasurer. Mr. Mundy was Vice President -
                              Finance, Chief Financial Officer, Secretary and
                              Treasurer of Knogo North America Inc. from
                              December 1994. Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice President - Corporate Controller from May
                              1994  and,  prior  to such time, Corporate
                              Controller and Controller since 1982. Mr. Mundy is a Certified Public Accountant.



SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten-percent Stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports they file.

Based solely on a review of the copies of reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.

------
Item  10.      Executive  Compensation.
--------       -----------------------

SUMMARY  COMPENSATION  TABLE

The following table summarizes the compensation for our fiscal years ended December 31, 2003 of our Chief Executive Officer and Chief Financial Officer:




                                                                                   LONG-TERM           ALL OTHER
                                                ANNUAL   COMPENSATION             COMPENSATION       COMPENSATION (1)
                                               ----------------------             -------------      ----------------

                                                                                   SECURITIES
NAME AND                                                                           UNDERLYING
PRINCIPAL POSITION. . . . . . . . . . . . . .  YEAR     SALARY    BONUS            OPTIONS (#)
---------------------------------------------  ----     ------    -----            -----------


Peter L. Murdoch                               2003     $ 50,000       -                     -                -
President and CEO                              2002       87,500(2)    -                     -                -
                                               2001      150,000                     2,000,000                -


Peter J. Mundy,                                2003       131,160      -                     -           $    -
Vice President - CFO,                          2002       131,160      -                     -              1,967
Secretary and Treasurer                        2001       131,160      -                     -              2,492

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


OPTIONS  GRANTED  IN  LAST  FISCAL  YEAR

No  options  were  granted  during  fiscal  year  2003.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2003 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2003, both exercisable (E) and unexercisable (U), and the value of such options as of that date.

                                                 NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                      OPTIONS                 THE MONEY OPTIONS AT
                    SHARES                          AT YEAR-END(#)                YEAR END($)
                   ACQUIRED ON       VALUE           EXERCISABLE/                 EXERCISABLE/
NAME               EXERCISE (#)   REALIZED ($)      UNEXERCISABLE                 UNEXERCISABLE
-----------------  -------------  -------------  ---------------------      -----------------------
Peter L. Murdoch         -             -           E             -             E                 -
                         -             -           U             -             U                 -

Peter J. Mundy           -             -           E          669,218          E              $10,500
                                                   U             -             U                 -




_______________

COMPENSATION  OF  DIRECTORS

Directors who are also our full-time employees receive no additional compensation for their services as Directors. In response to Sentry's financial condition, the Directors agreed to waive their annual retainer for 2003.

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

EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS; CHANGE OF CONTROL ARRANGEMENTS

The Board set Peter L. Murdoch's compensation, in the capacity of President, at an annual salary of $150,000 per year for 2001 and 2002 and $50,000 for 2003. For 2004, the amount has been set at $50,000.

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

Currently, Mr. Mundy is compensated pursuant to a written employment agreement providing for his base salary. This agreement provides for annual salary increases intended to maintain his base salary against increases in the cost of living as measured by the United States Department of Labor. Mr. Mundy has waived these increases for the years 2002, 2003 and 2004. The employment agreement for Mr. Mundy renews automatically on January 8 for one-year terms. His annual salary is presently $131,160.

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

The Board of Directors endorses the view that the value of compensation paid to our executive officers, and the Chief Executive Officer in particular, should be closely linked to increases in the value of our common stock. Accordingly, our Board supports option awards under our 1997 Stock Incentive Plan and participation by executive officers in the Retirement Savings 401(k) Plan, which includes our common stock fund among its investment holdings. A substantial portion of the total compensation of the executive officers, including the Chief Executive Officer, is dependent on increases in the value of our common stock.

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

CODE  OF  ETHICS

We have adopted a written Code of Ethics that applies to all of our directors, officers and employees. A copy of our Code of Ethics is available on our website at www.sentrytechnology.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website at www.sentrytechnology.com promptly following the date of such amendment or waiver.

                               [GRAPHIC  OMITED]


SENTRY TECHNOLOGY CORPORATION
STOCK PERFORMANCE DATA
(APPEARS AS A LINE GRAPH)
12/31/99 TO 12/31/03

                                          12/31/99    12/31/00    12/31/01    12/31/02   12/31/03
Sentry Technology Corporation. . . . .  $      100  $       67  $      160  $       21  $     144
S&P 600 Small Cap Index. . . . . . . .  $      100  $      111  $      117  $       99  $     137
S&P Elec. Equip. Index . . . . . . . .  $      100  $       83  $       42  $       20  $      35


ITEM  11.SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
------------------------------------------------------------------------------

The following table sets forth the beneficial ownership of our common stock at March 3, 2004, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and (iv) all Directors and executive officers as a group. On March 28, 2004, 85,755,610 shares of common stock were outstanding.


                                                                    SHARES OF     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERS. . . . . . . . . . . . . . .  COMMON STOCK  OF CLASS(1)
------------------------------------------------------------------  ------------  -------------

Dialoc ID Holdings B.V.
Daltonstraat 42-44
3846 BX Harderwijk
The Netherlands                                                      42,066,927          49.1%


William A. Perlmuth
c/o Stroock & Stroock & Lavan LLP
180 Maiden Lane
New York, NY  10038                                                   6,096,049 (2)       7.1%






                                                                      SHARES OF       PERCENT
DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . . . . . . . . .  COMMON STOCK    OF CLASS(1)
------------------------------------------------------------------  ------------  -------------
Peter L. Murdoch(5)                                                   2,101,500          2.5%
Peter J. Mundy                                                          865,185 (3)      1.0%
Willem Angel(5)                                                          60,000 (4)        *
Cor S. A. De Nood(5)                                                     30,000 (4)        *
Jonathan G. Granoff                                                      90,000 (4)        *
Robert D. Furst, Jr.                                                  1,737,756 (6)      2.0%
All Sentry Directors and executive officers as a group (6 persons)    4,884,441 (7)      5.6%

__________________________
* Less  than  one  percent

(1) Based on 85,755,610 shares of common stock outstanding as of March 3, 2004. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock that could be purchased by the indicated person within 60 days upon the exercise of stock options.

(2) Consists of (a) 5,199,499 shares of common stock held by Mr. Perlmuth as Trustee of the Trust U/W/O of Arthur J. Minasy, (b) 873,513 shares of Common stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy's adult children, and (c) 23,037 shares of common stock beneficially owned by Mr. Perlmuth. Mr. Perlmuth resigned his position as a member of the Board of Directors on June 18, 2002.

(3) Includes 669,218 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

(4) Includes 30,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.

(5)  Excludes  shares  of  Common  Stock  owned by Dialoc ID of which Messrs.
     Murdoch,  Angel  and  DeNood  are  shareholders.

(6) Includes 354,000 shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.

(7) Includes 1,113,218 shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------     --------------------------------------------------

As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. In addition, Dialoc ID received an annual management fee for product marketing and product engineering management from Sentry in the amount of $50,000 in 2002. Also, Peter Murdoch, a shareholder of Dialoc ID through a trust, receives an annual salary of $50,000 in the capacity of President of Sentry. Purchases from Dialoc ID were $173,000 and $140,000 in 2003 and 2002, respectively. Services and sales to Dialoc ID were $67,000 and $79,000 in 2003 and 2002, respectively. The net amount payable to Dialoc ID as of December 31, 2003 was $129,000.



ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)     The  following  documents  are  filed  as  a part of this report on Form
10-KSB:

(1)  (2)     Consolidated  Financial  Statements  of  the  Company  and  its
subsidiaries for the year ended December 31, 2003 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-KSB. See Table of Contents to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries on page 23.

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

10.20    Stipulation  of  Settlement  and Lease Termination dated July 29, 2003
         between  Knogo  North    America Inc. and NOG (NY) QRS 12-23, Inc.
         Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q dated November 4, 2003.

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

10.33 Letter amendment to the Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated January 14, 2003. Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-KSB for fiscal 2002.

10.34 Letter amendment to the Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated July 10, 2003

10.35    Lease  Agreement  dated  September  16, 2003 between Sentry Technology
         Corporation  and  G  &  J    Lakeland Realty Corp.  Incorporated by
         reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB dated November 4, 2003.

10.36 Forbearance Agreement between The CIT Group/Business Credit, Inc. and Knogo North America Inc., dated December 8, 2003

21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's annual report on Form 10-K for fiscal 1997.

23.1     Consent  of  Holtz  Rubenstein  &  Co.,  LLP

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  by  the  Chief  Executive  Officer Pursuant to 18 U.S.C.
         Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2     Certification  by  the  Chief  Financial  Officer Pursuant to 18 U.S.C.
         Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*** In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.


(b)  Reports  on  Form  8-K.

There were no Forms 8-K filed by the registrant during the fourth quarter of 2003.


ITEM  14. PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES
-----------------------------------------------------

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Holtz Rubenstein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Holtz Rubenstein & Co., LLP in 2003 were approved by the board of directors.



AUDIT  FEES

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $58,000 and $50,000, respectively, net of expenses.

AUDIT-RELATED  FEES

There was $9,000 of other fees billed during 2003 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

There were no other fees billed by our independent auditors during the last two fiscal years for tax compliance for 2003 and 2002.

ALL  OTHER  FEES

There were no other fees billed by our independent auditors during the last two fiscal years for products and services provided.



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

                                            SENTRY  TECHNOLOGY  CORPORATION


                                            By:     /s/  Peter  J.  Mundy
                                                    ---------------------
                                                    Peter  J.  Mundy
                                                    Vice  President-Finance,
                                                    Chief  Financial  Officer,
                                                    Secretary  and  Treasurer

Dated:  March  15,  2004



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

Signature                                       Title
---------                                       -----

/s/  Peter  L.  Murdoch                Chief  Executive  Officer  and  Director
-----------------------
Peter  L.  Murdoch



/s/  Peter  J.  Mundy                  Vice  President-Finance,
---------------------                  Chief Financial and
Peter  J.  Mundy                       Accounting  Officer,
                                       Secretary  and  Treasurer


/s/  Willem  Angel                     Director
------------------
Willem  Angel



/s/  Robert  D.  Furst,  Jr.           Director
----------------------------
Robert  D.  Furst,  Jr.



                                       Director
----------------------------
Jonathan  G.  Granoff



/s/  Cor  S.A.  De  Nood               Director
------------------------
Cor  S.A.  De  Nood



Dated:  March  15,  2004

EXHIBIT  INDEX

10.34 Letter amendment to the Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated July 10, 2003.

10.36 Forbearance Agreement between The CIT Group/Business Credit, Inc. and Knogo North America Inc., dated December 8, 2003

23.1      Consent  of  Holtz  Rubenstein  &  Co.,  LLP

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification by the Chief  Executive  Officer Pursuant to 18 U.S.C.
          Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2      Certification  by  the  Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

                                                  EXHIBIT  10.34


LETTER AMENDMENT TO THE INTERCREDITOR AGREEMENT BETWEEN KNOGO NORTH AMERICA INC., EPK FINANCIAL CORPORATION AND THE CIT GROUP/BUSINESS CREDIT, INC., DATED JULY 10, 2003.




This letter shall serve as an amendment to the Intercreditor Agreement between KNOGO NORTH AMERICA INC. ("KNOGO"), EPK FINANCIAL CORPORATION ("EPK") and THE CIT GROUP/BUSINESS CREDIT, INC. ("CIT") dated October 16, 2002.

Point 2(a) shall now read as follows: "Notwithstanding anything herein to the contrary, CIT subordination of its liens hereunder is limited solely to EPK Collateral which has been designated in a Purchase Order Certificate and in which EPK has filed and perfected its security interest and shall apply to EPK Obligations not to exceed $650,000.00 "

All other terms and conditions of the Intercreditor Agreement dated October 16, 2002 and the amendment to the Intercreditor Agreement dated November 20, 2002 shall remain unchanged.

Dated  on  this  10  day  of  July  2003.

KNOGO  NORTH  AMERICA  INC.


By:         /s/  Peter  J.  Mundy
     ----------------------------

Title:             VP-CFO
       --------------------------


EPK  FINANCIAL  CORPORATION


By:           /s/  Edward  King
     ----------------------------

Title:          President
       --------------------------



THE  CIT  GROUP/BUSINESS  CREDIT,  INC.

By:         /s/  Andrew  Hausspiegel
     -------------------------------

Title:           Vice  President
        ----------------------------






                                                               EXHIBIT  10.36

     FORBEARANCE  AGREEMENT
     ----------------------


     December  8,  2003


Knogo  North  America,  Inc.
1881  Lakeland  Avenue
Ronkonkoma,  New  York  11779

Gentlemen:

We refer to the Financing Agreement between us dated March 22, 2002, as amended, herein the "Financing Agreement"). Capitalized terms used herein and defined in the Financing Agreement shall have the same meanings specified therein unless otherwise specifically defined herein.

As you know the updated inventory appraisal performed by Hilco on January 25, 2003 confirmed a significant decline in the net orderly liquidation value. As a result thereof, we have the immediate right under the Financing Agreement to establish Availability Reserves to reflect the results of the appraisal and the adjusted Inventory advance percentage. In addition, if we were to immediately implement such Availability Reserves as a result of such appraisal and the adjusted Inventory advance percentage, the outstanding balance of your Overadvance would be significantly increased. Pursuant to the Financing Agreement such Overadvance is due and payable to us at any time upon our demand.

You have requested that we, and subject to the terms, provisions and conditions of this agreement we have agreed to, forbear from (i) immediately establishing such Availability Reserves to reflect the results of the Hilco appraisal and the adjusted Inventory advance percentage and (ii) demanding immediate payment of the entire outstanding Overadvance (herein the "Forbearance Actions").

To induce us not to take the Forbearance Actions, it is hereby mutually agreed that:

(A) effective immediately, the dollar amount in the definitions of "Revolving Line of Credit" and "Line of Credit" shall be reduced from $8,000,000 to $3,000,000, and the Inventory Loan Cap which as of November 26, 2003 was $845,057 shall be reduced to $0 on the date hereof and effective immediately we shall no longer make revolving advances to you against Eligible Inventory and Eligible Inventory shall be excluded from the Borrowing Base.

(B) The outstanding balance of loans and advances to you against Eligible Inventory was $845,057 (the "Inventory Loan") on November 26, 2003. You shall pay to us an amount equal to $25,000 on December 31, 2003 and an amount equal to $10,000 commencing on January 29, 2004 and on the last Wednesday of each month thereafter until June 25, 2004 or until such Inventory Loan is paid in full. Provided that after June 25, 2004, we will negotiate in good faith to amend the monthly payment schedule based on satisfactory future cash flow projections from the Company, provided further that in the event that we fail to agree upon an amended payment schedule payments shall continue at $10,000 for each month thereafter. You hereby authorize and instruct us to charge each such payment to your Revolving Loan Account of the respective due date thereof. In the event that any additional Overadvance (based solely upon advances against Eligible Accounts Receivable) in excess of $300,000 arises as a result thereof you shall immediately pay such amount to us.

(C) notwithstanding any provision to the contrary contained in the Financing Agreement, the total amount of Eligible Accounts Receivable owing to you from Lowe's Companies and its subsidiaries and affiliates ("Lowes") shall not exceed $2,000,000 in the aggregate at any time.

(D) you shall at all times continue to engage the consulting and advisory services of Clear Thinking Group ("CTG") and shall authorize and instruct CTG to respond fully and promptly to any and all inquiries and/or requests that we may make upon them from time to time.

(E) until termination of the Financing Agreement and full final payment of all Obligations thereunder you shall:

(1) have at the end of each Fiscal Quarter set forth below an Fixed Charge Coverage Ratio of not less than the ratio set forth below for the applicable period:





     Period                                                      Ratio
     ------                                                      -----

     (i)   For  the  Fiscal  Quarter  ending
           _____________, 200__                                 ____ to  1.0
     (ii)  For  the  Fiscal  Quarter  ending
           _____________, 200__                                 ____ to  1.0
     (iii) For  the  Fiscal  Quarter  ending
           _____________, 200__                                 ____ to  1.0
     (iv)  For  the  Fiscal  Quarter  ending
           _____________, 200__                                 ____ to  1.0
     (v)   For  the  Fiscal  Quarter  ending
           _____________, 200__  and  for  each
           Fiscal  Quarter  ending  thereafter                  ____ to  1.0

     The foregoing ration shall be calculated on a cumulative quarterly basis during the first year from _______________ and on a rolling four quarter average thereafter.

(2) achieve EBITDA of at least the following amounts for the following periods:

        (A)     $.00  for  the  Fiscal  Quarter  ending,  200;
        (B)     $.00  for  the  Fiscal  Quarter  ending,  200;
        (C)     $.00  for  the  Fiscal  Quarter  ending,  200__;
        (D)     $.00  for  the  Fiscal  Quarter  ending,  200__;
        (E) $.00 for the Fiscal Quarter ending, 200__, and for each Fiscal Quarter ending thereafter; or

EBITDA  shall  mean,  in  any  period, all earning of the company before all (i)
------
interest and tax obligations, (ii) depreciation and (iii) amortization for said period, all determined in accordance with GAAP on a consistent basis with the latest audited financial statements of the Company, but excluding the effect of extraordinary and/or non-reoccurring gains or losses for such period.

Fixed  Charge Coverage Ratio shall mean, for the relevant period, the ratio
----------------------------
determined by dividing EBITDA by the sum of (a) all interest obligations paid or due, (b) the amount of principal repaid or scheduled to be repaid on all indebtedness including but not limited to the Term Loan and Subordinated Debt, but excluding any amounts payable to EPK Financial, (c) Capital Expenditures actually incurred, and (d) all federal, state and local income tax expenses due and payable.

The foregoing financial covenants have been intentionally left blank pending CIT's receipt of the Company's business plan and cash flow projections for the applicable periods. Such business plan and projections shall be delivered to CIT by December 31, 2003 and shall be in form and substance satisfactory to CIT. Upon CIT's receipt of such satisfactory business plan and projections, CIT and the Company each hereby agrees that financial covenants for the applicable periods shall be (x) negotiated in good faith and (y) set forth in a written amendment to Paragraphs (D)(1) and (D)(2) above. The Company's failure to deliver such satisfactory business plan and projections by December 31, 2003 and/or the failure of CIT and the Company to agree upon such financial covenants and execute such amendment prior to the expiration of thirty (30) days after the date hereof shall constitute a breach of and default under this Forbearance Agreement and a Default and Event of Default under the Financing Agreement.

(F) you shall obtain a cash infusion in an amount not less than $1,000,000 (less fees) no later than the close of business on the date occurring one(1) year after the date hereof in the form an equity investment in your common stock or subordinated debt, all on such terms, provisions and conditions as shall be satisfactory to us. Such cash infusion may only be used to meet working capital needs of the Company.

Effective immediately, it is hereby mutually agreed that we will not take the Forbearance Actions provided that:

     (x) No Default and/or Event of Default occurs under the Financing Agreement; and

     (y) you are not in breach of or default under any of the terms, provisions or conditions contained herein including but not limited to clauses
(A) through (F) above (herein each a "Forbearance Condition Precedent" and collectively the "Forbearance Conditions Precedent").

Your failure to comply with or fulfill any of the Forbearance Conditions Precedent shall immediately constitute a Forbearance Termination Event.

Upon the earlier of (x) December 8, 2004 or (y) the occurrence of a Forbearance Termination Event, our agreement to forebear above shall become null and void and of no further force or effect between us, and we shall have the immediate right without notice to you to exercise any right or remedy available to us under the Financing Agreement and/or applicable law (including, without limitation the right to establish Availability Reserves and adjust advance percentages against eligible collateral based upon the Hilco appraisal and demand immediate payment of all Overadvances, and the rights to terminate of the Financing Agreement, accelerate all Obligations thereunder, realize upon the Collateral and/or charge the Default Rate of Interest).

You, of course, understand that, notwithstanding (i) our decision to refrain from exercising any of our rights and remedies against you as set forth above and (ii) our continuing at this time to make advances to you under the Financing Agreement, subject to the above terms, provisions and conditions we reserve all our rights and remedies (which we may exercise upon the earlier of December 8, 2004 or the occurrence of a Forbearance Termination Event) against you and any guarantors or pledgors, including without limitation the rights to terminate the Financing Agreement, demand payment of all of your Obligations, commence legal action to enforce collection thereof, and realize upon your Accounts and/or all other Collateral pledged to us under or in connection with the Financing Agreement. Subject to the foregoing terms, provisions and conditions nothing contained herein shall be construed as a waiver of our rights to exercise at any time any other right or remedy available to us under the Financing Agreement, the guaranties or applicable law.

As an inducement to our entering into this agreement, and in consideration thereof, the Company and each Guarantor hereby acknowledges and agrees that (a) no right of offset, defense, counterclaim, claim, causes of action or objection in favor of the Company or any Guarantor against CIT exists arising out of or with respect to (i) the Financing Agreement or any Guaranty, (ii) any other documents now or heretofore evidencing, securing or in any way relating to the foregoing or (iii) the administration or funding of the Line of Credit; and (b) the Company and each Guarantor does hereby expressly waive, release and relinquish any and all such offsets, defenses, counterclaims, claims, causes of action or objections, if any, against CIT.

If the foregoing is in accordance with your understanding of our agreement kindly so indicate by signing and returning the enclosed copy of this letter. In addition, we have asked each of the Guarantors to sign below to confirm that their respective guaranties and/or security or pledge agreements shall continue in full force and effect notwithstanding the foregoing agreement.

                                                Very  truly  yours,

                                                THE  CIT  GROUP/BUSINESS
                                                CREDIT,  INC.


                                                By:  /s/  Kim  Nguyen
                                                     ----------------
                                                Title:  Assistant Vice President
                                                        ------------------------

Read  and  Agreed  to:

KNOGO  NORTH  AMERICA  INC.

By:  /s/  Peter  J.  Mundy
     ---------------------
     VP  -  CFO
     ----------

Confirmed:

SENTRY  TECHNOLOGY  CORP.


By:  /s/  Peter  J.  Mundy
     ---------------------
Title: VP-CFO
       ------

                                                            Exhibit  23.1


CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS



We consent to the incorporation by reference in Registration Statement No. 333-34929 and 333-34867 of Sentry Technology Corporation on Form S-8 of our report dated February 27, 2004 appearing in this Annual Report on Form 10-KSB of Sentry Technology Corporation for the year ended December 31, 2003.



/s/  Holtz  Rubenstein  &  Co.,  LLP


Melville,  New  York
March  15,  2004

SECTION  302  CERTIFICATION:


                                                                Exhibit  31.1

CERTIFICATION  PURSUANT  TO
SECTION  302  OF
THE  SARBANES-OXLEY  ACT  OF  2002

Certification  of  CEO

I,  Peter  L.  Murdoch,  certify  that

1. I have reviewed this annual report on Form 10-KSB of Sentry Technology Corporation;

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


                                        /s/  PETER  L.  MURDOCH
                                        --------------------------------------
                                        Peter  L.  Murdoch
                                        President  and  Chief Executive Officer


                                        March  15,  2004

SECTION  302  CERTIFICATION:


                                                                 Exhibit  31.2

CERTIFICATION  PURSUANT  TO
SECTION  302  OF
THE  SARBANES-OXLEY  ACT  OF  2002

Certification  of  CFO

I,  Peter  J.  Mundy,  certify  that

1. I have reviewed this annual report on Form 10-KSB of Sentry Technology Corporation;

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


                                   /s/  PETER  J.  MUNDY
                                   -------------------------------------------
                                   Peter  J.  Mundy
                                   Vice  President and Chief Financial Officer

                                   March  15,  2004

SECTION  906  CERTIFICATION:


                                                               Exhibit  32.1

CERTIFICATION  PURSUANT  TO
18  U.S.C.  SECTION  1350
ADOPTED  PURSUANT  TO
SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002



Certification  of  CEO

In connection with the Annual Report of Sentry Technology Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                         /s/  PETER  L.  MURDOCH
                                         -----------------------------------
                                         Peter  L.  Murdoch
                                         President and Chief Executive Officer

                                         March  15,  2004


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

This certification accompanies this Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SECTION  906  CERTIFICATION:


                                                                 Exhibit  32.2


CERTIFICATION  PURSUANT  TO
18  U.S.C.  SECTION  1350
ADOPTED  PURSUANT  TO
SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002



Certification  of  CFO

In connection with the Annual Report of Sentry Technology Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  PETER  J.  MUNDY
                                   --------------------------------------------
                                   Peter  J.  Mundy
                                   Vice  President  and  Chief Financial Officer

                                   March  15,  2004


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

This certification accompanies this Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.