Form 10QSB
period 2004-03-31
SENTRY TECHNOLOGY CORP
filed 2004-05-17
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                      For the quarter ended March 31, 2004

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

             1881  Lakeland  Avenue,  Ronkonkoma,  NY           11779
          ------------------------------------------------------------
 (Address  of  principal  executive  offices)                 (Zip Code)

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

Yes     X          No
        -

As  of  May 12, 2004, there were 115,750,363 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----


                                                                 Page  No.
                                                                 ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     March  31,  2004  and  December  31,  2003                     3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  March  31,  2004  and  2003              4

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Three  Months  Ended  March  31,  2004  and  2003              5

     Notes  to  Condensed  Consolidated  Financial
     Statements  --  March  31,  2004                            6  -  9


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations          9  -  13

Item  3.     Controls  and  Procedures                             14



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                 14


Signatures                                                         15

------
PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                                 March 31,    December 31,
                                                                      2004            2003
                                                                -----------  --------------
ASSETS
--------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $      181   $         210
  Accounts receivable, less allowance for doubtful
     accounts of $312 and $304, respectively . . . . . . . . .       1,763           1,482
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       1,976           1,855
  Prepaid expenses and other current assets. . . . . . . . . .         121             126
                                                                -----------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .       4,041           3,673

PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . .         176             209
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .         204             211
                                                                -----------  --------------

                                                                $    4,421   $       4,093
                                                                ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan . . . . . . . . . . .  $    1,934   $       1,515
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .         728             566
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .       1,525           1,601
  Obligations under capital leases -   current portion . . . .           5               5
  Deferred income. . . . . . . . . . . . . . . . . . . . . . .         226             271
                                                                -----------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . .       4,418           3,958

NOTES PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . .         186             247
OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion. . . . . . . . . . . . . . . . . . . . .          12              13
                                                                -----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .       4,616           4,218

SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .          86              86
  Additional paid-in capital . . . . . . . . . . . . . . . . .      44,660          44,658
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .     (44,941)        (44,749)
  Note receivable from shareholder                                     ---            (120)
                                                                -----------  --------------
    Total shareholders' equity (deficit) . . . . . . . . . . .        (195)           (125)
                                                                -----------  --------------
                                                                $    4,421   $       4,093
                                                                ===========  ==============


See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)



                                                                      Three Months Ended
                                                                           March 31,
                                                               ------------------------------
                                                                              2004      2003
                                                               --------------------  --------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             2,946   $ 3,574

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .                  941     1,652
  Customer service expenses . . . . . . . . . . . . . . . . .                1,015     1,121
  Selling, general and administrative expenses. . . . . . . .                  897       945
  Research and development. . . . . . . . . . . . . . . . . .                  160       160
                                                               --------------------  --------

                                                                             3,013     3,878
                                                               --------------------  --------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . .                  (67)     (304)

INTEREST AND FINANCING EXPENSES . . . . . . . . . . . . . . .                  125       190
                                                               --------------------  --------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .                 (192)     (494)

INCOME TAXES                                                                   ---       ---
                                                               --------------------  --------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (192)  $  (494)
                                                               ====================  ========

NET LOSS PER SHARE
          Basic and diluted . . . . . . . . . . . . . . . . .  $             (0.00)  $ (0.01)
                                                               ====================  ========

WEIGHTED AVERAGE SHARES
          Basic and diluted . . . . . . . . . . . . . . . . .               85,756    82,259
                                                               ====================  ========


See notes to the condensed consolidated financial statements.







SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                               ----------------------------
                                                                              2004    2003
                                                               --------------------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $              (192)  $(494)
  Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . .                   36     103
     Provision for bad debts. . . . . . . . . . . . . . . . .                   10      13
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . .                 (291)    202
     Inventories. . . . . . . . . . . . . . . . . . . . . . .                 (121)    688
     Accounts payable and other liabilities . . . . . . . . .                   14      (5)
                                                               --------------------  ------

    Net cash (used in) provided by operating activities . . .                 (544)    507
                                                               --------------------  ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net                               ---     (14)
  Intangibles . . . . . . . . . . . . . . . . . . . . . . . .                   (3)     (1)
                                                               --------------------  ------

    Net cash used in investing activities . . . . . . . . . .                   (3)    (15)
                                                               --------------------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the revolving line
     of credit and term loan. . . . . . . . . . . . . . . . .                  419    (531)
  Proceeds of bridge loan                                                      100     ---
  Repayment of obligations under capital leases . . . . . . .                   (1)    (31)
  Proceeds from sale of stock, net                                             ---       5
                                                               --------------------  ------

    Net cash provided by (used in) financing activities . . .                  518    (557)
                                                               --------------------  ------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .                  (29)    (65)

CASH AND CASH EQUIVALENTS, at beginning of period . . . . . .                  210     266
                                                               --------------------  ------
CASH AND CASH EQUIVALENTS, at end of period . . . . . . . . .  $               181   $ 201
                                                               ====================  ======


See notes to the condensed consolidated financial statements.






SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2004


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE  B  --  Financial  Condition  and  Liquidity
-------------------------------------------------
To address our reduced revenue levels, decreased financial position and recurring operating losses, our Board of Directors approved a 2003 restructuring plan to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. We were successful in implementing many changes to our business plan during 2003 including the following:

- Significantly downsized our operations including the elimination of approximately 55 of 117 positions as of March 7, 2003.
-     Negotiated  a  settlement  with  past  due  trade  vendors.
- Negotiated with the previous landlord to move out of its Hauppauge corporate facility and relocated its corporate offices to a smaller and less costly facility.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.

The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

As of March 31, 2004, we had borrowings of approximately $1.9 million with CIT, the maximum amount available under the revolving credit facility. Most of our trade vendors continue to require cash in advance or COD payments for purchases. Therefore, we continued to supplement our borrowings under the CIT credit facility with purchase order financing through EPK Financial Corporation ("EPK"). At March 31, 2004, the amount owed to EPK was approximately $307,000.


NOTE  C  --  Subsequent  Events  and  Capital  Transactions
-----------------------------------------------------------
Over the last several years, our largest shareholder, Dialoc ID Holdings B.V. ("Dialoc") has not been able to provide us with additional financial support. On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. ("Saburah") acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is also a long-standing member of Sentry's Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, have resigned from Sentry's Board of Directors.

In addition to the purchase of Sentry's common shares, Saburah also acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA Inc. ("ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. The price paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration is approximately $3.6 million plus the surrender of Murdoch's 15% interest in Dialoc. Saburah has also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. resulting from litigation brought by ID Canada against Checkpoint. ID Canada has appealed the reduction of the original jury award of $79.2 million and they are awaiting the decision of the Court of Appeals.

On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund ("Brascan"), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential. The proceeds of the financing will be used primarily for working capital.




Key  terms  of  the  transaction  are  as  follows:

-     Four  year  term.
-     Interest  rate  of  8%.
-     Redeemable  at  Sentry's  option  after  18  months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of Brascan when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's
      Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all Brascan affiliates and expects to be a supplier of security and identification products to the Brascan affiliates.
- Brascan was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
-     Brascan  is  entitled  to  one  seat  on  Sentry's  Board  of  Directors.

As a condition of the financing, Sentry also acquired ID Security Systems Canada Inc. ("ID Canada") and ID Systems USA Inc., collectively referred to as "ID Systems."

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brascan and the acquisition of ID Systems.

Simultaneously with the Brascan financing, Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share has been valued at approximately $0.12. An opinion has been provided to a special committee of Sentry's Board of Directors by Corporate Valuation Services confirming that both the price paid for the acquisition of ID Systems and the agreed conversion price of the Brascan debt were fair from the point of view of Sentry shareholders. Although Sentry will not obtain an interest in the Checkpoint Systems litigation, Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry shares equal to approximately 4.5% of any amount received by Saburah from the Checkpoint litigation, to a maximum of $1,000,000. The price per share has been set at 80% of the previous 20 days trading average if and when the call is made. This transaction represents the maximum future benefit that may flow to Sentry and ID Systems as a result of the Checkpoint lawsuit.


SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2004


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

After the acquisition of ID Systems, Sentry has 115,750,363 shares of common stock outstanding. Mr. Murdoch, directly or indirectly through his ownership of Saburah, now owns or controls 47.4% of the outstanding common stock of Sentry.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of March 31, 2004. We anticipate that current cash reserves, cash generated by the operations of Sentry and its new ID Systems subsidiaries and the financing provided by the Brascan transaction will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.




NOTE  D  --  Inventories
------------------------
Inventories  consist  of  the  following:
                             March  31,  2004            December  31,  2003
                             ----------------            -------------------
                                           (in  thousands)
Raw  materials               $     486                      $     449
Work-in-process                    356                            283
Finished  goods                  1,134                          1,123
                                 -----                          -----
                             $   1,976                      $   1,855
                             =   =====                      =   =====


Reserves for excess and obsolete inventory totaled $2,046,000 and $2,148,000 as of March 31, 2004 and December 31, 2003, respectively and have been included as a component of the above amounts.



NOTE  E  --  Related  Party  Transactions
-----------------------------------------
As a result of the Dialoc ID investment, Sentry entered into a distribution agreement with Dialoc ID, which contemplates a two-way distribution relationship between the companies. Under the agreement, Sentry has the rights to sell Dialoc ID's EAS, access control and RFID products and accessories and Sentry gives Dialoc ID the rights to sell its EAS and CCTV products and accessories. Pricing for products under the agreements are at the lowest prices charged to affiliates. Purchases from Dialoc ID were $35,000 and $1,000 in the quarters ended March 31, 2004 and March 31, 2003, respectively. Services and sales to Dialoc ID were $16,000 and $4,000 in the quarters ended March 31, 2004 and 2003, respectively. The net amount payable to Dialoc ID as of March 31, 2004 was $12,000.

In addition, on March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share, which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note was secured by the option shares and was repayable no later than January 8, 2006. The note bore interest at prime less .75%. Mr. Murdoch satisfied the note and accrued interest as of March 31, 2004. The note had been reflected as a reduction of shareholders' equity on the balance sheet as of December 31, 2003.

On January 22, 2004, Robert Furst, a Sentry Director, made a bridge loan to the Company in the amount of $100,000. The loan bears interest at a rate of 15% per annum and was due on or before April 30, 2004. As additional consideration for the loan, Mr. Furst received a warrant to purchase 300,000 shares of Sentry common stock at a price of $0.17 per share, which was the market price on the date of grant (valued at $3,000). The warrant expires January 21, 2009. The note, which is included in accrued liabilities at March 31, 2004, was repaid in full on April 30, 2004.


NOTE  F  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at March 31, 2004 and 2003 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,581,924 and 1,653,884 shares of common stock with a weighted average exercise price of $0.57 were outstanding at March 31, 2004 and 2003, but were not included in the computation of diluted net loss per share because their effect would be antidilutive.

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No options were granted in 2004 or 2003. The weighted average fair value of the options granted for the year ended December 31, 2001 is estimated at $0.05, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 147% in 2001; risk free interest rates, 4.8% in 2001, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:


                                   2004               2003
                                   ----               ----
                           (In  Thousands, Except Per Share Amounts)
    Net  loss:
         As  reported        $     (192)         $     (494)
         Pro  forma                (198)               (513)

    Net  loss  per  share:
         As  reported        $        -          $     (0.01)
         Pro  forma          $        -          $     (0.01)

SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain  Factors  That  May  Affect  Future  Results
----------------------------------------------------

Information contained or incorporated by reference in this periodic report on Form 10-QSB and in other SEC filings by Sentry contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. For further details and discussion of these risks and uncertainties see Sentry Technology Corporation's SEC filings including, but not limited to, its annual report on Form 10-KSB. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.


Results  of  Operations:
------------------------

Consolidated revenues were 18% lower in the quarter ended March 31, 2004 than in the quarter ended March 31, 2003. As part of our restructuring plan and due to the limitations of our financial resources, we reduced the number of direct salespersons from thirteen to four, whose efforts are supplemented by six in-house sales support staff and two independent sales representatives. Our backlog of orders, which we expect to deliver within the next twelve months, decreased to $3 million at March 31, 2004 as compared to $3.6 million at March 31, 2003. Total revenues for the periods presented are broken out as follows:

                                              Q-1       Q-1       %  Change

                                             2004      2003       Incr (Decr)
                                             ----      ----       -----------
                                             (in  thousands)

EAS                                       $   448    $   425           5
CCTV                                          599      1,477         (59)
SentryVision                                  735        373          97
Access  Control                                36          -         100
3M  library  products                           -         45        (100)
                                          -------    -------     -------
Total  sales                                1,818      2,320         (22)
Service  revenues  and  other               1,128      1,254         (10)
                                          -------    -------     -------
Total  revenues                           $ 2,946    $ 3,574         (18)
                                          =======    =======     =======

Direct sales of EAS products were slightly higher in the first quarter of 2004 as compared to the same period in the prior year as a result higher sales of reusable tags. The decrease in CCTV sales is a result of lower sales to two customers. We had sales of $0.5 million to Home Depot in the first quarter of 2003, which did not repeat in 2004 and we lost $0.5 million in revenues in 2004 from a significant customer that decided to source directly their purchases from the CCTV manufacturers this year. Direct sales of SentryVision increased in 2004, including sales to Target, Reno Depot and Lane Limited. Sales to our largest customer, Lowe's Home Centers, for our SentryVision Smart Track systems and CCTV equipment in the first quarter of 2004 was approximately the same as in the in the first quarter of 2003. We terminated our distribution agreement with 3M for library products as of the end of 2002; however, the final installations were completed in first quarter of 2003. Service revenues and other decreased in the first quarter primarily as a result of lower installation revenue than in the first quarter of 2004.



SENTRY  TECHNOLOGY  CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of sales were 52% of total sales in the three month period ended March 31, 2004 compared to 71% in the same period of the prior year. Part of our restructuring plan for 2003 included the outsourcing of all significant manufacturing operations. The decrease in the cost of sales percentage in the first quarter of 2004 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing as of the end of the first quarter of 2003.

Customer service expenses, as a percentage of service revenues, increased 1% in the first quarter of 2004 as compared to the first quarter of 2003. Through a combination of a decrease in the number of customer service employees and increased use of outside service contractor costs, we continue to be able to lower total net customer service costs to compensate for the lower revenue levels in the first three months of 2004.

Selling, general and administrative expenses were 12% lower in the three month period ended March 31, 2004 when compared to the same period of the previous year primarily as a result of lower facility costs and payroll costs partly as a result of the headcount reduction as of March 7, 2003.

In dollar terms, we dedicated the same amount to research and development in the first quarter of 2004 when compared to the first quarter of 2003, however it increased as a percentage of revenues.

Total interest and financing costs decreased in the first quarter of 2004, principally as a result of lower capital lease interest due to the cancellation of the sale and leaseback agreement on our former headquarters facility.

Due to net operating losses, we have not provided for income taxes in any of the periods of presented.

As a result of the foregoing, Sentry had a net loss of $0.2 million in the quarter ended March 31, 2004 as compared to a net loss of $0.5 million in the quarter ended March 31, 2003.


Liquidity  and  Capital  Resources  as  of  March  31,  2004
------------------------------------------------------------

To address our reduced revenue levels, decreased financial position and recurring operating losses, our Board of Directors approved a 2003 restructuring plan to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. We were successful in implementing many changes to our business plan during 2003 including the following:

- Significantly downsized our operations including the elimination of approximately 55 of 117 positions as of March 7, 2003.
-     Negotiated  a  settlement  with  past  due  trade  vendors.
- Negotiated with the previous landlord to move out of its Hauppauge corporate facility and relocated its corporate offices to a smaller and less costly facility.
- Dedicated a substantial portion of our remaining resources towards maintaining and improving our relationships with our 30 largest customers.
- Outsourced all non-essential manufacturing and assembly operations to qualified subcontractors.
- Further expanded our Service Partner program to augment service and installations performed by our employees.

The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

As of March 31, 2004, we had borrowings of approximately $1.9 million with CIT, the maximum amount available under the revolving credit facility. Most of our trade vendors continue to require cash in advance or COD payments for purchases. Therefore, we continued to supplement our borrowings under the CIT credit facility with purchase order financing through EPK Financial Corporation ("EPK"). Funding entails EPK providing funds directly to vendors to allow the Company to secure the inventory needed to fulfill customer orders. Our costs for each financing transaction has ranged from to 2.75% to 2% of Sentry's selling price, plus 1.85% on the maximum outstanding funded amount each ten calendar days or portion thereof, until EPK is paid in full, plus expenses. In connection with this facility, an Intercreditor Agreement was entered into between EPK, the CIT Group/Business Credit, Inc. ("CIT"), with whom we have a revolving line of credit, and Sentry. Under this agreement, CIT subordinated its rights and interests in the collateral related to each transaction to EPK. Currently, under the terms of the Intercreditors Agreement, the maximum amount subordinated to EPK at any time is limited to $650,000. During the first quarter of 2004, we funded $0.7 million in inventory purchases under this facility as compared to $0.3 million in the first quarter of 2003. Sentry uses the funds provided by EPK to fund vendor purchases to complete orders currently in backlog. At March 31, 2004, the amount owed to EPK was approximately $307,000.


Over the last several years, our largest shareholder, Dialoc ID Holdings B.V. ("Dialoc") has not been able to provide us with additional financial support. On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. ("Saburah") acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Peter L. Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is also a long-standing member of Sentry's Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, have resigned from Sentry's Board of Directors.

In addition to the purchase of Sentry's common shares, Saburah also acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA Inc. ("ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. The price paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration is approximately $3.6 million plus the surrender of Murdoch's 15% interest in Dialoc. Saburah has also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. resulting from litigation brought by ID Canada against Checkpoint. ID Canada has appealed the reduction of the original jury award of $79.2 million and they are awaiting the decision of the Court of Appeals.

We continued to pursue additional debt or equity financing through our financial advisors and on April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund ("Brascan"), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential. The proceeds of the financing will be used primarily for working capital.

Key  terms  of  the  transaction  are  as  follows:

-     Four  year  term.
-     Interest  rate  of  8%.
-     Redeemable  at  Sentry's  option  after  18  months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of Brascan when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's
      Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all Brascan affiliates and expects to be a supplier of security and identification products to the Brascan affiliates.
- Brascan was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
-     Brascan  is  entitled  to  one  seat  on  Sentry's  Board  of  Directors.

As a condition of the financing, Sentry also acquired ID Security Systems Canada Inc. ("ID Canada") and ID Systems USA Inc., collectively referred to as "ID Systems."

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brascan and the acquisition of ID Systems.

Simultaneously with the Brascan financing, Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share has been valued at approximately $0.12. An opinion has been provided to a special committee of Sentry's Board of Directors by Corporate Valuation Services confirming that both the price paid for the acquisition of ID Systems and the agreed conversion price of the Brascan debt were fair from the point of view of Sentry shareholders. Although Sentry will not obtain an interest in the Checkpoint Systems litigation, Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry shares equal to approximately 4.5% of any amount received by Saburah from the Checkpoint litigation, to a maximum of $1,000,000.




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

ID Systems will add new products and growth opportunities with approximately $6.5 million in revenues, $4.5 million in assets and $700,000 in EBITDA based upon 2003 performance. ID Systems' management including Dr. Roseman, President of CSI, and Mr. Murdoch invested $100,000 each to complete the proposed transaction between Saburah and Dialoc. Mr. Furst invested $900,000 of equity in the combined transaction. Mr. Robert Furst is a long-standing member of Sentry's Board of Directors. On completion of these transactions and prior to Brascan's conversion of the proposed $2,000,000 debt transaction, Mr. Murdoch, directly or indirectly through his ownership of Saburah, will own or control 47.4% of the outstanding common stock of Sentry.

We delayed the first payment due on the notes due to the vendors that we negotiated settlements with last year until we obtained the Brascan financing. On May 7, 2004, we paid approximately $37,000 to the holders of these notes.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of March 31, 2004. We anticipate that current cash reserves, cash generated by the operations of Sentry and its new ID Systems subsidiaries and the financing provided by the Brascan transaction will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months. As a result of the financing, Sentry will no longer need to use the expensive purchase order financing provided by EPK in order to finance inventory purchases. As well, by agreement with CIT, the previous monthly costs for outside management consultants will also be eliminated as of May 2004. During the past 12 months purchase order financing costs were $414,000 and management consultant fees were $124,000.


Related  Party  Transactions
----------------------------
Details  of  related  party  transactions  are  included  in Note E of this Form
10-QSB.



SENTRY  TECHNOLOGY  CORPORATION


Item  3.  Controls  and  Procedures

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


Item 5.  Other Information.

See Note C to the condensed consolidated financial statements.




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

(b) Reports on Form 8-K - On February 27, 2004, we filed a Current Report on Form 8-K disclosing the financial results of the quarter and year ending December 31, 2003.

          On March 10, 2004, we filed a Current Report on Form 8-K disclosing the signing of a term sheet with a major North American Venture fund to raise $2 million in secured convertible debt and to acquire ID Systems.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SENTRY  TECHNOLOGY  CORPORATION
                                     -------------------------------


Date:  May  14,  2004                By:     /S/   PETER  J.  MUNDY
       --------------                     ----------------------------------
                                          Peter  J.  Mundy,  Vice  President
                                          Finance and Chief  Financial  Officer
                                          (Principal  Financial  and
                                                      Accounting  Officer)

SECTION  302  CERTIFICATION:


Exhibit  31.1

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


                              /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                              Peter  L.  Murdoch
                              President  and  Chief  Executive  Officer

                              May  14,  2004
















SECTION  302  CERTIFICATION:


Exhibit  31.2

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


                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              May  14,  2004



















SECTION  906  CERTIFICATION:


Exhibit  32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                           /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                               Peter  L.  Murdoch
                               President  and  Chief  Executive  Officer

                              May  14,  2004


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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to Section 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              May  14,  2004


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