Form 10QSB
period 2004-06-30
SENTRY TECHNOLOGY CORP
filed 2004-08-16
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[ X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                       For the quarter ended June 30, 2004

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





                1881  Lakeland  Avenue,  Ronkonkoma,  NY   11779
             -------------------------------------------------------
  (Address  of  principal  executive  offices)              (Zip Code)

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

Yes     X          No
        -


As of August 16, 2004, there were 115,753,362 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                               Page  No.
                                                               ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     June  30,  2004  and  December  31,  2003                    3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  June  30,  2004  and  2003
     And  Six  Months  Ended  June  30,  2004  and  2003          4

     Condensed  Consolidated  Statements  of  Cash  Flows  --
     Six  Months  Ended  June  30,  2004  and  2003               5

     Notes  to  Condensed  Consolidated  Financial
     Statements  -  June  30,  2004                            6  -  10


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations       10  -  15

Item  3.     Controls  and  Procedures                           15



PART  II.   OTHER  INFORMATION
------------------------------

Item  1.     Legal  Proceedings                               15  -  16

Item  5.     Other  Information                                   16

Item  6.     Exhibits  and  Reports  on  Form  8-K                16


Signatures                                                        17

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                        June 30,    December 31,
                                                             2004            2003
                                                        ----------  --------------

ASSETS
------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . .  $   1,339   $         210
  Accounts receivable, less allowance for doubtful
     accounts of $407 and $304, respectively . . . . .      3,519           1,482
  Inventories. . . . . . . . . . . . . . . . . . . . .      3,170           1,855
  Prepaid expenses and other current assets. . . . . .      1,039             126
                                                        ----------  --------------
    Total current assets . . . . . . . . . . . . . . .      9,067           3,673

PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . .        613             209
GOODWILL                                                    1,588             ---
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .        413             211
                                                        ----------  --------------

                                                        $  11,681   $       4,093
                                                        ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan . . . . . . .  $   2,831   $       1,515
  Accounts payable . . . . . . . . . . . . . . . . . .        988             566
  Accrued liabilities. . . . . . . . . . . . . . . . .      1,285           1,601
  Obligations under capital leases - current portion .          5               5
  Deferred income. . . . . . . . . . . . . . . . . . .        185             271
                                                        ----------  --------------
    Total current liabilities. . . . . . . . . . . . .      5,294           3,958

NOTES PAYABLE. . . . . . . . . . . . . . . . . . . . .        276             247
OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion. . . . . . . . . . . . . . . . .         10              13
CONVERTIBLE DEBENTURES                                      1,842             ---
MINORITY INTEREST                                             890             ---
                                                        ----------  --------------
    Total liabilities. . . . . . . . . . . . . . . . .      8,312           4,218

SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . .        116              86
  Additional paid-in capital . . . . . . . . . . . . .     48,144          44,658
  Accumulated deficit. . . . . . . . . . . . . . . . .    (44,929)        (44,749)
  Note receivable from shareholder                            ---            (120)
  Equity adjustment from foreign currency translation          38             ---
                                                        ----------  --------------
    Total shareholders' equity (deficit) . . . . . . .      3,369            (125)
                                                        ----------  --------------
                                                        $  11,681   $       4,093
                                                        ==========  ==============





See  notes  to  the  condensed  consolidated  financial  statements.

SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)



                                                                Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                                ----------------------------------------------------------
                                                                2004             2003                 2004         2003
                                                                ----------------------------------------------------------

REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,241         2,326               $  7,187   $ 5,900

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .     1,682           837                  2,623     2,489
  Customer service expenses. . . . . . . . . . . . . . . . . .     1,105           697                  2,120     1,818
  Selling, general and administrative expenses . . . . . . . .     1,154           805                  2,051     1,750
  Research and development . . . . . . . . . . . . . . . . . .       180           175                    340       335
                                                                --------      --------               --------   --------

                                                                   4,121         2,514                  7,134     6,392
                                                                ---------     --------               --------   --------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . . .       120          (188)                    53      (492)

INTEREST AND FINANCING EXPENSES. . . . . . . . . . . . . . . .        79           152                    204       342
                                                                ---------     --------               --------   --------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . . . .        41          (340)                  (151)     (834)

INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . . . . . . . .        15          (348)                    15      (348)
                                                                ---------     --------               --------   --------

INCOME (LOSS) BEFORE MINORITY INTEREST
     AND EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . .        26             8                   (166)     (486)

MINORITY INTEREST                                                    (14)          ---                    (14)      ---
                                                                ---------     --------               --------   --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . .        12             8                   (180)     (486)

EXTRAORDINARY ITEM - Gain on extinguishment
  of debt, net of $348 income taxes                                  ---           522                    ---       522
                                                                ---------     --------               --------   --------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . .  $     12           530               $   (180)  $    36
                                                                =========     ========               ========   ========

NET INCOME (LOSS) PER SHARE
Income (loss) before extraordinary item. . . . . . . . . . . .  $   0.00          0.00               $  (0.00)  $ (0.01)
Extraordinary item . . . . . . . . . . . . . . . . . . . . . .      0.00          0.01                   0.00      0.01
                                                                ---------     --------               --------   --------
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . .  $   0.00          0.01               $  (0.00)  $  0.00
                                                                =========     ========               ========   ========

WEIGHTED AVERAGE SHARES
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . .   105,862        82,943                 95,809    82,601
                                                                =========     ========               ========   ========


See notes to the condensed consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                         ------------------
                                                                               2004    2003
                                                                         -----------  ------


CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .         $     (180)  $  36
  Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .                 89     200
     Provision for bad debts . . . . . . . . . . . . . . . . . .                 20      25
     Non-cash consideration                                                      53     ---
     Minority interest in net income of consolidated subsidiary                  14     ---
     Extraordinary gain on extinguishment of debt                               ---    (870)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . .               (524)    513
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .                (31)    940
     Accounts payable and other current assets and liabilities .               (515)   (162)
                                                                         ----------  ------

    Net cash (used in) provided by operating activities. . . . .             (1,074)    682
                                                                         -----------  ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net . . . . . . . .                 (9)    (12)
  Intangibles. . . . . . . . . . . . . . . . . . . . . . . . . .               (185)    (12)
  Net cash provided by the acquisition of ID Systems                             82     ---
                                                                         -----------  ------

    Net cash used in investing activities. . . . . . . . . . . .               (112)    (24)
                                                                         -----------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the revolving line
     of credit and term loan . . . . . . . . . . . . . . . . . .                318    (770)
  Proceeds from bridge loan                                                     100     ---
  Repayment of bridge loan                                                     (100)    ---
  Proceeds from convertible debentures and warrants                           2,000     ---
  Repayment of obligations under capital leases. . . . . . . . .                 (3)    (52)
  Proceeds from sale of stock, net                                              ---       5
                                                                         -----------  ------

    Net cash provided by (used in) financing activities. . . . .              2,315    (817)
                                                                         -----------  ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .              1,129    (159)

CASH AND CASH EQUIVALENTS, at beginning of period. . . . . . . .                210     266
                                                                         -----------  ------
CASH AND CASH EQUIVALENTS, at end of period. . . . . . . . . . .         $    1,339   $ 107
                                                                         ===========  ======


See notes to the condensed consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2004


NOTE  A  --  Basis  of  Presentation
------------------------------------
The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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


NOTE  B  --  Capital  Transactions  and  ID  Systems  Acquisition
-----------------------------------------------------------------
Over the last several years, our largest shareholder, Dialoc ID Holdings B.V. ("Dialoc") was not able to provide us with additional financial support.
On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. ("Saburah") acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is also a long-standing member of Sentry's Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, resigned from Sentry's Board of Directors.

In addition to the purchase of Sentry's common shares, Saburah also acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA Inc. ("ID Systems"). The price paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration is approximately $3.6 million plus the surrender of Murdoch's 15% interest in Dialoc. Saburah has also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. ("Checkpoint") resulting from litigation brought by ID Canada against Checkpoint.


On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement will be distributed to the former ID Systems shareholders. However Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry common shares under certain circumstances. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.


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

- Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

The  purchase  price  of  the  ID Systems acquisition  was  as  follows:

                                                             (in thousands)

     Value of Sentry Technology Corporation common stock     $     3,300
     Transaction  costs                                               68
                                                             -----------
     Total  purchase  price                                  $     3,368
                                                             ===========

Under the purchase method of accounting, the total purchase price as detailed above was allocated to ID System's net tangible assets and intangible assets based on their preliminary fair values as of April 30, 2004, which are as follows:

                                                             (in  thousands)

     Cash                                                    $     150
     Accounts  receivable                                        1,511
     Inventories                                                 1,264
     Prepaid  expenses  and  other  current  assets                831
     Property  and  equipment                                      470
     Deferred  charges                                              15
     Bank  debt                                                   (998)
     Accounts  payable  and  accrued  liabilities                 (540)
     Other  liabilities                                           (923)
                                                             ---------
     Net  tangible  assets                                       1,780
     Goodwill                                                    1,588
                                                             ---------
     Total  purchase  price                                  $   3,368
                                                             =========

The Company is still in the process of obtaining final support for the valuations of certain intangible assets; accordingly allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant. On an ongoing basis, Sentry will evaluate the carrying value versus the discounted cash benefit expected to be realized from the performance of the underlying operations and adjust for any impairment in value.


The Company is still in the process of obtaining final support for the valuations of certain intangible assets; accordingly allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant. On an ongoing basis, Sentry will evaluate the carrying value versus the discounted cash benefit expected to be realized from the performance of the underlying operations and adjust for any impairment in value.

Our condensed consolidated statements of operations include the revenues and expenses of ID Systems from May 1, 2004.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three month and six month periods ended June 30, 2004 and 2003 as if the acquisition had occurred at the beginning of each respective period:

                                                        Three Months Ended     Six Months Ended
                                                               June 30,            June 30,
                                                           2004      2003        2004     2003
                                                       ----------  ---------    -------  -------
                                                          (in thousands, except per share data)

Revenues. . . . . . . . . . . . . . . . . . . . . . .  $    4,880   $   3,784   $ 9,066  $ 8,629
Income (loss) before extraordinary item . . . . . . .  $       14   $      25*  $  (103) $  (439)*
Net income (loss) . . . . . . . . . . . . . . . . . .  $       14   $     547*  $  (103) $    83*
Net income (loss) per share . . . . . . . . . . . . .  $    (0.00)  $    0.00   $ (0.00) $  0.00


*The income (loss) before extraordinary item in the three and six months ended June 30, 2004 includes an income tax benefit of $348 resulting from the utilization of net operating loss carryforwards. Net income in the 2003 periods includes both the $348 tax benefit and the $522 extraordinary gain from the extinguishment of debt.


NOTE  C  --  Convertible  Debenture
-----------------------------------
On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund ("Brascan"), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential.

Key  terms  of  the  transaction  are  as  follows:

-     Four-year  term.
-     Interest  rate  of  8%.
-     Redeemable  at  Sentry's  option  after  18  months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of Brascan when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all Brascan affiliates and expects to be a supplier of security and identification products to the Brascan affiliates.
- Brascan was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
- Brascan is entitled to one seat on Sentry's Board of Directors or will participate as an observer.

The Debenture is secured by a general security interest over all the assets and properties of Sentry. The amount is subordinate to the existing CIT and Bank of Montreal credit facilities.

The proceeds of the financing, to be used primarily for working capital, were allocated between the debenture ($1,835,000) and the warrants ($165,000) based on their respective fair values in accordance with EITF 00-27 (Application of Issue 98-5 to Certain Convertible Instruments). The difference between the face value of the debenture and the allocated value will be charged to interest and financing expenses over the term of the debenture.

Certain other warrants to purchase 425,000 shares of Sentry common stock at exercise prices ranging from $0.18 to $0.20 per share were issued in conjunction with the convertible debenture. The warrants are exercisable over one to three years. The fair value of these warrants ($49,000) will be charged to operations over the life of the warrants.

As  a  condition  of  the  financing,  Sentry  also  acquired  ID  Systems.

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brascan.

Sentry requires liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of June 30, 2004. We anticipate that current cash reserves, cash generated by the operations of Sentry and its new ID Systems subsidiaries and the financing provided by the Brascan transaction and sale of stock to Saburah will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.


NOTE  D  --  Inventories
------------------------
Inventories  consist  of  the  following:

                          June  30,  2004       December  31,  2003
                          ---------------       -------------------
                                       (in  thousands)
Raw  materials             $     831               $     449
Work-in-process                  392                     283
Finished  goods                2,052                   1,123
                               -----                   -----
                           $   3,275               $   1,855
                           =========               =========



Reserves for excess and obsolete inventory totaled $2,111,000 and $2,148,000 as of June 30, 2004 and December 31, 2003, respectively and have been included as a component of the above amounts.







NOTE  E  --  Credit  Facilities
-------------------------------
On April 30, 2004, Sentry's subsidiary, ID Security Systems Canada Inc., entered into credit facilities with Bank of Montreal, replacing its former credit facility. Facility 1 is a Canadian $1.5 million (U.S. $1.1 million) Overdraft Lending Facility, which is subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the overdraft facility is payable monthly at the Bank of Montreal commercial prime lending rate (3.75% at June 30, 2004), plus 1% per annum. Facility 2 is a Canadian $250,000 (U.S. $187,000) Non-Revolving Demand Credit facility incurred to refinance an existing term loan with a previous lender. Principal payments of Canadian $6,945 plus interest are payable monthly in arrears. Borrowings under these facilities are secured by the assets of ID Systems. At June 30, 2004, approximately U.S. $974,000 was outstanding under the Bank of Montreal facilities.



NOTE  F  --  Related  Party  Transactions
-----------------------------------------
On March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share, which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note was secured by the option shares and was repayable no later than January 8, 2006. The note bore interest at prime less .75%. Mr. Murdoch satisfied the note and accrued interest as of March 31, 2004. The note had been reflected as a reduction of shareholders' equity on the balance sheet as of December 31, 2003.

On January 22, 2004, Robert Furst, a Sentry Director, made a bridge loan to the Company in the amount of $100,000. The interest rate on the loan was 15% per annum and the loan was due on or before April 30, 2004. As additional consideration for the loan, Mr. Furst received a warrant to purchase 300,000 shares of Sentry common stock at a price of $0.17 per share, which was the market price on the date of grant (valued at $3,000). The warrant expires January 21, 2009. The note was repaid in full on April 30, 2004.



NOTE  G  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at June 30, 2004 and 2003 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,499,948 and 1,615,912 shares of common stock with a weighted average exercise price of $0.59 and $0.57 were outstanding at June 30, 2004 and 2003, but were not included in the computation of diluted net loss per share because their effect would be antidilutive or immaterial.

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














                                                        Three Months Ended     Six Months Ended
                                                              June 30,             June 30,
                                                          2004       2003       2004    2003
                                                       ----------  --------   -------  -------
                                                        (in thousands, except per share data)
Net income (loss):
     As reported. . . . . . . . . . . . . . . . . . .  $     12    $   530    $ (180)   $  36
     Pro forma. . . . . . . . . . . . . . . . . . . .  $      9    $   512    $ (189)   $   -

Net income (loss) per share:
     As reported. . . . . . . . . . . . . . . . . . .  $   0.00    $  0.01    $(0.00)   $0.00
     Pro forma. . . . . . . . . . . . . . . . . . . .  $   0.00    $  0.01    $(0.00)   $0.00


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in the three or six-month periods ended June 30, 2004 or 2003.



NOTE  H  --  Subsequent  Event
------------------------------
On August 1, 2004, ID Systems and Checkpoint entered into a settlement agreement effective July 30, 2004, pursuant to which Checkpoint agreed to pay $19.95 million, in full and final settlement of claims covered by antitrust litigation. Payment in full was received on August 5, 2004. As provided when Sentry purchased ID Systems, the proceeds of the settlement will be distributed to former shareholders of ID Systems, after payment of litigation fees and expenses. The agreement includes mutual releases between the parties for complaints arising from activities prior to the date of the agreement, except for any contractual obligations and any future claims for patent, copyright or trademark infringement. The agreement is not an acknowledgement of any wrongdoing or liability by either party. A Stipulation of Dismissal has been filed with the Third Circuit Court of Appeals to finally conclude the legal proceedings.

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share has been set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Sentry's Board of Directors has exercised this option and based on the settlement amount, will sell to Saburah approximately 4.8 million shares for approximately $640,000. Sentry and its subsidiaries also expects to receive an additional $760,000 through the repayment of debt incurred by Dialoc prior to the ID Systems acquisition and the reimbursement for litigation expenses, which are recorded as assets on the balance sheet as of June 30, 2004. These transactions, totaling $1.4 million, represent the total cash flowing to Sentry directly and indirectly as a result of the Checkpoint lawsuit.


After the acquisition of ID Systems and sale of additional shares as a result of the litigation settlement, Sentry will have 120,559,724 shares of common stock outstanding. Mr. Murdoch, directly or indirectly through his ownership of Saburah, will own or control 49.5% of the outstanding common stock of Sentry.





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

Results  of  Operations:
------------------------

On April 30, 2004, Sentry purchased from Saburah Investments, Inc. all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., and all of the outstanding capital stock of ID Systems USA, Inc. (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Our condensed consolidated statements of operations include the revenues and expenses of ID Systems from May 1, 2004.


Consolidated revenues were 82% and 22% higher in the quarter and six month period ended June 30, 2004 than in the quarter and six month period ended June 30, 2003. ID Systems revenues for the two months ended June 30, 2004 were $0.9 million. Our backlog of orders, which we expect to deliver within the next twelve months, increased to $4.1 million at June 30, 2004 as compared to $3.4 million at June 30, 2003. Total revenues for the periods presented are broken out as follows:

                                 Q-2       Q-2     %         6 Mos.   6 Mos.     %
                                 2004     2003    Change      2004     2003    Change
                               -------   ------   ------    -------   ------   -------
                                (in thousands)               (in thousands)

EAS . . . . . . . . . . . . .  $ 1,136  $   546     108     $ 1,607   $1,015      58
CCTV. . . . . . . . . . . . .      970      470     106       1,569    1,947     (19)
SentryVision. . . . . . . . .    1,044      485     115       1,792      859     109
                               -------  -------  ------     -------   ------  -------
Total sales . . . . . . . . .    3,150    1,501     110       4,968    3,821      30
Service revenues and other. .    1,091      825      32       2,219    2,079       7
                               -------  -------  ------     -------   ------  -------
Total revenues. . . . . . . .  $ 4,241  $ 2,326      82     $ 7,187   $5,900      22
                               =======  =======  ======     =======   ======  =======


All of the increase in sales of EAS products in the second quarter and first six months of 2004 was attributable to ID Systems sales which totaled $0.9 million of the respective totals as compared to the same periods in the prior year. Sentry's historical comparative sales of EAS products decreased in both 2004 periods presented. While there was an increase in CCTV sales in the second quarter of 2004 as a result of higher sales to Lowe's Home Centers, there was a decrease in the six months of 2004 is a result of lower sales to two customers. In the first half of 2003, we had sales of $0.6 million to Home Depot, which did not repeat in 2004 and we lost $0.6 million in revenues in 2004 from a significant customer that decided to source their CCTV purchases directly. Direct sales of SentryVision increased in 2004, including sales to Wal-Mart UK, Target, Reno Depot and Lane Limited. Service revenues and other increased in the second quarter primarily as a result of higher revenue from CCTV and SentryVision installations than in the second quarter and first six months of 2003.

Cost of sales were 53% of total sales in both the three and six month periods ended June 30, 2004 compared to 56% and 65% in the same periods of the prior year. We have outsourced all significant manufacturing operations beginning in the second quarter of 2003, resulting in lower product costs. The decrease in the cost of sales percentage in the first six months of 2004 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing and the move to a smaller facility.



The increase in customer service expenses in the second quarter and first six months of 2004 is a primarily a result of higher sales of systems we install. We have decreased the number of customer service employees and increased the use of outside service contractors in order to better manage our total net customer service costs during fluctuations in activity levels from quarter to quarter. However, our efforts were hampered somewhat by our inability to maintain a proper level of service parts due to inadequate trade credit and financial resources during the first six months of 2004, which resulted in inefficiencies. As a result of our recent financing, we have recently restocked our service parts inventory enabling us to deliver service in a more timely and efficient manner.

Selling, general and administrative expenses were 43% and 17% higher in the three and six month periods ended June 30, 2004 when compared to the same periods of the previous year primarily as a result of the ID Systems merger. However, as a percent of total revenues, total costs decreased.

We dedicated the same amount to research and development in the second quarter and first six months of 2004 when compared to the second quarter and first six months of 2003.

As a result of the restructuring of operations, the increase in sales activity levels and the merger with ID Systems, we were able to show operating income of $120,000 and $53,000 in the three and six month periods ended June 30, 2004 as compared to operating losses of $188,000 and $492,000 in the same periods of 2003.

Total interest and financing costs decreased in the second quarter and first six months of 2004, principally as a result of lower capital lease interest due to the cancellation of the sale and leaseback agreement on our former headquarters facility.

In the second quarter of 2003, the Company entered into a settlement with certain of its vendors for past due obligations which resulted in a gain of approximately $522,000 (net of $348,000 income taxes) which represents the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement.

In 2004, the income tax provision results from taxable income of our ID Systems subsidiary, which cannot be offset by Sentry's net operating loss carryforwards. In 2003, the $348,000 income tax provision recognized on the extraordinary gain was offset by an equivalent income tax benefit generated from the current period's loss from operations and the utilization of net operating loss carryforwards.

As a result of the foregoing, Sentry had net income of $12,000 and a net loss of $180,000 in the quarter and first six months ended June 30, 2004 as compared to net profits of $530,000 and $36,000 in the quarter and six months ended June 30, 2003.

Liquidity  and  Capital  Resources  as  of  June  30,  2004

In the second quarter of 2003, to address our reduced revenue levels, decreased financial position and recurring operating losses, our Board of Directors approved a 2003 restructuring plan to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. We were successful in implementing many changes to our business plan during 2003 including the downsizing of operations and relocation to smaller facilities, the negotiations with past due trade creditors and former landlord, the outsourcing of manufacturing and the expansion of our Service Partner program to augment service and installations. The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

Over the last several years, our largest shareholder, Dialoc ID Holdings B.V. ("Dialoc") was not able to provide us with additional financial support. On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. ("Saburah") acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Peter L. Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is also a long-standing member of Sentry's Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, have resigned from Sentry's Board of Directors.


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

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.


The purchase price of the acquisition was approximately $3.4 million representing $3.3 million in the value of Sentry common stock issued and $0.1 in transaction expenses. Sentry will acquire $1.8 million in net tangible assets and assign the remaining $1.6 million to goodwill. (See Note B to the condensed consolidated financial statements). On an ongoing basis, Sentry will evaluate the carrying value of the goodwill versus the discounted cash benefit expected to be realized from the performance of the underlying operations and adjust for any impairment in value.

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

On April 30, 2004, ID Systems entered into new credit facilities with maximum availability of Canadian $1.75 million (U.S. $1.3 million) with the Bank of Montreal. The facilities provide working capital for ID Systems and all borrowings  are  secured  by  the  assets  of  ID  Systems.

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

Key  terms  of  the  transaction  are  as  follows:

-     Four-year  term.
-     Interest  rate  of  8%.
-     Redeemable  at  Sentry's  option  after  18  months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of Brascan when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all Brascan affiliates and expects to be a supplier of security and identification products to the Brascan affiliates.
- Brascan was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
- Brascan is entitled to one seat on Sentry's Board of Directors or will participate as an observer.

The Debenture is secured by a general security interest over all the assets and properties of Sentry. The amount is subordinate to the existing CIT and Bank of Montreal credit facilities.

Sentry  also  acquired  ID  Systems  as  a  condition  of  the  financing.

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brascan.

As of June 30, 2004, we had borrowings of approximately $1.9 million with CIT, the maximum amount available under the revolving credit facility and $1.0 million with the Bank of Montreal. Through the first half of 2004, most of our trade vendors continued to require cash in advance or COD payments for our purchases. Prior to the Brascan financing, we had to supplement our borrowings under the CIT credit facility with expensive purchase order financing through EPK Financial Corporation ("EPK"). As a result of the Brascan financing, during the second quarter of 2004, we repaid all amounts owed to EPK and discontinued our use of this facility.

On August 1, 2004, ID Systems and Checkpoint entered into a settlement agreement effective July 30, 2004, pursuant to which Checkpoint agreed to pay $19.95 million, in full and final settlement of claims covered by the antitrust litigation. Payment in full was received on August 5, 2004. As provided when Sentry purchased ID Systems, the proceeds of the settlement will be distributed to former shareholders of ID Systems, after payment of litigation fees and expenses. The agreement includes mutual releases between the parties for complaints arising from activities prior to the date of the agreement, except for any contractual obligations and any future claims for patent, copyright or trademark infringement. The agreement is not an acknowledgement of any wrongdoing or liability by either party. A Stipulation of Dismissal has been filed with the Third Circuit Court of Appeals to finally conclude the legal proceedings.

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry agreed that Sentry may require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share was set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Sentry's Board of Directors has exercised this option and based on the settlement amount, will sell to Saburah approximately 4.8 million shares for $640,000. Sentry also expects to be reimbursed for legal costs advanced by ID Systems, as well as for loans and trade receivables of approximating $760,000, which are recorded as assets on the balance sheet as of June 30, 2004. These transactions, totaling $1.4 million, represent the cash flowing to Sentry directly and indirectly as a result of the Checkpoint lawsuit.


After the acquisition of ID Systems and sale of additional shares as a result of the litigation settlement, Sentry will have 120,559,724 shares of common stock outstanding. Mr. Murdoch, directly or indirectly through his ownership of Saburah, will own or control 49.5% of the outstanding common stock of Sentry.


We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of June 30, 2004. We anticipate that current cash reserves, cash generated by the operations of Sentry and its new ID Systems subsidiaries, as well as the financing provided by the Brascan transaction and the sale of stock to Saburah will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months. As a result of the financing, Sentry will no longer need to use the expensive purchase order financing provided by EPK in order to finance inventory purchases. As well, by agreement with CIT, the previous monthly costs for outside management consultants were also eliminated as of May 2004.


Related  Party  Transactions
----------------------------
Details  of  related  party  transactions  are  included  in Note F of this Form
10-QSB.


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










PART  II  -  OTHER  INFORMATION
-------------------------------

Item  1.  Legal  Proceedings

ID  Security  Systems  Canada  Inc.  versus  Checkpoint  Systems,  Inc.

On May 24, 2002, the jury in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by plaintiff ID Security Systems Canada Inc. ("ID Systems") against Checkpoint Systems, Inc. ("Checkpoint"), held against ID Systems on the plaintiff's claim for Monopolization of Commerce, but in favor of the ID Systems on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held in favor of the ID Systems on two tort claims related to tortious interference and unfair competition. Judgment was entered on the verdict in favor of the plaintiff, after trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

On March 28, 2003, the Court issued an order that vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. Checkpoint subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Checkpoint's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court stayed execution of the judgment upon the posting of a bond in the amount of $11.3 million by Checkpoint.

Both ID Systems and Checkpoint filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Oral arguments for these appeals were heard on March 30, 2004.

On August 1, 2004, ID Systems and Checkpoint entered into a settlement agreement effective July 30, 2004, pursuant to which Checkpoint agreed to pay $19.95 million, in full and final settlement of claims covered by the litigation. Payment in full was received on August 5, 2004. As provided when Sentry purchased ID Systems, the proceeds of the settlement will be distributed to former shareholders of ID Systems, after payment of litigation fees and expenses. The agreement includes mutual releases between the parties for complaints arising from activities prior to the date of the agreement, except for any contractual obligations and any future claims for patent, copyright or trademark infringement. The agreement is not an acknowledgement of any wrongdoing or liability by either party. A Stipulation of Dismissal has been filed with the Third Circuit Court of Appeals to finally conclude the legal proceedings.


Item  5  -  Other  Information
==============================

See  Note  B  to  the  condensed  consolidated  financial  statements.
======================================================================


Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

10.1 - Loan Agreement between ID Security Systems Canada Inc. and Bank of Montreal dated April 30, 2004.

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

(b) Reports on Form 8-K - There were no Reports on Form 8-K filed in the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SENTRY  TECHNOLOGY  CORPORATION
                                -------------------------------


Date:     August  16,  2004     By:     /S/   PETER  J.  MUNDY
          -----------------             ----------------------
                                        Peter  J.  Mundy,  Vice  President
                                        -- Finance and  Chief Financial Officer
                                        (Principal  Financial  and
                                              Accounting  Officer)

                                                                    EXHIBIT 10.1

                              [GRAPHIC  OMITTED]


Branch  of  Account: First Canadian Place, Toronto, Ontario     Transit No. 0002
-----------------------------------------------------------     ----------------

                                                      OPERATING  LOAN  AGREEMENT
BANK  OF  MONTREAL                            WITH  AVAILMENT  IN  CDN.  DOLLARS
                                              (for  use  in all Provinces except
                                                                         Quebec)

To: Bank of Montreal                                        Date: April 30, 2004

     The undersigned hereby requests the Bank of Montreal (the "Bank") to provide a credit facility to the undersigned, subject to the following terms and conditions:

1.     DEFINED  TERMS

     In  this Agreement, unless the subject matter or context otherwise require:

1.01     "Account"  shall  mean  the  Canadian Dollar Account or the U.S. Dollar
          --------
          Account,  whichever  is  applicable.

1.02     "Canadian Dollar Account"/ "U.S. Dollar Account" shall mean Account No.
          -----------------------    -------------------
          __________________  at  the  branch  designated  above.

1.03     "Facility  Fee"  shall  mean  a  fixed  monthly  fee  of  $  350.00.
          -------------

1.04     "Loan"  shall  mean at any time the aggregate of all amounts debited to
          ----
          the Account (including without limitation cheques, transfers, withdrawals, interest, costs, charges and fees) in excess of the aggregate of all amounts credited to the Account for which the Bank has given value. Amounts debited or credited to the Canadian Dollar Account shall be denominated in Canadian dollars while amounts debited or credited to the U.S. Dollar Account shall be denominated in U.S. dollars.

1.05     "Loan  Limit"  shall  mean  One  Million  Five  Hundred
          -----------
          Thousand--------------------00/100  Canadian ($ 1,500,000.00 ) or such lesser amount as may be calculated by the Bank from time to time under the Lending Margin Calculation, if any, set out in the Addendum hereto.

1.06     "Loan  Rate"  shall  mean  in respect of a Canadian Dollar Loan, a rate
          ----------
          equal  to  the  Bank's Prime Rate plus one per cent (1.00%) per annum.


1.07     "Prime  Rate"  shall  mean  the  floating  annual  rate  of  interest
          -----------
          established from time to time by the Bank as the reference rate it will use to determine the rate of interest payable to the Bank by borrowers from the Bank in Canadian dollars in Canada and designated by the Bank as its Prime Rate. The Prime Rate on the date hereof is ___________________ per cent ( ______%) per annum.


1.09     "Overdraft  Rate"  shall  mean  the annual rate of interest established
          ---------------
          from time to time by the Bank as the interest rate it will use to calculate the interest payable on overdrawn accounts and designated by the Bank as the "Overdraft Rate". The Overdraft Rate on the date hereof is twenty one per cent ( 21.00%) per annum.

2.     ACCOUNT

2.01 The undersigned may from time to time draw cheques on the Account, subject to the terms hereof. Cheques drawn on the Canadian Dollar Account shall be drawn in Canadian dollars; cheques drawn on the U.S. Dollar Account shall be drawn in U.S. dollars.






2.02 The undersigned shall not at any time permit the Loan to exceed the Loan Limit and shall use the Account for business purposes only.

2.03 The Bank is authorized to debit the Canadian Dollar Account and the U.S. Dollar Account for all fees and interest required hereunder and for all costs, charges and expenses referred to in paragraph 8.01 and in any other agreement(s) the undersigned has entered into with the Bank.



3.     FACILITY  FEE

3.01 The undersigned shall pay the Facility Fee to the Bank, in the currency of the applicable Account, on the last day of each month in addition to all other fees applicable to the Account. Notwithstanding paragraph 1.03, the amount of the Facility Fee shall be determined by the Bank from time to time. The Facility Fee shall be payable for the credit facility provided hereunder and for other standard reporting services provided by the Bank in connection with the Account.


4.     INTEREST

4.01 The undersigned shall, both before and after demand or judgment, pay interest at the Loan Rate on the daily closing balance of the Loan up to the Loan Limit, such interest to be calculated and payable monthly on the last day of each month.


4.02 The undersigned shall, both before and after demand or judgment, pay interest at the Overdraft Rate on the amount of any daily closing balance of the Loan in excess of the Loan Limit, such interest to be calculated and payable monthly on the last day of each month, but nothing herein shall oblige the Bank to permit the Loan to exceed the Loan Limit.


5.     OTHER  PAYMENTS

5.01 If any change occurring after the date of this Agreement in any law or in any interpretation or application thereof by any governmental authority charged with the administration thereof or compliance with any guideline, request or requirement from any fiscal, monetary or other authority (whether or not having the force of law) shall either
          (i) impose, modify, assess or deem applicable any reserve, special deposit, assessment or similar requirement on account of or with respect to the credit facility provided by the Bank under this Agreement or (ii) impose on the Bank any other condition, restriction, limitation or (iii) make the Bank liable for any payment or tax of any kind whatsoever or change the basis of taxation of payments to the Bank of principal, interest, fees or any other amount payable under this Agreement(except for changes in the rate of tax on the overall net income, profit or gains of the Bank) and the result of any of the foregoing is to increase the cost to the Bank of providing the credit facility under this Agreement or to reduce any amount otherwise receivable by the Bank under this Agreement on account of or with respect to the credit facility provided by the Bank hereunder, then the undersigned agrees, within ten days after any demand by the Bank, to commence paying to the Bank amounts sufficient to reimburse the Bank against such increased cost or such liability.



6.     DEMAND  AND  TERMINATION

6.01 The undersigned shall pay the Loan to the Bank ON DEMAND. The Bank may at any time terminate the credit facility provided hereunder and demand payment of the Loan by notice as herein provided.

6.02 THE BANK MAY REFUSE TO HONOR ANY CHEQUE OR PERMIT ANY TRANSFER OR WITHDRAWAL FROM THE ACCOUNT UPON (A) ANY FAILURE OF THE UNDERSIGNED TO PERFORM OR SATISFY ANY TERM OR CONDITION HEREOF, (B) ANY DEFAULT BY THE UNDERSIGNED IN THE PERFORMANCE OF ANY OBLIGATION OF THE UNDERSIGNED TO THE BANK WHETHER CONTAINED HEREIN OR OTHERWISE, (C) THE DEATH OF ANY GUARANTOR OF ANY INDEBTEDNESS OF THE UNDERSIGNED OR RECEIPT BY THE BANK OF NOTICE OF TERMINATION OF ANY GUARANTEE OF ANY INDEBTEDNESS OF THE UNDERSIGNED OR (D) ANY DEMAND FOR PAYMENT OF THE LOAN, WHETHER OR NOT ANY TIME PERIOD HAS LAPSED AFTER THE TIME OF THE DEMAND.



7.     DOCUMENTATION

7.01 The undersigned shall deliver to the Bank from time to time, promptly on request, in form and substance satisfactory to the Bank:

        (a)     any  security  required  by  the  Bank;  and

        (b) all other documents and information required by the Bank including, if applicable, all documentation and information listed in the Addendum.

7.02 Any security document delivered hereunder shall be held as additional security for the indebtedness of the undersigned for the Loan, and not in substitution or in satisfaction thereof.

7.03 The Bank's statements of the Account at any time shall constitute prima facie evidence of the Loan.

7.04 The undersigned will immediately notify the Bank if any guarantor of the indebtedness of the undersigned to the Bank dies.


8.     COSTS

8.01 The undersigned shall pay all reasonable costs, charges and expenses incurred by the Bank in the preparation or enforcement of this Agreement or any security required hereunder.


9.     NOTICES

9.01 The Bank shall not be required to notify the undersigned of changes to either the Prime Rate or the U.S. Base Rate, and shall not be required to notify the undersigned of changes to the Overdraft Rate or in the Bank's calculations of the Lending Margin Calculation, if any.


9.02 Any request for any document or information, notice of termination, demand for payment or other notice to be sent by the Bank to the undersigned in connection with this Agreement or the Account may be delivered to the undersigned (or any one of them, if more than one), or mailed by prepaid ordinary mail to the undersigned (or any one of them, if more than one) at the last known address for the undersigned (or any one of them, if more than one) in the Bank's records, and the undersigned shall be deemed to have received such request or notice on the date of delivery, if delivered, and four (4) days after mailing, if mailed.



10.     GENERAL

10.01 The provisions of the Addendum, if any, shall be incorporated into this Agreement and form part hereof.

10.02 This Agreement shall be binding upon the undersigned and the respective executors, administrators, successors and assigns of the undersigned, but the undersigned shall not assign any of the rights or obligations of the undersigned hereunder without the prior written consent of the Bank.

10.03 The failure of either the undersigned or the Bank to require performance by the other of any provision hereof shall in no way affect the right thereafter to enforce such provision; nor shall the waiver by either party of any breach of any covenant, condition or proviso of this Agreement or any other agreement between the Bank and the undersigned be taken or held to be a waiver of any further breach of the same covenant, condition or proviso.

10.04 This Agreement shall be in addition to and not in substitution for any other agreement between the undersigned and the Bank.

10.05 The undersigned will execute, and agrees to be bound by the terms and conditions contained in, the Bank's standard form of Operation of Account Agreement or appropriate form of current account authority.
          Without limiting the generality of the foregoing, the undersigned agrees that any statement of the Account provided to the undersigned shall be deemed to be a correct and accurate statement of the Loan as at the date of the statement, unless the undersigned has notified the Bank of errors, irregularities or omissions within the thirty day period specified in the Operation of Account Agreement or current account authority.



10.06 All payments relating to the Loan made by the undersigned pursuant to this Agreement shall be paid in the currency in which the Loan is outstanding. All other amounts owing hereunder shall be paid in Canadian dollars except as otherwise herein agreed.

     In the event the Bank is required to recover any amount owing hereunder by way of judicial proceeding, all amounts owing hereunder shall be payable in Canadian dollars. Notwithstanding the foregoing, the obligation of the undersigned under this Agreement to make payments in U.S. dollars shall not be discharged or satisfied by any tender or recovery pursuant to any judgment expressed in or converted into Canadian dollars except to the extent that such tender or recovery shall result in the effective receipt by the Bank of the full amount of U.S. dollars so payable hereunder. Accordingly, the obligation of the undersigned shall be enforceable as an alternative or additional cause of action for the purpose of recovery in Canadian dollars of the amount (if any) by which such effective receipt shall fall short of the full amount of U.S. dollars so payable hereunder and shall not be affected by any judgment being obtained for any other sums due hereunder.

     For purposes of recovery by the Bank of amounts debited to the U.S. Dollar Account, the Canadian Dollar Equivalent Amount shall apply. "Canadian Dollar
                                                                 ---------------
Equivalent  Amount" shall mean, on any date, the amount of Canadian dollars into
------------------
which U.S. dollars may be converted at the Bank's applicable noon spot buying rate on the date such conversion is made.

10.07     Time  shall  be  of  the  essence  of  this  Agreement.

10.08 If more than one person signs this Agreement, the obligations of the undersigned are joint and several and the Bank is authorized to honour any cheque drawn on the Account or pay any withdrawal from the Account to create or increase the Loan if any such cheque or withdrawal request is signed by one of the undersigned.

10.09 It is the express wish of the parties that this Agreement and any related documents be drawn up and executed in English. Les parties conviennent que la pr sente convention et tous les documents s'y rattachant soient r dig s et sign s en anglais.


As  at  April  30,  2004.

                                  Customer:  ID  Security  Systems  Canada  Inc.
                                  ----------------------------------------------

                                  By:       /s/  Peter  L.  Murdoch
                                            President


(To be signed by Account Holder(s), or by authorized signing officer(s) in the case of corporations, societies, lodges, etc. In the case of corporations affix seal where applicable.)

                                   ADDENDUM TO
                            OPERATING LOAN AGREEMENT

LENDING  MARGIN  CALCULATION

     The following Lending Margin Calculation is applicable to the attached Operating Loan Agreement. The calculation and the amount of the Lending Margin Calculation is in the sole and complete discretion of the Bank, and in cases of dispute, the Lending Margin Calculation calculated by the Bank shall prevail.

     The  Lending  Margin  Calculation  shall  be  an  amount  equal  to:

If  not  applicable,  insert  N/A

Operating Advances are at all times to be contained within 75% of the Bank's estimated worth of good quality assigned Canadian domiciled accounts receivable, plus, 60% of the Bank's estimated worth of good quality assigned U.S. domiciled accounts receivable after deducting accounts past due 60 days and over, foreign accounts, inter-company accounts, deemed trusts arising from unpaid taxes and government remittances, contra accounts, accounts in dispute, and any other unacceptable accounts.

Plus 50% of the Account Manager's valuation of assigned raw material and finished goods inventory located in Ontario which is free of encumbrances, after deducting work-in-process, on consignment and prior claims. The margin value of inventory is not to exceed one third (1/3) of the margin value assigned to accounts receivable.







IF NOT APPLICABLE, INSERT N/A


     Documentation:

     The  Borrower  shall  deliver  to  the  Bank  the  following:

1. Certified aged accounts receivable and accounts payable listing for the Borrower, and guarantors as appropriate, illustrating rebates, discounts, allowance for returns, allowance for doubtful accounts, contra accounts, set-off amounts due from related parties to be submitted within 25 days of month end;

2. Certified listing of inventory to be submitted within 25 days of month end;

3. Quarterly in-house combined financial statements for the ID Security Systems Group to be provided within 45 days of each fiscal quarter end;

4. Annual audited combined year end financial statements for the ID Security Systems Group within 120 days of fiscal year end;

5. Annual un-combined audited year end financial statements for ID Security Systems Canada Inc., ID Systems USA Inc., Custom Security Industries Inc., and ID Systems Do Brazil within 120 days of fiscal year end;

6. Annual combined financial projections for the ID Security Systems Group including balance sheet, income statement, and cash flow statements to be submitted within 120 days of fiscal year end.

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


                              /s/  PETER  L.  MURDOCH
                          ---------------------------------------------
                              Peter  L.  Murdoch
                              President  and  Chief  Executive  Officer

August  16,  2004

SECTION  302  CERTIFICATION:


Exhibit  31.2

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


                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

August  16,  2004

SECTION  906  CERTIFICATION:


Exhibit  32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                               Peter  L.  Murdoch
                               President  and  Chief  Executive  Officer

                               August  16,  2004


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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to Section 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              August  16,  2004


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