Form 10QSB
period 2004-09-30
SENTRY TECHNOLOGY CORP
filed 2004-11-15
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                    For the quarter ended September 30, 2004

                                       OR

[    ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

             For the transition period from __________ to __________


                 Commission File Number                  1-12727
                                                       ----------


                           SENTRY TECHNOLOGY CORPORATION
                           -----------------------------
        (Exact name of small business issuer as specified in its charter)


       Delaware                                        96-11-3349733
     ----------                                        -------------
(State  or  other  jurisdiction  of               (I.R.S. Employer
incorporation  or organization)                      Identification No.)


      1881  Lakeland  Avenue,  Ronkonkoma,  NY                       11779
   ----------------------------------------------                    -----
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

Yes     X          No
        -


As of November 15, 2004, there were 120,548,804 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                                     Page  No.
                                                                     ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     September  30,  2004  and  December  31,  2003                      3

     Condensed  Consolidated  Statements  of  Operations  --
     Three  Months  Ended  September  30,  2004  and  2003
     and  Nine  Months  Ended  September  30,  2004  and  2003           4

     Consolidated  Statements  of  Cash  Flows  --
     Nine  Months  Ended  September  30,  2004  and  2003                5

     Notes  to  Condensed  Consolidated  Financial
     Statements  -  September  30,  2004                             6  -  11


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations             12  -  17


Item  3.     Controls  and  Procedures                                  17



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                      18


Signatures                                                              18

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                                September 30,    December 31,
                                                                          2004            2003
                                                                ---------------  --------------

ASSETS
--------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $        1,446   $         210
  Accounts receivable, less allowance for doubtful
     accounts of $413 and $304, respectively . . . . . . . . .           3,469           1,482
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .           3,384           1,855
  Prepaid expenses and other current assets. . . . . . . . . .             410             126
                                                                ---------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .           8,709           3,673

PROPERTY, PLANT AND EQUIPMENT, net . . . . . . . . . . . . . .             658             209
GOODWILL                                                                 1,697             ---
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .             558             211
                                                                ---------------  --------------

                                                                $       11,622   $       4,093
                                                                ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan . . . . . . . . . . .  $        2,904   $       1,515
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .             806             566
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .           1,258           1,601
  Obligations under capital leases - current portion . . . . .               5               5
  Deferred income. . . . . . . . . . . . . . . . . . . . . . .             150             271
                                                                ---------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . .           5,123           3,958

NOTES PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . .             218             247
OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion. . . . . . . . . . . . . . . . . . . . .               9              13
CONVERTIBLE DEBENTURES                                                   1,852             ---
MINORITY INTEREST                                                          951             ---
                                                                ---------------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .           8,153           4,218

SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .             116              86
  Additional paid-in capital . . . . . . . . . . . . . . . . .          48,144          44,658
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . .         (44,890)        (44,749)
  Note receivable from shareholder                                         ---            (120)
  Equity adjustment from foreign currency translation                       99             ---
                                                                ---------------  --------------
    Total shareholders' equity (deficit) . . . . . . . . . . .           3,469            (125)
                                                                ---------------  --------------
                                                                $       11,622   $       4,093
                                                                ===============  ==============

See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)




                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30                September 30

                                                                   2004        2003           2004        2003
                                                                   ----        ----           ----        ----

REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,577      $ 3,784         $ 11,764   $ 9,684

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .    1,915        1,490            4,538     3,979
  Customer service expenses. . . . . . . . . . . . . . . . . .    1,100        1,094            3,220     2,912
  Selling, general and administrative expenses . . . . . . . .    1,064          976            3,115     2,726
  Research and development . . . . . . . . . . . . . . . . . .      266          157              606       492
                                                                --------     --------        --------   -------

                                                                  4,345        3,717           11,479    10,109
                                                                --------     --------        --------   -------

OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . . .      232           67              285      (425)

INTEREST AND FINANCING EXPENSES. . . . . . . . . . . . . . . .      105          171              309       513
                                                                --------     --------        --------   -------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . . . .      127         (104)             (24)     (938)

INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . . . . . . . .       62         (143)              77      (491)
                                                                --------     --------        --------   -------

INCOME (LOSS) BEFORE MINORITY INTEREST
     AND EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . .       65           39             (101)     (447)

MINORITY INTEREST                                                   (25)         ---              (40)      ---
                                                                --------     --------        --------   -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . .       40           39             (141)     (447)

EXTRAORDINARY ITEM - Gain on extinguishment
  of debt, net of $143 and $491  income taxes                       ---          215              ---       737
                                                                --------     --------        --------   -------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . .  $    40          254         $   (141)  $   290
                                                                ========     ========        ========   =======

NET INCOME (LOSS) PER SHARE
Income (loss) before extraordinary item. . . . . . . . . . . .  $  0.00         0.00         $  (0.00)  $ (0.01)
Extraordinary item . . . . . . . . . . . . . . . . . . . . . .     0.00         0.00             0.00      0.01
                                                                --------     --------        --------   -------
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . .  $  0.00         0.00         $  (0.00)  $  0.00
                                                                ========     ========        ========   =======

WEIGHTED AVERAGE SHARES
  Basic and diluted. . . . . . . . . . . . . . . . . . . . . .  115,753       85,656          102,457    83,619
                                                                ========     ========        ========   =======


See notes to the condensed consolidated financial statements.

SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)





                                                                           Nine Months Ended
                                                                             September 30,
                                                                          -------------------
                                                                                2004      2003
                                                                          ----------  --------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .          $     (141)  $   290
  Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .                 167       244
     Provision for bad debts . . . . . . . . . . . . . . . . . .                  20        38
     Non-cash consideration                                                       85       ---
     Minority interest in net income of consolidated subsidiary                   40       ---
     Extraordinary gain on extinguishment of debt                                ---    (1,228)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . .                (648)     (510)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .                (247)      948
     Accounts payable and other current assets and liabilities .                 (51)      422
                                                                          ----------  --------

    Net cash (used in) provided by operating activities. . . . .                (775)      204
                                                                          -----------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net . . . . . . . .                 (70)      (23)
  Intangibles. . . . . . . . . . . . . . . . . . . . . . . . . .                (328)      (12)
  Net cash provided by the acquisition of ID Systems                              31       ---
                                                                          -----------  --------

    Net cash used in investing activities. . . . . . . . . . . .                (367)      (35)
                                                                          -----------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the revolving line
     of credit and term loan . . . . . . . . . . . . . . . . . .                 382      (172)
  Proceeds from bridge loan                                                      100       ---
  Repayment of bridge loan                                                      (100)      ---
  Proceeds from convertible debentures and warrants                            2,000       ---
  Repayment of obligations under capital leases. . . . . . . . .                  (4)      (53)
  Proceeds from sale of stock, net                                               ---         5
                                                                          -----------  --------

    Net cash provided by (used in) financing activities. . . . .               2,378      (220)
                                                                          -----------  --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .               1,236       (51)

CASH AND CASH EQUIVALENTS, at beginning of period. . . . . . . .                 210       266
                                                                          -----------  --------
CASH AND CASH EQUIVALENTS, at end of period. . . . . . . . . . .          $    1,446   $   215
                                                                          ===========  ========


See notes to the condensed consolidated financial statements.




SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2004


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


NOTE  B  --  Capital  Transactions  and  ID  Systems  Acquisition
-----------------------------------------------------------------
Over the last several years, our largest shareholder, Dialoc ID Holdings B.V. ("Dialoc") was not able to provide us with additional financial support. On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. ("Saburah") acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is a long-standing member of Sentry's Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, resigned from Sentry's Board of Directors.

In addition to the purchase of Sentry's common shares, Saburah also acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA Inc. ("ID Systems"). The price paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration was approximately $3.6 million plus the surrender of Murdoch's 15% interest in Dialoc. Saburah also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. ("Checkpoint") resulting from litigation brought by ID Canada against Checkpoint.

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement will be distributed to the former ID Systems' shareholders. However Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry common shares under certain circumstances. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

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

The  purchase  price  of  the  ID  Systems  acquisition  was  as  follows:
                                       (in  thousands)
     Value  of  Sentry  Technology
       Corporation  common  stock       $     3,300
     Transaction  costs                          88
                                        -----------
     Total  purchase  price             $     3,388
                                        -----------

Under the purchase method of accounting, the total purchase price as detailed above was allocated to ID System's net tangible assets and intangible assets based on their preliminary fair values as of April 30, 2004, which are as follows:

                                                     (in  thousands)
     Cash                                              $     119
     Accounts  receivable                                  1,309
     Inventories                                           1,232
     Prepaid  expenses  and  other  current  assets          794
     Property  and  equipment                                458
     Deferred  charges                                        69
     Bank  debt                                             (998)
     Accounts  payable  and  accrued  liabilities           (449)
     Other  liabilities                                     (843)
                                                       ----------
     Net  tangible  assets                                 1,691
     Goodwill                                              1,697
                                                       ----------
     Total  purchase  price                            $   3,388
                                                       ==========

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

The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three month and nine month periods ended September 30, 2004 and 2003 as if the acquisition had occurred at the beginning of each respective period:


                              Three  Months  Ended       Nine  Months  Ended
                                  September  30,             September  30,
                              2004         2003           2004        2003
                              ----         ----           ----        ----
                                  (in  thousands,  except  per  share  data)

Revenues                    $ 4,577      $ 5,534        $13,347       $14,163
Income (loss) before
   extraordinary  item      $    40      $   235**      $  (358)*     $  (204)**
Net income (loss)           $    40      $   450**      $  (358)      $   533**
Net income (loss) per share $  0.00      $  0.00        $ (0.00)      $  0.00


* The income before extraordinary item in the nine months ended September 30, 2004 includes a preacquisition write down of $256,000 related to ID Systems' Brazilian subsidiary.
** The income (loss) before extraordinary item in the three and nine months ended September 30, 2003 includes an income tax benefit of $143 and $491, respectively, resulting from the utilization of net operating loss carryforwards. Net income in the 2003 periods includes both the income tax benefit and the extraordinary gains of $215 and $737, respectively, from the extinguishment of debt.

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

The proceeds of the financing, to be used primarily for working capital, were allocated between the debenture ($1,835,000) and the warrants ($165,000) based on their respective fair values in accordance with EITF 00-27 (Application of Issue 98-5 to Certain Convertible Instruments). The difference between the face value of the debenture and the allocated value is being charged to interest and financing expenses over the term of the debenture.

Certain other warrants to purchase 425,000 shares of Sentry common stock at exercise prices ranging from $0.18 to $0.20 per share were issued in conjunction with the convertible debenture. The warrants are exercisable over one to three years. The fair value of these warrants ($49,000) is being charged to operations over the life of the warrants.

As  a  condition  of  the  financing,  Sentry  also  acquired  ID  Systems.

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brascan.

Sentry requires liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of September 30, 2004. We anticipate that current cash reserves, cash generated by the operations of Sentry and its new ID Systems' subsidiaries and the financing provided by the Brascan transaction and sale of stock to Saburah will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.


NOTE  D  --  Inventories
------------------------
Inventories  consist  of  the  following:
                              September  30,  2004          December  31,  2003
                              --------------------          -------------------
                                               (in  thousands)
Raw  materials                     $     1,159                   $     449
Work-in-process                            298                         283
Finished  goods                          1,927                       1,123
                                         -----                       -----
                                   $     3,384                   $   1,855
                                   =     =====                   =   =====

Reserves for excess and obsolete inventory totaled $1,737,000 and $2,148,000 as of September 30, 2004 and December 31, 2003, respectively and have been included as a component of the above amounts.




NOTE  E  --  Credit  Facilities
-------------------------------
On April 30, 2004, Sentry's subsidiary, ID Security Systems Canada Inc., entered into credit facilities with Bank of Montreal, replacing its former credit facility. Facility 1 is a Canadian $1.5 million (U.S. $1.2 million) Overdraft Lending Facility, which is subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the overdraft facility is payable monthly at the Bank of Montreal commercial prime lending rate (3.75% at September 30, 2004), plus 1% per annum. Facility 2 is a Canadian $250,000 (U.S. $198,000) Non-Revolving Demand Credit facility incurred to refinance an existing term loan with a previous lender. Principal payments of Canadian $6,945 plus interest are payable monthly in arrears. Borrowings under these facilities are secured by the assets of ID Systems. At September 30, 2004, approximately U.S. $1,030,000 was outstanding under the Bank of Montreal facilities.


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



NOTE  G  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at September 30, 2004 and 2003 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,499,948 and 1,598,424 shares of common stock with a weighted average exercise price of $0.59 and $0.57 were outstanding at September 30, 2004 and 2003, but were not included in the computation of diluted net loss per share because their effect would be antidilutive or immaterial.

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

If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                        2004          2003            2004      2003
                                                       ------      -------           -------   ------
                (in thousands, except per share data)

Net income (loss):
     As reported. . . . . . . . . . . . . . . . . . .  $   40      $   254           $ (141)   $ 290
     Pro forma. . . . . . . . . . . . . . . . . . . .  $   37      $   233           $ (154)   $ 254

Net income (loss) per share:
     As reported. . . . . . . . . . . . . . . . . . .  $ 0.00      $  0.00           $(0.00)   $0.00
     Pro forma. . . . . . . . . . . . . . . . . . . .  $ 0.00      $  0.00           $(0.00)   $0.00



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted in the three or nine-month periods ended September 30, 2004 or 2003.


NOTE  H  -Litigation  Settlement  and  Subsequent  Event
--------------------------------------------------------
On August 1, 2004, ID Systems and Checkpoint entered into a settlement agreement effective July 30, 2004, pursuant to which Checkpoint agreed to pay $19.95 million in full and final settlement of claims covered by antitrust litigation. Payment in full was received on August 5, 2004. As provided when Sentry purchased ID Systems, the proceeds of the settlement were distributed to former shareholders of ID Systems, after payment of litigation fees and expenses. The agreement includes mutual releases between the parties for complaints arising from activities prior to the date of the agreement, except for any contractual obligations and any future claims for patent, copyright or trademark infringement. The agreement is not an acknowledgement of any wrongdoing or liability by either party. A Stipulation of Dismissal has been filed with the Third Circuit Court of Appeals to finally conclude the legal proceedings. During the third quarter of 2004, Sentry and its subsidiaries received $753,000 through the repayment of debt incurred by Dialoc prior to the ID Systems acquisition and the reimbursement for litigation expenses.

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry agreed that Sentry might require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share has been set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Sentry's Board of Directors exercised this option and based on the settlement amount, Sentry sold to Saburah approximately 4.8 million shares for $641,000 on November 5, 2004. The transaction will be recorded in Sentry's fourth quarter financial statements.

After the acquisition of ID Systems and sale of additional shares as a result of the litigation settlement, Sentry will have 120,548,804 shares of common stock outstanding. Mr. Murdoch, directly or indirectly through his ownership of Saburah, will own or control 49.5% of the outstanding common stock of Sentry.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

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

Consolidated revenues were 21% higher in the both the quarter and nine month periods ended September 30, 2004 than in the quarter and nine month periods ended September 30, 2003. ID Systems' revenues for the third quarter and five months ended September 30, 2004 were $1.5 and $2.4 million. Our backlog of orders, which we expect to deliver within the next twelve months, was $3.2 million at September 30, 2004 as compared to $4.4 million at September 30, 2003. Total revenues for the periods presented are broken out as follows:
















                                          Q-3       Q-3   %         9 Mos.  9 Mos.   %
                                          2004     2003  Change       2004    2003  Change
                               ---------------  -------  -------  --------  ------  -------
                                        (in thousands)               (in thousands)

EAS . . . . . . . . . . . . .  $         1,783  $   490     264   $  3,390  $1,505     125
CCTV. . . . . . . . . . . . .              940      706      33      2,509   2,653      (5)
SentryVision. . . . . . . . .              708    1,420     (50)     2,500   2,279      10
                               ---------------  -------  -------  --------  ------  -------
Total sales . . . . . . . . .            3,431    2,616      31      8,399   6,437      30
Service revenues and other. .            1,146    1,168      (2)     3,365   3,247       4
                               ---------------  -------  -------  --------  ------  -------
Total revenues. . . . . . . .  $         4,577  $ 3,784      21   $ 11,764  $9,684      21
                               ===============  =======  =======  ========  ======  =======


All of the increase in sales of EAS products in the third quarter and first nine months of 2004 was attributable to ID Systems' sales, which totaled $1.5 and $2.3 million of the respective totals. Sentry's historical comparative sales of EAS products decreased in both 2004 periods presented. The increase in CCTV sales and decrease in SentryVision sales in the third quarter of 2004 as compared to the third quarter of 2003 was a result of the mix of products purchased by Lowe's Home Centers. Total revenues from Lowe's Home Centers decreased $0.9 and $0.2 million in the third quarter and first nine months of 2004 as compared to the same periods in 2003. Service revenues and other decreased in the third quarter of 2004 primarily as a result of lower SentryVision installations than in the third quarter of 2003.

Cost of sales were 56% and 54% of total sales in the three and nine month periods ended September 30, 2004 compared to 57% and 62% in the same periods of the prior year. We continued to see margin improvements as a result of the outsourcing of all significant manufacturing operations, which began in the second quarter of 2003. The decrease in the cost of sales percentage in the first nine months of 2004 over the first nine months of 2003 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing and the move to a smaller facility.

The increase in customer service expenses in the third quarter and first nine months of 2004 is primarily a result of higher sales of systems we install. We have decreased the number of customer service employees and increased the use of outside service contractors in order to better manage our total net customer service costs during fluctuations in activity levels from quarter to quarter. However, our efforts were hampered somewhat by our inability to maintain a proper level of service parts due to inadequate trade credit and financial resources during the first six months of 2004, which resulted in inefficiencies. As a result of our recent financing, we have restocked our service parts inventory enabling us to deliver service in a more timely and efficient manner.

Selling, general and administrative expenses were 9% and 14% higher in the three and nine month periods ended September 30, 2004 when compared to the same periods of the previous year. This was primarily as a result of the ID Systems merger, which represented $342,000 and $590,000 of the amounts reported, respectively. However, as a percentage of total revenues, total costs decreased in the 2004 periods.

The increase in research and development in the third quarter and first nine months of 2004 when compared to the third quarter and first nine months of 2003 is also attributable to the ID Systems merger.

As a result of the restructuring of operations, the increase in sales activity levels and the merger with ID Systems, we were able to show operating income of $232,000 and $285,000 in the three and nine month periods ended September 30, 2004 as compared to operating profit of $67,000 and an operating loss of $425,000 in the same periods of 2003.

Total interest and financing costs decreased in the third quarter and first nine months of 2004 as a result of lower capital lease interest due to the cancellation of the sale and leaseback agreement on our former headquarters facility. In addition in the third quarter of 2004, as a result of the Brascan Technology investment, we were able to eliminate the costly financing costs associated with purchase order financing.

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

In 2004, the income tax provisions result from taxable income of our ID Systems' subsidiary, which cannot be offset by Sentry's net operating loss carryforwards. In 2003, the $143,000 and $348,000 income tax provision recognized on the extraordinary gain was offset by an equivalent income tax benefit generated from the each period's loss from operations and the utilization of net operating loss carryforwards.

As a result of the foregoing, Sentry had net income of $40,000 and a net loss of $141,000 in the quarter and first nine months ended September 30, 2004 as compared to net income of $254,000 and $290,000 in the quarter and nine months ended September 30, 2003.

Liquidity  and  Capital  Resources  as  of  September  30,  2004

As a result of certain transactions detailed below, our financial condition has substantially strengthened. Since December 31, 2003, our working capital has increased from $(0.3) million to $3.6 million, total assets increased from $4.1 million to $11.6 million and shareholders' equity increased from $(0.1) million to $3.5 million. We have eliminated the use of expensive purchase order financing to finance inventory purchases and we are beginning to reestablish credit with new and existing vendors.


In the second quarter of 2003, to address our reduced revenue levels, decreased financial position and recurring operating losses, our Board of Directors approved a restructuring plan to strengthen the Company's operating efficiencies and to better align its operations with current economic and market conditions. We were successful in implementing many changes to our business plan during 2003 including the downsizing of operations and relocation to smaller facilities, the negotiations with past due trade creditors and former landlord, the outsourcing of manufacturing and the expansion of our Service Partner program to augment service and installations. The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

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

The purchase price of the acquisition was approximately $3.4 million representing $3.3 million in the value of Sentry common stock issued and $0.1 in transaction expenses. Sentry acquired $1.7 million in net tangible assets and assigned the remaining $1.7 million to goodwill. (See Note B to the condensed consolidated financial statements). On an ongoing basis, Sentry will evaluate the carrying value of the goodwill versus the discounted cash benefit expected to be realized from the performance of the underlying operations and adjust for any impairment in value.



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

On April 30, 2004, ID Systems entered into new credit facilities with maximum availability of Canadian $1.75 million (U.S. $1.4 million) with the Bank of Montreal. The facilities provide working capital for ID Systems and all borrowings are secured by the assets of ID Systems.


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

As of September 30, 2004, we had borrowings of approximately $1.9 million with CIT, the maximum amount available under the revolving credit facility and $1.0 million with the Bank of Montreal. Through the first half of 2004, most of our trade vendors continued to require cash in advance or COD payments for our purchases. Prior to the Brascan financing, we had to supplement our borrowings under the CIT credit facility with expensive purchase order financing through EPK Financial Corporation ("EPK"). As a result of the Brascan financing, during the second quarter of 2004, we repaid all amounts owed to EPK and discontinued our use of this facility.

On August 1, 2004, ID Systems and Checkpoint entered into a settlement agreement effective July 30, 2004, pursuant to which Checkpoint agreed to pay $19.95 million in full and final settlement of claims covered by the antitrust litigation. Payment in full was received on August 5, 2004. As provided when Sentry purchased ID Systems, the proceeds of the settlement will be distributed to former shareholders of ID Systems, after payment of litigation fees and expenses. The agreement includes mutual releases between the parties for complaints arising from activities prior to the date of the agreement, except for any contractual obligations and any future claims for patent, copyright or trademark infringement. The agreement is not an acknowledgement of any wrongdoing or liability by either party. A Stipulation of Dismissal has been filed with the Third Circuit Court of Appeals to finally conclude the legal proceedings.

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry agreed that Sentry might require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share was set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Our Board of Directors has exercised this option and based on the settlement amount, Sentry will sell to Saburah approximately 4.8 million shares for $641,000. We received the funds from Saburah in November 2004 and the stock sale will be recorded in the fourth quarter of 2004. Sentry also was reimbursed for legal costs advanced by ID Systems, as well as for loans and trade receivables of approximating $753,000, which was received in the third quarter of 2004. These transactions, totaling $1.4 million, represent the total cash flowing to Sentry directly and indirectly as a result of the Checkpoint lawsuit.

After the acquisition of ID Systems and sale of additional shares as a result of the litigation settlement, Sentry will have 120,548,804 shares of common stock outstanding. Mr. Murdoch, directly or indirectly through his ownership of Saburah, will own or control 49.5% of the outstanding common stock of Sentry.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of September 30, 2004. We anticipate that current cash reserves, cash generated by the operations of Sentry and its new ID Systems' subsidiaries, as well as the financing provided by the Brascan transaction and the sale of stock to Saburah will be adequate to finance the Company's anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.


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

SENTRY  TECHNOLOGY  CORPORATION
PART  II  -  OTHER  INFORMATION


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

(b) Reports on Form 8-K - On July 14, 2004, we filed a Current Report on Form 8-K disclosing a) the acquisition from Saburah Investments, Inc. an Ontario corporation, of all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation, and b) a $2,000,000 investment in the Company by Brascan Technology Fund.

On August 10, 2004, we filed a Current Report on Form 8-K disclosing a) the settlement of the ID Systems and Checkpoint Systems antitrust litigation and b) the $1,400,000 cash infusion expected from the reimbursement of litigation expenses, the repayment of debt from former ID Systems' shareholders and the sale of Sentry stock to Saburah Investments Inc.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SENTRY  TECHNOLOGY  CORPORATION
                                  -------------------------------


Date:  November  15,  2004        By:  /s/ PETER  J.  MUNDY
       -------------------             -----------------------
                                       Peter  J.  Mundy,  Vice  President
                                       Finance  and  Chief  Financial  Officer
                                       (Principal  Financial  and  Accounting
                                               Officer)

SECTION  302  CERTIFICATION:


Exhibit  31.1

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


                          /s/  PETER  L.  MURDOCH
                          -------------------------------------------------
                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

                          November  15,  2004

SECTION  302  CERTIFICATION:


Exhibit  31.2

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


                              /s/  PETER  J.  MUNDY
                            -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              November  15,  2004

SECTION  906  CERTIFICATION:


Exhibit  32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION OF CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                           /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                          Peter  L.  Murdoch
                          President  and  Chief  Executive  Officer

                          November  15,  2004


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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



CERTIFICATION OF CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              November  15,  2004


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