Form 10KSB
period 2004-12-31
SENTRY TECHNOLOGY CORP
filed 2005-04-15
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

350 Wireless Boulevard, Hauppauge, NY 11788
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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regula-tion S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The issuer’s revenues for the latest fiscal year were $16,665,000.

At April 12, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,811,000 based upon the closing price of such securities on the OTC Bulletin Board on that date. At April 6, 2005, the Registrant had outstanding 120,558,804 shares of Common Stock.

Documents Incorporated by Reference

None.

 PART I
Item 1. BUSINESS

GENERAL

Sentry Technology Corporation ("Sentry") is engaged in the design, sale, installation and servicing of a complete line of Radio Frequency (RF) and Electro-Magnetic (EM) electronic article surveillance (EAS) systems and Closed Circuit Television (CCTV) solutions. The CCTV product line features the proprietary SentryVision® SmartTrack patented traveling surveillance system. The Company’s products are used by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people. Sentry was incorporated in Delaware in 1996. Its corporate predecessors had been in business for more than 38 years.

On April 30, 2004, Sentry acquired all the outstanding common stock and Series “A” preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation, (collectively “ID Systems”). The acquisition expands our product offering to include proximity Access Control and Radio Frequency Identification (RFID) solutions.

RECENT DEVELOPMENTS

Over the last several years, our largest shareholder, Dialoc ID Holdings B.V. (“Dialoc”) was not able to provide us with additional financial support. On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. (“Saburah”) acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is a long-standing member of Sentry’s Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, resigned from Sentry’s Board of Directors.

In addition to the purchase of Sentry’s common shares, Saburah also acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA, Inc. The price paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration was approximately $3.6 million plus the surrender of Murdoch’s 15% interest in Dialoc. Saburah also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it received from Checkpoint Systems Inc. (“Checkpoint”) resulting from litigation brought by ID Canada against Checkpoint.

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation. ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement will be distributed to the former ID Systems’ shareholders. However Saburah and Sentry agreed that Sentry may require Saburah to purchase additional Sentry common shares under certain circumstances. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

•
ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products including Laserfuse radio frequency security labels and all RFID products.

•	Dialoc becomes the exclusive distributor in Europe and Asia of labels manufactured by ID Systems’ security label manufacturing subsidiary, Custom Security Industries Inc. (“CSI”).

•	CSI acquires the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.

•
CSI acquires the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.

•	Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund (“Brascan”), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential.

Key terms of the transaction are as follows:

•	Four year term.
•	Interest rate of 8%.
•	Redeemable at Sentry’s option after 18 months.
•	Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
•
Conversion is at the option of Brascan when market share price is equal to or greater than $0.17 per share or with the approval of Sentry’s Board of Directors when the market share price is less than $0.17 per share.

•	Sentry will provide most favored pricing to all Brascan affiliates and expects to be a supplier of security and identification products to the Brascan affiliates.
•	Brascan was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
•	Brascan is entitled to one seat on Sentry’s Board of Directors or will participate as an observer.

The Debenture is secured by a general security interest over all the assets and properties of Sentry. The amount is subordinate to the existing credit facilities. Sentry acquired ID Systems as a condition of the financing.

On August 1, 2004, ID Systems and Checkpoint entered into a settlement agreement effective July 30, 2004, pursuant to which Checkpoint agreed to pay $19.95 million in full and final settlement of claims covered by the antitrust litigation. Payment in full was received on August 5, 2004. As provided when Sentry purchased ID Systems, the proceeds of the settlement were distributed to former shareholders of ID Systems, after payment of litigation fees and expenses. The agreement includes mutual releases between the parties for complaints arising from activities prior to the date of the agreement, except for any contractual obligations and any future claims for patent, copyright or trademark infringement. The agreement is not an acknowledgement of any wrongdoing or liability by either party. A Stipulation of Dismissal has been filed with the Third Circuit Court of Appeals to finally conclude the legal proceedings. During the third quarter of 2004, Sentry and its subsidiaries received $753,000 through the repayment of debt incurred by Dialoc prior to the ID Systems acquisition and reimbursement of litigation expenses.

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry agreed that Sentry might require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share was set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Our Board of Directors has exercised this option and based on the settlement amount, Sentry sold to Saburah approximately 4.8 million shares for $641,000 on November 5, 2004. These transactions, totaling $1.4 million, represent the total cash flowing to Sentry directly and indirectly as a result of the Checkpoint lawsuit.

After the acquisition of ID Systems and sale of additional shares as a result of the litigation settlement, Sentry has 120,553,804 shares of common stock outstanding. Mr. Murdoch, directly or indirectly through his ownership of Saburah, owns or controls 49.5% of the outstanding common stock of Sentry.

THE SENTRYVISION® SYSTEM

SentryVision® refers to our family of proprietary traveling CCTV surveillance systems. Over the years, Sentry has developed various generations of traveling CCTV surveillance systems including the H-System, OH-System, the original SentryVision® and currently the improved SmartTrack system.

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

Unlike our previous products, our SentryVision® SmartTrack system features one or two state-of-the-art pan, tilt and zoom ("PTZ") domes providing for 360 unobstructed views to eliminate most blind spots. Additionally, SmartTrack utilizes sophisticated software that provides six tours and up to 60 presets per camera carriage to allow programmable viewing and recording with or without an operator. The improvements made to the carriage make the new SmartTrack system the fastest and most reliable traveling CCTV surveillance system in the history of SentryVision® product offerings. SmartTrack is our premier product, replacing all previous generations of SentryVision® products.

SentryVision® is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. SentryVision® may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. As of December 31, 2004, SentryVision® systems had been installed at the following customer locations in North America: Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Cabellas, Fred Meyer, Symbol Technologies, Menards, UPS, J.C. Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores and Disney Direct Marketing. In addition, during 2004, the Company's international distributors installed SentryVision® systems in customer locations throughout Western and Eastern Europe, Latin America and Asia. Our international customers include ASDA Wal-Mart, Carrefour, Auchan, Cora, Castorama, B & Q, Tesco and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision® has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Sentry's customers to date, we believe SentryVision® is a cost-effective solution, which can improve the operations of our customers.

Sentry sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, we have identified a number of specific market segments for which SentryVision® is well suited for loss prevention surveillance, including home centers, mass merchandise chains, supermarkets, hypermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers.

SentryVision® is typically installed in large retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Sentry specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with SentryVision®. The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting, employee theft or performance evaluation of client personnel. Typically, SentryVision® has been installed near the ceiling between the rows of cash registers and the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera pan, tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Sentry's current installations indicate significant improvements in detecting shoplifting and employee theft.

Retailers have also integrated SentryVision® with "front end" packages of conventional CCTV cameras, dedicated to monitoring the registers and allowing users to locate the traveling camera track where the maximum coverage of in-store traffic can be monitored. The SentryVision® system is today generally sold in conjunction with conventional CCTV applications. Customers using the SentryVision® system have reported significant reductions in theft-related inventory shrinkage.

Our SentryVision® Mobile allows the user to view and control video images from the SmartTrack traveling CCTV system using a mobile hand held computer and wireless communication network. The earlier generation SentryVision® Mobile product operated on a wireless Personal Digital Assist (PDA) using Windows CE. The new version now runs on the latest, tablet style wireless computer under Windows XP and is significantly faster than the earlier PDA version. The increased speed and computing power offered by the tablet gives the user real time video viewing. Customers are no longer required to sit in front of a video console to manage the SmartTrack system.

Recently, we introduced SentryVision® Server, which is an IP addressable digital video server, giving users the ability to capture, stream, view and store video images using a web browser with the reliability of the Linux OS. The SentryVision® Server comes with software that allows multiple users to simultaneously connect to a variety of SentryVision® DVMS (Digital Video Management System) via LAN - across TCIP/IP networks. The system uses a Windows-based application for configuration and a browser-based client for remote viewing of live and recorded video for quick and easy investigation of security issues, as well as policies and procedure compliance.

Retail Market Applications
- Home Centers. Sentry has installed systems in the home center segment of the retail market. This market has by far been the greatest market for the SmartTrack systems. Typical of our customers in this market are Lowe's Home Centers, with more than 1,050 stores in 46 states, and Mills Fleet Farm, a 30 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. We applied different solutions to this common problem in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

- Mass Merchandise Chains. Sentry has installed systems for customers including Sears, Navy Exchange, Walgreens and Target Stores. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

- Supermarkets. Sentry has installed systems in supermarket customers including Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart. The targeted coverage in most of these installations has been the entire retail space.

Industrial Market Applications
- Distribution Centers. Sentry also provides loss prevention surveillance for distribution centers and warehouses, and has installed systems for retailers including TJ Maxx, Big Lots, Home Depot, Kohl's Department Stores, Target Stores, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records, Big Dog, Food Lion, Roundy’s, the Gap, Bealls and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision® system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision® system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. So far SentryVision® use in factories has been limited, but the benefits of continuous tracking of industrial operations and processes indicate future growth potential. Continued expansion of the SentryVision® dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Installations include Watkins Motor Lines, Symbol Technologies, AT&T Wireless, Federal Express, UPS, Wyeth-Ayerst Labs, USF Logistics and Thompson Electronics.

- Internet Data Centers. Sentry markets SentryVision® systems to Internet data centers (IDC's). Most IDC's are full service business internet providers with state-of-the-art systems that host, monitor and maintain mission-critical web-sites, e-commerce platforms and business applications for small to medium sized businesses. SentryVision® systems are used to heighten security through remote video monitoring. Installations include Dallas Exchange, TIAA-CREF, Savvis and The Discovery Channel.

Institutional Market Applications
- Corrections and Government Institutions. SentryVision® has been installed in correctional facilities in Michigan, New Mexico and Illinois, with reported safety benefits of continuous coverage in dormitory, recreation and visitation areas. SentryVision® installations have also been completed in various government agencies including the Federal Reserve Bank, U.S. Postal Service, Central Intelligence Agency and U.S. Immigration Service.

CONVENTIONAL CCTV SYSTEMS

Conventional CCTV is cost effective in many applications and is the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, digital video recorders, VCR's, monitors, switchers, multiplexers and controllers. As all of this equipment is manufactured for Sentry by outside vendors, we can provide our customers with state-of-the-art equipment for specific applications at favorable costs. We believe that, while less profitable than SentryVision® and traditional EAS products, the CCTV products complement our other surveillance systems and provide retailers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when a theft alarm is triggered.

While we believe that conventional CCTV and SentryVision® are complementary security solutions, many companies have traditionally viewed them as competing solutions and have selected between conventional CCTV systems and SentryVision® systems for their security solutions.

Remote video transmission and digital recording are continuing growth areas for Sentry. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and multiplexer, and eliminating the videotape. Sentry markets digital video recording and a remote video transmission unit developed by third-party vendors including GE Security and TeleWatch.

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

EAS SYSTEMS

EAS systems consist of detection devices that are triggered when articles or persons tagged with reusable tags or disposable labels, (referred to as tags), pass through the detection device. The EAS systems that Sentry manufactures are based upon three distinct technologies. One, the Radio Frequency ("Knoscape RF") System, uses medium radio frequency transmissions in the two to nine megahertz range. Second, the "Ranger " system uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Electromagnetic ("Knoscape MM ") system uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz.

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

The North and South American market for retail EAS systems and tags is estimated by industry sources in excess of $500 million and is growing at an estimated rate of 8 percent per year.

At December 31, 2004, the approximate number of EAS Systems sold or leased by Sentry and its predecessors exceeded 25,927.

Radio Frequency and Ranger Detection Systems

Sentry manufactures and distributes the Knoscape RF system, the principal application of which is to detect and deter shoplifting and employee theft of clothing and hard goods in retail establishments. Sentry also manufactures and distributes the Ranger system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas that ordinarily would require multiple Knoscape RF systems for adequate protection. The Knoscape RF and Ranger systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling (Silver Cloud) and mounted in or on the floor in a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF systems or installation of one or more Ranger systems, the Company's products have the ability to protect any size entrance or exit.

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

Knoscape RF and Ranger systems generally have an economic useful life of six years (although many of Sentry’s systems have been operating for longer periods), have a negligible false alarm rate and are adaptable to meet the diversified article surveillance needs of individual retailers.

Electromagnetic Detection Systems

The primary application of Knoscape MM systems is to detect and deter theft in "hard goods" applications such as supermarkets, bookstores and in other specialty stores such as video, drug, liquor, shoe, record and sporting goods.

Knoscape MM systems use detection monitors that are activated by electromagnetically sensitized strips. The MM targets are typically attached to the articles to be protected and are easily camouflaged on a wide array of products. The detection monitors used by the Knoscape MM systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced, making them suitable for a variety of retail applications. In addition, the MM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected. Accurate deactivation is also very important when the item to be protected is a personal accessory that will be carried by its owner from place to place, such as pocket books, pens, lipstick, shoes, camera film and cameras.

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

DIALOC ID SECURITY PRODUCTS

Under a five-year license agreement, we also distribute EAS systems manufactured by Dialoc ID. The 9000-P 8.2 MHz system, which is housed in slender, self-contained Plexiglas panels, provides retailers with clear lines of sight at the front end along with the durability of solid Plexiglas. The panels can be custom printed with the retailer's logo for enhanced image and trade name awareness. The system's electronics, which are built-in to the base of the Plexiglas antenna, provide detection of 8.2 MHz labels and hard tags in aisles up to six feet wide. The 9000 PL system is offered in both single and dual aisle configurations and is compatible with all existing 8.2 MHz tags and checkout accessories. In addition, through Sentry, Dialoc ID anticipates it will introduce LaserFuse, a new RF label technology, which will be compatible with, and an alternative to, the labels offered by Checkpoint Systems, Inc.

PATRON SELF CHECK BOOK BORROWING SYSTEMS

Libraries worldwide are struggling to reduce operating costs by applying cost effective technology solutions. The ID Systems QuickCheck patron self check book borrowing system offers an ideal solution to gain an increasing share of the estimated $100 million library security market in North America. The QuickCheck system is RFID ready and provides for user access to circulation software, automatic security strip deactivation, automatic return ticket printing, user access to book renewals, multi-lingual software interface and on-screen user instructions. QuickCheck systems have been installed in Harris County Public Library, Vancouver Public Library, Ottawa Public Library, McGill University Library and Calgary Public Library.

PROXIMITY ACCESS CONTROL SYSTEMS

We are beginning to manufacture and distribute the ID Systems ZapLoc system, a complete line of cost effective, feature rich access control readers, controllers and software. The ZapLoc access system is managed by ZapWare, a simple, yet powerful software program for designing even the most complex access rights for cardholders. Its ODBC architecture allows exporting data to virtually any compatible application with flexibility not available from other access systems. The system contains the equipment needed to install and operate a one door proximity access control right out of the box. For larger applications, readers and controllers can be added in a one-to-one relationship, resulting in substantial savings in per door cost over controller-based systems. ZapWare has no limit to the number of transactions or cardholders and can control from one to 992 doors with ease.

In addition, we offer the ZapTrack time and attendance system. The ZapTrack terminal offers simple, user specified cardholder control. Bi-directional communication with the ZapWare access control software program allows cardholders to receive personal online information. ZapTrack also functions as an access control reader and can control and interact with remote devices. Information can be exported to payroll accounting systems. The multi-function ZapTrack system is ideal for use in university, library, retail, industrial and office building applications.

RADIO FREQUENCY IDENTIFICATION (RFID)

RFID is a wireless electronic data collection system that uses radio frequency signals to identify and track objects using readers and tiny integrated circuits in label format. Applications include library management, warehousing, parcel tracking, inventory control, asset protection and supply chain management. We are in the initial stages of introducing ISO standard, RFID labels, tags and readers for library management and upgrades to its access control systems.

PRODUCT AUTHENTICATION

Product Authentication is a specific use technology, identifying fraudulent documentation and/or “knock-off” products. With our patented, application specific electromagnetic label imbedded in an object, an EM reader will quickly determine the authenticity of the item. We anticipate introducing products to address this need.

BOOKINGS

Of Sentry's bookings for the year ended December 31, 2004, approximately 32 percent were attributable to SentryVision®, 26 percent to CCTV and 42 percent to EAS. Of Sentry's bookings for the year ended December 31, 2003, approximately 52 percent were attributable to SentryVision®, 30 percent to CCTV, 17 percent to EAS and 1 percent to Access Control. For the year ended December 31, 2002, approximately 32 percent were attributable to SentryVision®, 45 percent to CCTV and 23 percent to EAS.

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2004, 2003 and 2002, Lowe's Home Centers accounted for 30%, 44% and 40%, respectively, of total revenues. In January 2005, Lowe’s Home Centers notified us that they would not be renewing their annual maintenance contract, which represented $0.9 million of our revenues in 2004. While we still anticipate selling Sentry products to Lowe’s in the future, the maintenance contract contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe’s locations. We anticipate that this decision will result in a substantial decrease in future revenues from Lowe’s on a comparative basis. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

PRODUCTION

SentryVision® and CCTV Products

Sentry's manufacturing operations continued the shift to out-sourcing in 2004. Although we are not dependent upon any particular supplier, Sentry has made an investment in material and training with selected sub-contractors to supply major portions of our SmartTrack system. Most system parts are "off-the-shelf" components, and other materials and system components are designed by Sentry and manufactured to Sentry's specifications. Some final assembly operations are conducted at the Company's facilities in Ronkonkoma, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each finished assembly undergoes a quality assurance check by Sentry prior to its shipment to an installation site. All SentryVision® carriage assemblies are tested and burned in for 24 hours, resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Sentry is not subject to any state or federal environmental laws, regulations or obligations to obtain related licenses or permits in connection with its manufacturing and assembly operations. In 2005, we intend to shift the sourcing of components and parts to our suppliers for a more turn-key outsourced manufacturing model.

EAS Products

Sentry produces at our facilities in Ronkonkoma, New York, or purchases through suppliers, its RF, Ranger, and MM systems, or their components. Production consists of final assembly operations of electronic and mechanical components that Sentry purchases from various suppliers. Independent contractors using existing molds and tooling produce plastic cases and antenna coils for the tags to Sentry's specifications. Sentry is not dependent on any one supplier or group of suppliers of components for its systems.

Our policy is to maintain our inventory at a level that is sufficient to meet projected demand for its products. We do not anticipate any difficulties in continuing to obtain suitable components for our products at competitive prices in sufficient quantities as and when needed.

Security Labels

As a result of the acquisition of ID Systems, we obtained a 51% interest in Custom Securities Industries Inc. (“CSI”), an Ontario company. Since its founding in 1988, CSI has established a world wide reputation for innovation and excellence in the Electronic Article Surveillance (EAS) Industry. Extensive experience and know how in the leading EAS technologies, combined with expertise in converting, in house development of proprietary products and the use of specially designed converting equipment, enables CSI to offer custom tailored solutions with a rapid turn around time.

Over the years, CSI has acquired a wide range of knowledge and developed its own trade secrets and manufacturing procedures to ensure competitive pricing, a broad range of high quality products, and the ability to supply products in both small and large volumes.

CSI offers EAS products compatible with Radio Frequency (RF), Electromagnetic (EM), and Accousto-Magnetic (AM) technologies. Whatever the particular application, from standard EM pressure sensitive labels to sequentially printed barcode labels, products are available. Recently CSI has also introduced Source Tagging Solutions for the Radio Frequency and Accousto-Magnetic technologies. These products are successfully meeting the needs of retailers in the hardware, auto aftermarket, food and general merchandise categories. CSI specializes in custom solutions for hard to tag items.

Long term associations with leading suppliers of EAS sensor materials, films and papers, pressure sensitive materials and adhesives enables CSI to handle the most demanding of label product needs with either standard or custom solutions. CSI offers a wide selection of labels and fashion tags. Our products are made with high performance materials, such as extremely low coercivity amorphous alloys and ultra stable deactivation ribbon.

CSI’s manufacturing equipment incorporates computer and control technology, including PLC's, Motion Controllers, Servo Motors, many different types of position and movement sensors, along with a very large inventory of specialized tooling and dies.

Besides providing security labels to Sentry and ID Systems, CSI’s customers include Tyco, Checkpoint, Dialoc ID, KMA and Retailers Advantage.

MARKETING

We marketed our products through the direct efforts of salespersons located in select metropolitan areas across the United States and Canada, as well as through dealers/system integrators. In 2004, as part of our restructuring plan, we reduced the number of direct salespersons to four, whose efforts were supplemented through six in-house sales support staff and independent sales representatives. ID Systems markets its EAS products to smaller local and regional retailers through selected dealers and distributors. Sales are made into the library market on both a direct basis as well as through catalogs and dealers.

We market our products primarily through participation in trade shows and through telemarketing. In addition, these efforts are augmented through our Website, which provides enhanced product and market oriented information. Internationally, we market SentryVision® through large system integrators and distributors including Honeywell, ADT, Chubb, Cegelec, Intrepid and BSC.

As a result of the Brascan financing and ID System merger, we have strengthened our direct sales force and centralized its management in our Toronto office.

SentryVision® and CCTV Products

To date, most SentryVision® and conventional CCTV Systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision® systems involve invoicing 50% of total sale upon shipment of the product and 50% on the completion of the installation.

While most of the current SentryVision® and conventional CCTV sales have been made to home centers, retail chains and distribution centers, our marketing plan for Sentry also emphasized a dealer program for institutional, industrial and international prospects.

We also market SentryVision® through qualified security dealers and integrators. Much of the industrial and institutional SentryVision® / CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we expected to be able to reach a far larger number of SentryVision® prospects and penetrate the market more rapidly. The program has generated interest through trade advertising, direct mail and trade show participation. Domestic dealers did not generate significant SentryVision® installations in industrial and institutional facilities in 2004. Prior sales were made through ADT, STG, Siemans, Mosler and Security Link.

In addition, we market SentryVision® internationally using independent distributors on both an exclusive and nonexclusive basis. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2004, we have distributors in Canada, UK, France, Mexico, Belgium, Holland, Italy, Poland, Singapore, Russia, Spain, Brazil, Argentina, Hungary, Romania, Taiwan, Lebanon, Australia and the United Arab Emirates.

During 2004, Sentry placed in service 229 SentryVision® systems and 2,626 CCTV cameras, as compared to 197 SentryVision® systems and 2,996 CCTV cameras in 2003 and 186 SentryVision® systems and 4,449 CCTV cameras in 2002.

EAS Products

Sentry EAS systems are marketed on both a direct sales and lease basis, with direct sales representing the majority of the business. The terms of the standard leases are generally from one to five years. The sales prices and lease rates vary based upon the type of system purchased or leased, number and types of targets included, the sophistication of the system employed and, in the case of a lease, its term. In the case of the Knoscape MM systems, detection targets, which are permanently attached to the item to be protected, are sold to the customer even when the system is leased. Therefore, in the case of either a sale or lease of a Knoscape MM system, as the customer replenishes its inventory, additional targets will be required for those items to be protected. We also market a more expensive, removable, reusable detection tag for use with the Knoscape MM systems on certain products such as clothing and other soft goods.

During the years ended December 31, 2004 and 2003 Sentry placed in service 202 and 226 Knoscape RF, Ranger, and Knoscape MM systems.

RF and Ranger systems continue to be used by apparel and department stores that have wide exit areas and a desire for deterrence based on reusable hard tags. Both the Silver Cloud and Knoscape RF systems are universal in that they can detect both 2 MHz hard tags and 8 MHz labels. Knogo also markets an 8MHz P-2000 RF system designed for both hard and soft good customers. The P-2000 system is economical and self-installable by the customer.

Supermarkets, bookstores, video stores and specialty stores remain good prospects for MM systems due to the small size and low cost of Micro-Magnetic strips. Knoscape MM Systems feature updated digital electronics. Knoscape MM Systems detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

The library market continues to be a substantial market for magnetic technology. Previously, 3M and Sentry entered into a strategic alliance to provide universal asset protection to libraries across North America.  The agreement permitted Sentry to act as a distributor of all of 3M's library products and other 3M library materials flow management products and accessories to public, academic and government libraries. Sales of 3M library products had declined through 2002 due to 3M’s direct sales practices in competition with Sentry making it uneconomical to sell these products. As a result, we have discontinued our distribution agreement with 3M effective December 31, 2002. We were subject to an agreement not to compete against 3M for sales and service of EAS Systems in the library market, which expired in March 2004.

BACKLOG

Our backlog of orders was approximately $2.2 million at December 31, 2004, as compared to approximately $3.2 million at December 31, 2003 and approximately $5.2 million at December 31, 2002. We have experienced a trend, particularly with our major customers, of receiving fewer long-term blanket orders than in the past. We anticipate that substantially all of the backlog present as of December 31, 2004 will be delivered within 12 months.

SEASONAL ASPECTS OF THE BUSINESS

Our current customers are primarily dependent on retail sales, which are seasonal and subject to significant fluctuations and are difficult to predict.

SERVICE

Installation services are performed by our personnel and by carefully screened and supervised subcontractors as well as authorized dealers and distributors. Repair and maintenance services are performed primarily by our personnel. All products sold are covered by a warranty period, generally, one year. After the warranty period, we offer our customers the option of entering into a maintenance contract with the Company or paying for service on a per call basis.

Installations of SentryVision® systems typically take from three days to several weeks and involve mounting the enclosures, installing the controller unit, installing the carriage assembly, and connecting control and transmission cables to the central monitoring location. Items such as high voltage power termination wiring are typically the responsibility of the end user.

The use of subcontractors supervised by Company employees proved cost effective with no sacrifice in quality. A network of qualified contractors was established. As part of our restructuring plan in 2003, we released 17 installation employees and retained only our most technically skilled employees. Our technical staff now focuses on EAS, SentryVision® and CCTV service and maintenance and we rely on our contractor network for installation work. This strategy has resulted in significant cost savings. In addition, we retain our reputation of technical expertise within the industry

Technician headcount stood at 23 throughout 2004, as we continued to develop expertise among our service and installation partner companies. Our employees now perform only technical service and our well-established partner network performs all installations. The model remains cost-effective and allows us to scale our efforts up or down as business requires without the risk of a fixed cost structure.

Our Design Center personnel continued to screen all service requests over the telephone, avoiding costly service calls. In addition, careful screening allowed us to ship replacement parts in advance of the technician's arrival increasing our ability to complete calls in a single visit.

The loss of the Lowe’s maintenance contract in the beginning of 2005 will lead to a reduced technician headcount. It is anticipated that we will release eight field employees in the first quarter, leaving fifteen strategically located technicians throughout North America. We anticipate that this level of coverage will be adequate, coupled with our maturing Service Partner Network, to service our customer base.

Customer service remains a priority and we are focused on continued improvements in 2005.

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

To our knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic (acquired by Tyco/ADT), Checkpoint Systems, Inc., GE Security, Pelco Manufacturing, Inc., Panasonic, Inc. and Honeywell are the Company's principal competitors. Outside the U.S., we are aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B., Sensormatic and DETI in France and Moving Cameras Ltd. in the UK. Some of our competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

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

SentryVision®

Sentry has a United States patent covering the cable-free transmission of a video signal to and from the carriage. This technology prevents degradation of the video signal, which can result from the movement of and prolonged friction caused by the carriage. Three additional U.S. patents were received for improvements made to the original technology, which has been incorporated into the SmartTrack product. Sentry also has received a corresponding European patent and eleven foreign country patents. We intend to seek patent protection on specific aspects of the SentryVision® system, as well as for certain aspects of new systems which may be developed for Sentry. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Sentry.

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

EAS Products

Sentry has 21 United States and Canadian patents and one patent application relating to (i) the method and apparatus for the detection of movement of articles and persons and accessory equipment employed by Sentry in its Knoscape RF, Ranger and Knoscape MM systems, (ii) various specific improvements used in the Knoscape RF, Ranger and Knoscape MM systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Sentry's EAS systems.

Product Authentication

Sentry’s Custom Security Industry subsidiary has two United States patents related to a product authentication. One patent is for a system that measures certain magnetic properties of a marker with an electronic reader utilizing an electromagnetic search field and the second patent is for a unique reader suitable for this system.

RESEARCH AND DEVELOPMENT

As of December 31, 2004, Sentry Technology Corporation had 9 full time employees engaged in research, engineering, product development and design. In addition, the Company may retain consultants to assist in specific areas related to research, engineering and product development. For the years ended December 31, 2004, 2003 and 2002, approximately $0.8 million, $0.7 million and $0.5 million, respectively, was expended on Company-sponsored research.

The SmartTrack System continued to benefit from product improvement efforts focused on adding features and reducing the cost of manufactured products. Enhancements were made to the electro-mechanical, electronic, software, and optical portions of the SmartTrack System. These development efforts resulted in improved reliability and extended service life. Various improvements in material and the application of new assembly techniques enhanced the SmartTrack System during 2004.

Extensive development in software during 2004 resulted in improved user interfaces, additional support for industry protocols, and allowed the use of a wider range of camera options.

Additional projects included revisions to EAS products.

EM product offerings were enhanced through development of a new antenna panel. The design incorporates a contemporary furniture style that compliments a wide variety of environments. Technological advances in the design simplify the installation process and result in a more reliable system.

REGULATION

Because Sentry's EAS and CCTV systems use radio transmission and electromagnetic wave principles, such systems are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934. In those instances where it has been required, certification of such products by the FCC has been obtained. As we develop new products, application will be made to the FCC for certification or licensing when required. No assurance can be given that such certification or licensing will be obtained or that current rules and regulations of the FCC will not be changed in an adverse manner.

Our business plan calls for the sale and use of Sentry's products in domestic markets and, where consistent with contractual obligations, in international markets. Sentry's products may be subject to regulation by governmental authorities in various countries having jurisdiction over electronic and communication use. We intend to apply for certification of its products to comply with the requirements under the regulations of the countries in which it plans to market its products. No assurance can be given that such certification will be obtained or that current rules and regulations in such countries will not be changed in a manner adverse to Sentry.

We believe we are in material compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

Industry Canada, the department of the Canadian federal government that regulates and licenses the radio frequency spectrum in Canada, has brought to our attention that several hundred of the units of the earlier generation of Ranger 1 and 2 EAS devices sold to retailers in Canada do not comply with the relevant Industry Canada technical standards, and may cause interference to other users of the radio spectrum. Industry Canada has written to the customers concerned to apprise them of the situation, and to demand that the non-compliant devices be removed or replaced with compliant ones. The Company worked with Industry Canada officials and the retailers concerned to put in place a replacement program and a schedule that will satisfy both the retailers and Industry Canada. All identified retailers have subsequently upgraded to compliant EAS devices. Under the Radiocommunication Act (Canada) (the "Act"), which it administers, Industry Canada has extensive powers to, among other measures, confiscate radio equipment that is non-compliant, and to initiate prosecutions for alleged violations of the regulatory provisions in the Act. However, Industry Canada's normal practice is to use cooperative approaches to problems of technical non-compliance or radio interference, and to work with the parties concerned to resolve such problems within a reasonable time frame. As a result of our continuing efforts in cooperating with Industry Canada, we believe that all remaining issues relating to the Ranger 1 and 2 problems have been resolved.

EMPLOYEES

At December 31, 2004, the Company and its subsidiaries employed 102 full-time employees, of whom 21 were employed in administrative and clerical capacities, 10 in engineering, research and development, 28 in production and manufacturing support, 13 in sales and marketing and 30 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements.

Item 2. PROPERTIES

Our principal executive, administrative offices, research and development and distribution facilities are located in Ronkonkoma, New York, in a 20,000 square foot facility leased by the Company. In addition, we maintain a sales, administrative and distribution office in a leased 7,400 square foot facility in Toronto, Ontario. Our CSI subsidiary leases facilities for manufacturing and distribution totaling 7,000 square feet located in Thornhill, Ontario.

Item 3. LEGAL PROCEEDINGS

In August 2004, Bi-County Park Associates, Inc. d/b/a Ashlind Properties brought an action against us for the recovery of a real estate brokerage commission in the amount of $250,000 relating to the termination of its lease on its former Hauppauge facility. We believe there is no merit to this claim and we are actively defending such action.

Although we are involved in ordinary, routine litigation incidental to our business, we are not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2004, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Price Range of Common Stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock:

	High	Low

2003
First Quarter	$0.03	$0.01
Second Quarter	0.08	0.01
Third Quarter	0.14	0.02
Fourth Quarter	0.21	0.09

2004
First Quarter	$0.25	$0.12
Second Quarter	0.29	0.14
Third Quarter	0.18	0.10
Fourth Quarter	0.19	0.09

2005
First Quarter..(through March 31, 2005)	$0.28	$0.13

The Company's Common Stock is quoted on the OTC Bulletin Board ("OTCBB") under the symbol SKVY.

(b)	Holders of Common Stock.

As of April 12, 2005, the Company had 120,558,804 shares of Common Stock issued and outstanding, which were held by 369 holders of record and approximately 2,900 beneficial owners.

(c)	Dividends.

The payment of future dividends will be a business decision to be made by the Board of Directors of Sentry from time-to-time based upon the results of operations and financial condition of Sentry and such other factors as the Board of Directors considers relevant. Sentry has not paid, and does not presently intend to pay or consider the payment of, any cash dividends on the Common Stock. In addition, covenants in the Company’s credit agreements prohibit the Company from paying cash dividends without the consent of the lenders.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are allowance for doubtful accounts, inventory obsolescence and accrued warranty.

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

Impairment of long-lived assets -- We review our long-lived assets, property and equipment, intangible assets, goodwill and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Impairment is measured at fair value. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

Accrued Warranty -- We provide for the estimated cost of product warranty at the time revenue is recognized. We calculate the reserve utilizing historical product failure rates and service repair costs by product family. These rates are reviewed and adjusted periodically. We utilize judgment for estimating these costs and adjust our estimates as actual results become available.

Revenue Recognition -- We offer our security devices for sale or lease. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. For those products not requiring installation, or if installation costs are not material, the Company recognizes revenues upon shipment.  Service revenues are recognized when earned and maintenance revenues are recognized ratably over the service contract period.

Related Party Transactions -- Details of related party transactions are included in Item 12 and in Notes 2 and 12 of the Financial Statements of this Form 10-KSB.

Selected Financial Data

The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The selected consolidated historical financial data should be read in conjunction with the audited Consolidated Financial Statements of the Company included in Item 7.

	(Amounts in thousands except for per share data)

Years Ended December 31,	2000	2001	2002	2003	2004

Selected Statement of Operations Data:
Total revenues	$19,865	$17,299	$14,704	$13,126	$16,665
Cost of sales	11,120	8,879	7,382	5,179	6,351
Customer service expenses	4,464	4,361	4,240	3,977	4,175
Selling, general and administrative expenses	7,576	5,773	5,287	3,692	4,642
Restructuring and impairment charges	2,981	-	-	-	-
Income (loss) before income taxes	(7,821)	(2,911)	(3,356)	(1,049)	253
Extraordinary item - Gain on extinguishment of debt	-	-	-	738	-
Cumulative effect of change in accounting principal	301	-	-	-	-
Net income (loss)	(8,122)	(2,911)	(3,356)	181	31
Preferred stock dividends	1,337	25	-	-	-
Return to common shareholders from redemption of preferred stock	-	27,198	-	-	-
Net income (loss) available to common shareholders	(9,459)	24,262	(3,356)	181	31
Net income (loss) per common share:
Basic	(0.97)	0.40	(0.05)	0.00	0.00
Diluted	(0.97)	0.39	(0.05)	0.00	0.00

As of December 31,	2000	2001	2002	2003	2004

Selected Balance Sheet Data:
Working capital	$2,173	$2,235	$(768)	$(285)	$4,545
Total assets	13,845	11,561	7,992	4,093	12,247
Property, plant and equipment, net	3,324	2,962	2,563	209	689
Obligations under capital leases	2,892	2,751	2,652	18	13
Convertible debentures	-	-	-	-	1,862
Minority interest	-	-	-	-	1,045
Total common shareholders' equity (deficit)	(25,794)	2,891	(451)	(125)	4,345

Results of Operations

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

On April 30, 2004, Sentry purchased from Saburah Investments, Inc. all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada, Inc., and all of the outstanding capital stock of ID Systems USA, Inc. (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Our consolidated statements of operations include the revenues and expenses of ID Systems from May 1, 2004.

Consolidated revenues were 27% higher in the year ended December 31, 2004 than in the year ended December 31, 2003. ID Systems’ revenues for the eight months period ended December 31, 2004 represented $4.1 million of total revenues. The backlog of orders, which we expect to deliver within twelve months, decreased to $3.2 million at December 31, 2003 as compared to $5.2 million at December 31, 2002. We believe this is due in part to a trend, particularly from our major customers, of awarding fewer long-term blanket orders than in the past. Total revenues for the periods presented are broken out as follows:

			%
	2004	2003	Change
	(in thousands)
EAS	$5,286	$1,888	180
CCTV	3,214	3,650	(12)
SentryVision®	3,784	3,091	22
Total sales	12,284	8,629	42
Service, installation and other	4,381	4,497	(3)
Total revenues	$16,665	$13,126	27

The increase in sales of EAS products in 2004 was attributable to ID Systems’ sales, which represented $3.8 million of the total. Sentry’s historical comparative sales of EAS systems and tags decreased in 2004. The decrease in CCTV revenues is primarily a result of lower sales to two customers. We had sales of $0.6 million in 2003 to Home Depot, which did not repeat in 2004 and we lost $0.5 million in revenues in 2004 from a significant customer that decided to source their purchases from the CCTV manufacturer this year. SentryVision® sales increased both domestically and internationally. Sales to our international dealers and distributors represented $1.6 million of total SentryVision® sales in 2004 as compared to $1.2 million in 2003. Our sales of SentryVision® products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro against the U.S. dollar had no significant impact on revenues. Service, installation and other revenues decreased 2004 primarily as a result of lower CCTV installations than in 2003. Even though EAS sales increased substantially, the installation revenues associated with EAS systems are significantly lower than those for CCTV and SentryVision® sales. In addition, Lowe’s negotiated a lower rate per store for the maintenance contract in 2004 than in 2003. Total revenues from Lowe’s Home Centers represented $5.0 million in 2004 as compared to $5.8 million in 2003. Of the $0.8 million decrease, $0.6 million was a reduction in SentryVision® sales and $0.2 million was a reduction in service and installation income.

In January 2005, Lowe’s Home Centers notified us that they would not be renewing their annual maintenance contract, which represented $0.9 million of our revenues in 2004. While we still anticipate selling Sentry products to Lowe’s in the future, the maintenance contract contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe’s locations. We anticipate that this decision will result in a substantial decrease in future revenues from Lowe’s on a comparative basis.

Cost of sales was 52% of sales in 2004 compared to 60% in 2003. We continue to see margin improvements as a result of the outsourcing of all significant manufacturing operations, which we began in the second quarter of 2003. The decrease in the cost of sales percentage in 2004 as compared to 2003 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing and the move to a smaller facility. As a percentage of sales, the costs associated with ID Systems sales were slightly higher than Sentry’s historical costs as a higher portion of their sales are made through dealer and distributors which carry lower margins than sales made direct to end users.

Our customer service expenses increased by 5% in 2004 as compared to 2003. Of the increase 4% was due to the ID Systems acquisition. In 2004, we decreased the number of customer service employees and increased the use of outside service contractors in order to manage our total net customer service costs during fluctuations in activity levels between periods. However, our efforts were hampered somewhat by our inability to maintain a proper level of service parts during the first six months of 2004, due to inadequate trade credit and financial resources, which resulted in inefficiencies.

Selling, general and administrative expenses were 26% higher in 2004 when compared to 2003. While our historical costs decreased as a result of our restructuring in 2003, our acquisition of ID Systems added $1.1 million in selling, general and administrative expenses during the eight months they were included in the 2004 results.

The increase in research and development costs in 2004 when compared to 2003 is also primarily a result of the ID Systems acquisition.

As a result of the restructuring of operations, the increase in sales activity levels and the acquisition of ID Systems, we were able to show operating income of $0.7 million in 2004 as compared to an operating loss of $0.4 million in 2003.

Total interest and financing costs decreased by $259,000 in 2004 as compared to 2003. Bank interest expense increased by $39,000 in 2004 due to higher average borrowings and slightly higher interest rates under our revolving credit and term loan facility with CIT and the ID Systems credit facility with Bank of Montreal. Interest under capital leases decreased by $156,000 as a result of the cancellation of the sale and leaseback agreement on our former headquarters facility. While interest and financing costs related to the Brascan Technology financing added $151,000 in 2004, we were able to eliminate, in the second half of 2004, the costly financing costs associated with purchase order financing, resulting in a savings of $293,000 for the entire year.

During 2003, we entered into settlements with certain vendors for past due obligations which resulted in a gain of approximately $526,000 (net of $351,000 income taxes), which represents the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. In addition, on July 9, 2003, we entered into a settlement agreement with our former landlord regarding the termination of its long-term capital and operating leases for our facility in Hauppauge, New York. We recognized an extraordinary gain of $212,000 (net of $141,000 income taxes) in 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement.

The income tax provision of $140,000 in 2004 principally results from taxable income of our ID Systems subsidiaries, which cannot be offset by Sentry’s net operating loss carryforwards. The $492,000 income tax provision recognized on the extraordinary gains in 2003 was offset by equivalent income tax benefits generated from the 2003 loss from operations and the utilization of net operating loss carryforwards.

As a result of the foregoing, we had net income of $31,000 in the year ended December 31, 2004 as compared to $181,000 in the year ended December 31, 2003.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Consolidated revenues were 11% lower in the year ended December 31, 2003 than in the year ended December 31, 2002. As part of the Company’s restructuring plan for 2003, we reduced the direct sales force from ten to four. The backlog of orders, which we expected to deliver within twelve months, decreased to $3.2 million at December 31, 2003 as compared to $5.2 million at December 31, 2002. Total revenues for the periods presented are broken out as follows:

	2003	2002	Change
	(in thousands)
EAS	$1,843	$2,579	(29%)
CCTV	3,650	4,657	(22%)
SentryVision®	3,091	2,408	28%
3M library products	45	256	(82%)
Total sales	8,629	9,900	(13%)
Service, installation and other	4,497	4,804	(6%)
Total revenues	$13,126	$14,704	(11%)

Direct sales of EAS products were lower in 2003 as compared to 2002 as a result of lower sales to our Mexican Distributor and to smaller boutique customers. Overall sales of conventional CCTV systems in 2003 weakened with several of our existing customers compared to the prior year while sales of our proprietary SentryVision® Smart Track system continued to strengthen. We continued to see a growing trend for product acceptance and increased market opportunities for traveling camera systems both domestically and internationally. We terminated our distribution agreement with 3M for library products as of the end of 2002, however, the final installations were completed in the first quarter of 2003. Service revenues decreased primarily as a result of lower maintenance contract renewals in 2003 than in 2002. Our sales of SentryVision® products to our international dealers and distributors were denominated in U.S. dollars, therefore the strengthening of the Euro against the U.S. dollar had no significant impact on revenues.

Cost of sales was 60% in 2003 compared to 75% in 2002. In the second quarter of 2003, we began to outsource all significant manufacturing operations. The decrease in the cost of sales percentage in 2003 was primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing. In addition, we made a concerted effort to sell inventory from stock in 2003, of which some of the inventory values had been previously written down.

Customer service expenses, as a percentage of service revenues, remained the same in 2003 as compared to 2002. Through a combination of a decrease in the number of customer service employees and increased use of outside service contractor costs, we were able to lower total net customer service costs to compensate for the lower revenue levels 2003.

Selling, general and administrative expenses were 30% lower in 2003 when compared to 2002 primarily as a result of lower payroll costs and commissions partly as a result of the headcount reduction as of March 7, 2003. We anticipated that selling, general and administrative costs will continue to decline on a comparative basis during 2004, particularly after our relocation to a smaller, less costly facility as of October 1, 2003.

Research and development costs were higher in 2003 when compared to 2002 due to a reorganization and transfer of employees into the engineering group as part of our restructuring.

Total interest and financing costs increased by $68,000 in 2003 as compared to 2002. Bank interest expense declined by $63,000 in 2003 due to lower average borrowings and lower interest rates under our revolving credit and term loan facility. Interest under capital leases decreased by $159,000 as a result of the cancellation of the sale and leaseback agreement on our former headquarters facility. However, total interest and financing costs in 2003 were higher than in 2002 because we were required to supplement our financing needs through increased use of purchase order financing with EPK Financial, which carried substantially higher financing fees than the revolving credit line. Interest under this facility was $290,000 higher in 2003 than in 2002. We expected that PO financing would be eliminated and interest costs would significantly decrease if we were successful in raising equity or debt financing in the future.

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

The $492,000 income tax provision recognized on the extraordinary gains was offset by equivalent income tax benefits generated from the current year’s loss from operations and the utilization of net operating loss carryforwards. Due to net operating losses, we have not provided for income taxes in 2002.

As a result of the foregoing, we had a net profit of $181,000 in the year ended December 31, 2003 as compared to a net loss of $3.4 million in the year ended December 31, 2002.

Liquidity and Capital Resources

As a result of certain transactions detailed below, our financial condition has substantially strengthened. Since December 31, 2003, our working capital has increased from $(0.3) million to $4.5 million, total assets increased from $4.1 million to $12.2 million and shareholders’ equity increased from $(0.1) million to $4.3 million. We have eliminated the use of expensive purchase order financing to finance inventory purchases and we are reestablishing credit with new and existing vendors.

In the second quarter of 2003, to address our reduced revenue levels, decreased financial position and recurring operating losses, our Board of Directors approved a restructuring plan to strengthen the Company’s operating efficiencies and to better align its operations with current economic and market conditions. We were successful in implementing many changes to our business plan during 2003 including the downsizing of operations and relocation to smaller facilities, the negotiations with past due trade creditors and former landlord, the outsourcing of manufacturing and the expansion of our Service Partner program to augment service and installations. The successful implementation of this restructuring has resulted in substantial gross margin improvements and reductions in operating expenses beginning after the first quarter of 2003.

Over the last several years, our largest shareholder, Dialoc ID Holdings B.V. (“Dialoc”) was not able to provide us with additional financial support. On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. (“Saburah”) acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Peter L. Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is also a long-standing member of Sentry’s Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, resigned from Sentry’s Board of Directors.

In addition to the purchase of Sentry’s common shares, Saburah also acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA, Inc. (“ID Systems”). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. The price paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration is approximately $3.6 million plus the surrender of Murdoch’s 15% interest in Dialoc. Saburah has also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. resulting from litigation brought by ID Canada against Checkpoint.

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

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

•
ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products including Laserfuse radio frequency security labels and all RFID products.

•	Dialoc becomes the exclusive distributor in Europe and Asia of labels manufactured by ID Systems’ security label manufacturing subsidiary, Custom Security Industries Inc. (“CSI”).
•	CSI acquires the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.
•
CSI acquires the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.

•	Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

On April 30, 2004, ID Systems entered into new credit facilities with maximum availability of Canadian $1.75 million (U.S. $1.5 million) with the Bank of Montreal. The facilities provide working capital for ID Systems and the assets of ID Systems secure all borrowings.

We continued to pursue additional debt or equity financing through our financial advisors and on April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund (“Brascan”), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential. The proceeds of the financing will be used primarily for working capital.

Key terms of the transaction are as follows:

•	Four-year term.
•	Interest rate of 8%.
•	Redeemable at Sentry’s option after 18 months.
•	Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
•
Conversion is at the option of Brascan when market share price is equal to or greater than $0.17 per share or with the approval of Sentry’s Board of Directors when the market share price is less than $0.17 per share.

•	Sentry will provide most favored pricing to all Brascan affiliates and expects to be a supplier of security and identification products to the Brascan affiliates.
•	Brascan was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.
•	Brascan is entitled to one seat on Sentry’s Board of Directors or will participate as an observer.

The Debenture is secured by a general security interest over all the assets and properties of Sentry. The amount is subordinate to the existing CIT and Bank of Montreal credit facilities.

Sentry also acquired ID Systems as a condition of the financing.

Sentry’s Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brascan.

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

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry agreed that Sentry might require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share was set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Our Board of Directors exercised this option and based on the settlement amount, Sentry sold to Saburah approximately 4.8 million shares for $641,000. We received the funds from Saburah in November 2004 and the stock sale was recorded in the fourth quarter of 2004. Sentry also was reimbursed for legal costs advanced by ID Systems, as well as for loans and trade receivables of approximating $753,000, which was received in the third quarter of 2004. These transactions, totaling $1.4 million, represent the total cash flowing to Sentry directly and indirectly as a result of the Checkpoint lawsuit.

After the acquisition of ID Systems and sale of additional shares as a result of the litigation settlement, Sentry had 120,548,804 shares of common stock outstanding. Mr. Murdoch, directly or indirectly through his ownership of Saburah, owns or controls 49.5% of the outstanding common stock of Sentry.

As of December 31, 2004, we had borrowings of approximately $1.8 million with CIT, the maximum amount available under the revolving credit facility and $0.9 million with the Bank of Montreal. Through the first half of 2004, most of our trade vendors continued to require cash in advance or COD payments for our purchases. Prior to the Brascan financing, we had to supplement our borrowings under the CIT credit facility with expensive purchase order financing through EPK Financial Corporation ("EPK"). As a result of the Brascan financing, during the second quarter of 2004, we repaid all amounts owed to EPK and discontinued our use of this facility. Also as of December 30, 2004, we amended our financing agreement with CIT extending the expiration date of the facility from March 22, 2005 to June 30, 2005. The forbearance agreement expiration date was also extended until June 30, 2005.  We are currently in negotiations with a new financial institution to provide a global credit facility to replace both the CIT and Bank of Montreal credit facilities.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments, other than the Dialoc distribution agreement, as of December 31, 2004. We anticipate that current cash reserves, cash generated by the operations of Sentry and its new ID Systems’ subsidiaries, as well as the financing provided by the Brascan transaction and the sale of stock to Saburah will be adequate to finance the Company’s anticipated working capital requirements as well as future capital expenditure requirements for at least the next twelve months.

The table below summarizes aggregate maturities contractual obligations as of December 31, 2004.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)

Operating leases	$545	$283	$260	$2	$-
Capital leases	16	7	9	-	-
Notes payable & term loans	1,021	838	183	-	-
Convertible debentures	2,000	-	-	2,000	-
Total	$2,783	$1,128	$452	$2,002	$-

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of SFAS No.123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The adoption of SFAS No.151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have a material impact on the Company’s financial position or result of operations.

Inflation

The Company does not consider inflation to have a material impact on the results of operations.

Cautionary Statement Regarding Forward-Looking Statements

The "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-KSB contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management’s beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry’s major customers may have a material adverse effect on the Company’s financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company’s products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel; (vi) the risk that the borrowing availability under existing or new credit facilities will not be adequate to meet the Company's growth requirements; and (vii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business—Competition.”

Item 7.  FINANCIAL STATEMENTS

SENTRY TECHNOLOGY CORPORATION
AND SUBSIDIARIES

REPORT ON AUDITS OF
CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sentry Technology Corporation
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United Stares). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 29, 2005

SENTRY TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,965	$210

Accounts receivable, less allowance for doubtful accounts of $338 and $304, respectively	3,500	1,482
Inventories	3,314	1,855
Prepaid expenses and other current assets	525	126
Total current assets	9,304	3,673
PROPERTY AND EQUIPMENT, net	689	209
GOODWILL	1,564	---
OTHER ASSETS	690	211
	$12,247	$4,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving line of credit and term loan	$2,640	$1,515
Accounts payable	799	566
Accrued liabilities	1,146	1,601
Obligations under capital leases - current portion	5	5
Deferred income	169	271
Total current liabilities	4,759	3,958

NOTES PAYABLE	189	247
OBLIGATIONS UNDER CAPITAL LEASES, noncurrent portion	8	13
DEFERRED TAX LIABILITY	39	---
CONVERTIBLE DEBENTURES	1,862	---
MINORITY INTEREST	1,045	---
Total liabilities	7,902	4,218

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value; authorized 140,000 shares, issued and outstanding 120,549 and 85,756 shares, respectively	121	86
Additional paid-in capital	48,779	44,658
Accumulated deficit	(44,718)	(44,749)
Note receivable from shareholder	---	(120)
Equity adjustment from foreign currency conversion	163	---
Total shareholders' equity (deficit)	4,345	(125)
	$12,247	$4,093

See notes to consolidated financial statements

SENTRY TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2004	2003	2002
REVENUES:
Sales	$12,284	$8,629	$9,900
Service, installation and other revenues	4,381	4,497	4,804
	16,665	13,126	14,704
COST AND EXPENSES:
Cost of sales	6,351	5,179	7,382
Customer service expenses	4,175	3,977	4,240
Selling, general and administrative expenses	4,642	3,692	5,287
Research and development	832	656	548
	16,000	13,504	17,457
OPERATING INCOME (LOSS)	665	(378)	(2,753)
INTEREST AND FINANCING EXPENSE, net	412	671	603
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM	253	(1,049)	(3,356)
INCOME TAX EXPENSE (BENEFIT)	140	(492)	-
INCOME (LOSS) BEFORE MINORITY INTEREST AND
EXTRAORDINARY ITEM	113	(557)	(3,356)
MINORITY INTEREST	(82)	---	---
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	31	(557)	(3,356)
EXTRAORDINARY ITEM - Gain on extinguishment of debt, net of $492 income taxes	---	738	---
NET INCOME (LOSS)	$31	$181	$(3,356)
BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary item	$0.00	$(0.01)	$(0.05)
Extraordinary item	0.00	0.01	0.00
Net income (loss)	$0.00	$0.00	$(0.05)

WEIGHTED AVERAGE BASIC COMMON SHARES	106,532	84,153	72,193

See notes to consolidated financial statements

SENTRY TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

							Total
					Note	Accumulative	Common
			Additional		Receivable	Other	Shareholders'	Comprehensive
	Common Stock		Paid-in	Accumulated	from	Comprehensive	Equity	Income
	Shares	Amount	Capital	Deficit	Shareholder	Income	(Deficit)	(Loss)

BALANCE, January 1, 2002	61,543	$62	$44,403	$(41,574)	$-	$-	$2,891
Net loss and comprehensive loss	-	-	-	(3,356)	-	-	(3,356)	$(3,356)
Net proceeds from common stock issued to Dialoc	14,500	14	-	-	-	-	14
Exercise of stock options	2,001	2	118	-	(120)	-	-
BALANCE, December 31, 2002	78,044	78	44,521	(44,930)	(120)	-	(451)

Net income and comprehensive income	-	-	-	181	-	-	181	$181
Settlement of debt and lease obligations	3,193	3	137	-	-	-	140
Net proceeds from common stock issued to Dialoc	4,517	5	-	-	-	-	5
Exercise of stock options	2	-	-	-	-	-	-
BALANCE, December 31, 2003	85,756	86	44,658	(44,749)	(120)	-	(125)

Net income	-	-	-	31	-	-	31	$31
Repayment of note receivable from shareholder	-	-	-	-	120	-	120
Issuance of warrants	-	-	215	-	-	-	215
Acquisition of ID Systems	30,000	30	3,270	-	-	-	3,300
Net proceeds from common stock sold to Saburah	4,795	5	636	-	-	-	641
Retired stock	(5)	-	-	-	-	-	-
Exercise of stock options	3	-	-	-	-	-	-
Equity adjustment from foreign currency translation	-	-	-	-	-	163	163	163
Comprehensive income	-	-	-	-	-	-	-	$194

BALANCE, December 31, 2004	120,549	$121	$48,779	$(44,718)	$-	$163	$4,345

See notes to consolidated financial statements

SENTRY TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2004	2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31		$181		$(3,356)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	169		262		474
Amortization of intangibles and other assets	60		90		42
Provision for bad debts	(14)		(16)		(226)
Non-cash consideration	136		---		---
Minority interest in net income of consolidated subsidiary	208		---		---
Extraordinary gain on extinguishments of debt	---		(1,230)		---
Changes in operating assets and liabilities:
Accounts receivable	(823)		6		1,467
Inventories	(196)		1,290		1,595
Prepaid expenses and other assets	179		118		142
Accounts payable and accrued liabilities	(612)		65		313
Deferred income	(102)		(123)		91
Net cash (used in) provided by operating activities	(964)		643		542

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(161)		(81)		(41)
Intangibles	(76)		(16)		(15)
Net cash provided by the acquisition of ID Systems	31		---		---
Net cash used in investing activities	(206)		(97)		(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (payments) on the revolving line of credit	329		(1,372)		(566)
Proceeds of term loan	---		845		100
Repayment of term loan	(203)		(25)		(67)
Proceeds of bridge loan	100		---		---
Repayment of bridge loan	(100)		---		---
Proceeds of convertible debenture and warrants	2,000		---		---
Repayment of obligations under capital leases	(5)		(55)		(124)
Proceeds of sale of stock, net	641		5		14
Net cash provided by (used in) financing activities	2,762		(602)		(643)

EFFECT OF EXCHANGE RATE CHANGES	163		---		---

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,755		(56)		(157)
CASH AND CASH EQUIVALENTS, beginning of year	210		266		423
CASH AND CASH EQUIVALENTS, end of year	$1,965		$210		$266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$341		$676		$633
Income taxes	$72	$	---	$	---

See notes to consolidated statements

SENTRY TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1.	Significant Accounting Policies:

a.	Business

Sentry Technology Corporation ("Sentry"), a publicly traded Delaware Corporation, was established on February 12, 1997. Its corporate predecessors had been in business for more than 38 years.
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

The Company offers its security devices for sale or lease. For the years ended December 31, 2004, 2003 and 2002, leases of security devices were not material.

The Company recognizes revenue when installation is complete or other post-shipment obligations have been satisfied. For those products not requiring installation or if installation costs are not material, the Company recognizes revenues upon shipment.

Service revenues are recognized when earned and maintenance revenues are recognized ratably over the service contract period.

Included in accounts receivable at December 31, 2004 and 2003 are unbilled accounts receivable of $129,000 and $41,000, respectively.

d.	Cash and cash equivalents

The Company considers all highly liquid temporary investments with original maturities of less than ninety days to be cash equivalents.  Temporary cash investments are placed with high credit quality financial institutions. At times, the Company’s cash deposits with any one financial institution may exceed federally insured limits.

e.	Allowance for doubtful accounts

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

Depreciation of security devices on lease and property and equipment is provided for using the straight-line method over their related estimated useful lives. Security devices on lease generally have estimated useful lives of six years, except the cost of security devices related to operating leases with purchase options are depreciated over the life of the lease.

i.	Patents and other intangibles

Cost and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding 17 years, on a straight-line basis. Costs assigned to other intangibles, including trade secrets, distribution agreements and customer relationships, are being amortized on a straight line basis over their estimated useful lives of 5 to 15 years. Estimated annual amortization expense for the next five succeeding fiscal years will range from $74,000 in 2005 to $49,000 in 2009.

j.	Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not amortized but reviewed annually for impairment.

k.	Impairment of long-lived assets

The Company reviews its long-lived assets, property and equipment, intangible assets, goodwill and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company completed its annual review of goodwill impairment and determined that goodwill was not impaired.

l.	Fair value of financial instruments

It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, revolving line of credit, accounts payable and obligations under capital leases) approximate their fair value at December 31, 2004 and 2003 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

m.	Deferred income

Deferred income consists of rentals related to operating leases and maintenance contracts billed or paid in advance.

n.	Income taxes

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

o.	Stock-based compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No options were granted in 2004, 2003 or 2002. The weighted average fair value of the options granted for the year ended December 31, 2001 is estimated at $0.05, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of five years; stock volatility, 147% in 2001; risk free interest rates, 4.8% in 2001, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:

	2004	2003	2002
	(In thousands, except per share data)
Net income (loss):
As reported	$31	$181	$(3,356)
Less stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(12)	(74)	2
Pro forma	$19	$107	$(3,354)

Net income (loss) per share:
As reported	$-	$-	$(0.05)
Pro forma	$-	$-	$(0.05)

p.	Foreign currency translation

The functional currency of the Company's foreign entity is the U.S. dollar. Unrealized foreign exchange transaction gains (losses) are included in selling, general and administrative expenses and amounted to approximately $(79,000), $12,000 and ($16,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

q.	Shipping and handling costs

Shipping and handling costs are included in selling, general and administrative expenses and approximated $251,000, $215,000 and $190,000 in 2004, 2003 and 2002, respectively.

r.	Use of estimates

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

s.	Reclassifications

Certain prior year balances have been reclassified to conform to current year classifications.

t.	Recent accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of SFAS No.123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The adoption of SFAS No.151 is not expected to have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have a material impact on the Company’s financial position or result of operations.

2. Capital Transactions and ID Systems Acquisition:

Our largest shareholder had been Dialoc ID Holdings B.V. (“Dialoc”). On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. (“Saburah”) acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is a long-standing member of Sentry’s Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, resigned from Sentry’s Board of Directors.

In addition to the purchase of Sentry’s common shares, Saburah also acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA Inc. (“ID Systems”). The price paid to Dialoc by Saburah and Murdoch for Sentry and ID Systems shares in cash, debt assumption and other consideration was approximately $3.6 million plus the surrender of Murdoch’s 15% interest in Dialoc. Saburah also agreed to make a payment to Dialoc in the future equal to approximately 6% of any payment it receives from Checkpoint Systems Inc. (“Checkpoint”) resulting from litigation brought by ID Canada against Checkpoint.

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement will be distributed to the former ID Systems’ shareholders. However Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry common shares under certain circumstances. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

•
ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products including Laserfuse radio frequency security labels and all RFID products.

•	Dialoc becomes the exclusive distributor in Europe and Asia of labels manufactured by ID Systems’ security label manufacturing subsidiary, Custom Security Industries Inc. (“CSI”).

•	CSI acquires the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.

•
CSI acquires the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.

•	Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

The purchase price of the ID Systems acquisition was as follows:

(in thousands)
Value of Sentry Technology Corporation common stock	$3,300
Transaction costs	88
Total purchase price	$3,388

Under the purchase method of accounting, the total purchase price as detailed above was allocated to ID System’s net tangible assets and intangible assets based on their fair values as of April 30, 2004, which were as follows:

(in thousands)
Cash	$119
Accounts receivable	1,181
Inventories	1,263
Prepaid expenses and other current assets	754
Property and equipment	458
Deferred charges	69
Bank debt	(998)
Accounts payable and accrued liabilities	(449)
Other liabilities	(843)
Net tangible assets	1,554
Goodwill and other intangibles	1,834
Total purchase price	$3,388

Other intangible assets acquired ($270,000) include trade secrets ($150,000 - 10 year life), patents ($60,000 - 15 year life) and customer relationships ($60,000 - 5 year life).

On an ongoing basis, Sentry will evaluate the carrying value versus the discounted cash benefit expected to be realized from the performance of the underlying operations and adjust for any impairment in value.

The accompanying consolidated statements of operations include the revenues and expenses of ID Systems from May 1, 2004.

The following supplemental pro forma information illustrates the effects of the acquisition on the historical operating results for the years ended December 31, 2004 and 2003 as if the acquisition had occurred at the beginning of each respective period:

	2004	2003
	(In thousands, except per share data)

Revenues	$18,128	$19,566
Income (loss) before extraordinary item	$(92)	$(130)*
Net income (loss)	$(92)	$608*
Net income (loss) per share	$(0.00)	$0.01

* The income (loss) before extraordinary item in the year ended December 31, 2003 includes an income tax benefit of $492,000 resulting from the utilization of net operating loss carryforwards. Net income in 2003 includes both the income tax benefit and the extraordinary gains of $738,000 from the extinguishment of debt.

3. Convertible Debenture:

On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund (“Brascan”), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential.

Key terms of the transaction are as follows:
•	Four-year term.

•	Interest rate of 8%.

•	Redeemable at Sentry’s option after 18 months.

•	Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.

•
Conversion is at the option of Brascan when market share price is equal to or greater than $0.17 per share or with the approval of Sentry’s Board of Directors when the market share price is less than $0.17 per share.

•	Sentry will provide most favored pricing to all Brascan affiliates and expects to be a supplier of security and identification products to the Brascan affiliates.

•	Brascan was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.

•	Brascan is entitled to one seat on Sentry’s Board of Directors or will participate as an observer.

The Debenture is secured by a general security interest over all the assets and properties of Sentry. The amount is subordinate to the existing CIT and Bank of Montreal credit facilities.

The proceeds of the financing, to be used primarily for working capital, were initially allocated between the debenture ($1,835,000) and the warrants ($165,000) based on their respective fair values in accordance with EITF 00-27 (Application of Issue 98-5 to Certain Convertible Instruments). The difference between the face value of the debenture and the allocated value is being charged to interest and financing expenses over the term of the debenture.

Certain other warrants to purchase 425,000 shares of Sentry common stock at exercise prices ranging from $0.18 to $0.20 per share were issued in conjunction with the convertible debenture. The warrants are exercisable over one to three years. The fair value of these warrants ($49,000) is being charged to operations over the life of the warrants.

As a condition of the financing, Sentry also acquired ID Systems.

Sentry’s Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brascan.

4.	Inventory:

Inventories consist of the following:
	December 31,
	2004	2003
	(In thousands)
Raw materials	$1,206	$449
Work-in-process	292	283
Finished goods	1,816	1,123

	$3,314	$1,855

The components of inventory shown are net of reserves for excess and obsolete inventory totaling $1,528,000 and $2,148,000 as of December 31, 2004 and 2003, respectively.

5.	Property and Equipment:

Property and equipment are stated at cost and are summarized as follows:

	Estimated
	Useful
	Lives	December 31,
	(Years)	2004	2003
		(In thousands)

Machinery and equipment	3 - 10	$2,270	$826
Furniture, fixtures and office equipment	3 - 10	2,349	2,148
Leasehold improvements	3 - 10	89	66
		4,708	3,040
Less accumulated depreciation		4,019	2,831

		$689	$209

Net property and equipment located in Canada approximated $585,000 in 2004.  Depreciation expense on property and equipment in 2004, 2003 and 2002 totaled $139,000, $261,000 and $466,000, respectively.

6.	Accrued Liabilities:

Accrued liabilities consist of the following:
	December 31,
	2004	2003
	(In thousands)

Accrued salaries, employee benefits and payroll taxes	$333	$417
Purchase order financing	-	291
Accrued warranty	100	227
Other accrued liabilities	713	666

	$1,146	$1,601

7.  Credit Facilities:

On March 22, 2002, the Company entered into a three-year revolving line of credit and term loan with CIT Group/Business Credit, Inc. ("CIT") for maximum borrowings of $8 million, which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the revolving line of credit is payable monthly at the JPMorgan Chase Bank prime rate (5.25% at December 31, 2004), plus 2% per annum. The Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the credit facility. Borrowings under the line are secured by substantially all of the Company's assets. The terms of the agreement, among other matters, places restrictions on capital expenditures and prohibits the payment of dividends. In addition, the Company entered into a $100,000 term loan with CIT. The principal was repaid to CIT in twelve equal monthly installments of $8,333, which began May 1, 2002 and was paid in full on April 1, 2003. Interest on the term note was at the JPMorgan Chase Bank prime plus 2.25%.

During 2003, CIT also provided the Company with an additional $300,000 over-advance facility. On December 8, 2003, the Company entered into a Forbearance Agreement with CIT through December 8, 2004. CIT agreed to forbear from (i) establishing additional availability reserves related to the inventory advance percentage and (ii) demanding immediate payment of the overadvance. To induce CIT not to take the forbearance actions, it was mutually agreed that the maximum borrowings would be reduced from $8 million to $3 million and would exclude eligible inventory from the borrowing base; the existing eligible inventory loan of $845,000 was converted into a term loan with principal repaid to CIT in varying monthly installments through December 2004 and $20,000 per month thereafter; certain limitations on eligible accounts receivable from a major customer would be established and certain financial covenants would be established in the future. The Company had borrowings on the line of credit totaling $1,108,000 and $690,000 as of December 31, 2004 and 2003, respectively. The balance on the term loan was $660,000 and $820,000 at December 31, 2004 and 2003, respectively. As of December 30, 2004, we amended our financing agreement with CIT extending the expiration date of the facility from March 22, 2005 to June 30, 2005. The forbearance agreement expiration date was also extended until June 30, 2005.

On April 30, 2004, Sentry’s subsidiary, ID Security Systems Canada Inc., entered into credit facilities with Bank of Montreal, replacing its former credit facility. Facility 1 is a Canadian $1.5 million (U.S. $1.2 million) Overdraft Lending Facility, which is subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest on the overdraft facility is payable monthly at the Bank of Montreal commercial prime lending rate (4.25% at December 31, 2004), plus 1% per annum. Facility 2 is a Canadian $250,000 (U.S. $208,000) Non-Revolving Demand Credit facility incurred to refinance an existing term loan with a previous lender. Principal payments of Canadian $6,945 plus interest are payable monthly in arrears. Borrowings under these facilities are secured by the assets of ID Systems. At December 31, 2004, approximately U.S. $902,000 was outstanding under the Bank of Montreal facilities.

In October 2002, the Company entered into a purchase order financing facility with EPK Financial Corporation ("EPK"). Funding entails EPK providing funds directly to vendors to allow the Company to secure the inventory needed to fulfill customer orders. Sentry's costs for each financing transaction were equal to 2.75% of Sentry's selling price, plus 1.85% on the maximum outstanding funded amount each ten calendar days or portion thereof, until EPK is paid in full, plus expenses. In connection with this facility, an Intercreditor Agreement was entered into between EPK, CIT and Sentry. Under this agreement, CIT subordinated its rights and interests in the collateral related to each transaction to EPK. Under the terms of the Intercreditors Agreement, the maximum amount subordinated to EPK at any time was limited to $650,000. Sentry used the funds provided by EPK to fund vendor purchases to complete orders in backlog. The Company funded $0.7 million of inventory purchases under this facility in 2004 compared to $2.4 million in 2003 and $0.6 million in 2002. At December 31, 2003, the amount owed to EPK was approximately $291,000. As a result of the Brascan financing, during the second quarter of 2004, we repaid all amounts owed to EPK and discontinued our use of this facility.

The Company is currently in negotiations with a new financial institution to provide a global credit facility to replace both the CIT and Bank of Montreal credit facilities.

8.    Obligations Under Capital and Operating Leases:

a.	Capital leases

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

The Company also currently leases office equipment under non-cancelable capital leases with minimum annual rental commitments of $7,000 in 2005, $7,000 in 2006, $1,000 in 2007 and $1,000 in 2008.

b.	Operating leases

The Company leases certain administrative and manufacturing facilities and equipment under non-cancelable operating leases that expire at various dates through 2008. Rent expense related to operating leases for 2004, 2003 and 2002 was $234,000, $103,000 and 173,000 per year, respectively. Minimum annual rental commitments are $283,000 in 2005, $181,000 in 2006, $58,000 in 2007, $22,000 in 2008 and $2,000 in 2009.

9.   Common Shareholders' Equity:

a.	Earnings Per Share ("EPS")

Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. Since the Company had a loss before extraordinary item for both periods presented, the effect of common stock options and warrants was antidilutive.

b.	Stock options

In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan initially provided for grants up to 2,250,000 options to purchase the Company's common stock. Under the antidilution provisions of the 1997 Plan, as a result of the preferred stock redemption in January 2001, the shares available for grant were increased by 1,719,365 shares. In March 2001, the Board of Directors approved an additional increase of 3,600,000 shares available for grant pending ratification by Sentry's shareholders. In April 2004, in order to meet certain criteria for the Brascan financing, the Board of Directors reduced the number of shares available for grant by 5,200,000. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. However, the Saburah investment constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to May 1, 2004. All outstanding stock options were issued at not less than the fair value of the related common stock at the date of grant. At December 31, 2004, 1,852,738 common shares were reserved for issuance in connection with the exercise of stock options.

In January 2001, the Company issued 2,000,000 non-qualified stock options to Mr. Murdoch, its Chief Executive Officer, at the price of $0.06 per share, which was the fair value on the date of the grant. In March 2002, Mr. Murdoch exercised the option through the issuance of a promissory note in the amount of $120,000. In March 2004, Mr. Murdoch repaid the note along with accrued interest in satisfaction of the note. The note had been reflected as a reduction of shareholders' equity on the consolidated balance sheet as of December 31, 2003.

Stock option transactions for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Weighted Number of Shares	Average Exercise Price

Balance, January 1, 2002	5,821,480	$0.49

Granted	-	-
Exercised	(2,001,000)	0.06
Canceled	(479,188)	0.87
Balance, December 31, 2002	3,341,292	0.69

Granted	-	-
Exercised	(2,000)	0.05
Canceled	(1,757,368)	0.79

Balance, December 31, 2003	1,581,924	0.57

Granted	-	-
Exercised	(3,000)	0.05
Canceled	(303,608)	0.35

Balance, December 31, 2004	1,275,316	$0.63

Significant option groups outstanding at December 31, 2004 and related option price and life information were as follows:

		Weighted
		Average
		Remaining
Range of	Number	Contractual	Number
Exercise Price	Outstanding	Life	Exercisable

$0.05 - 0.07	622,500	5.87	622,500
$0.31 - 0.62	235,316	2.29	235,316
$1.05 - 3.00	417,500	1.61	417,500

	1,275,316	3.81	1,275,316

At December 31, 2004, options to purchase an aggregate of 1,275,316 common shares were vested and currently exercisable at a weighted average exercise price of $0.63 expiring through 2011. At December 31, 2004, options for 577,422 common shares were available for future grants.

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized in the financial statements for employee stock arrangements.

c.	Warrants

Sentry currently has outstanding warrants for 5,725,000 common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.15 to $0.20 and expire from April 29, 2007 through January 21, 2009.

10.    Income Taxes:

The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

	2004	2003	2002
	(In thousands)

Expected tax provision (benefit) at 34%	$86	$(357)	$(1,141)
Add:
Nondeductible expenses	16	16	26
U.S. losses producing no tax benefit	6	-	1,115
Use of net operating loss carry forwards to offset tax on extraordinary item	-	(151)	-
Foreign tax provisions	32	-	-

	$140	$(492)	$-

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $33 million, which expire through the year 2023. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.

Significant components of deferred tax assets (liabilities) at December 31, 2004 and 2003 are comprised of:

	Deferred Tax Assets (Liabilities)
	2004	2003
	(In thousands)
Assets:
Accounts receivable	$112	$121
Inventories	639	859
Accrued liabilities	98	91
Property and equipment	353	221
Net operating loss carryforwards	13,078	12,875
Gross deferred tax assets	14,280	14,167
Less valuation allowance	14,268	14,167
Deferred tax assets	12	-
Liabilities:
Property and equipment	(51)	-
Deferred tax liabilities	(51)	-

Net deferred tax liability	$(39)	$-

The increase in the valuation allowance for the years ended December 31, 2004 and 2003 was primarily attributable to the increase in net operating loss carryforwards. A full valuation allowance has been recorded against the net deferred tax assets because it is more likely than not that such asset will not be realized in the foreseeable future.

The $142,000 income tax provision for 2004 is principally attributable to foreign taxes on Canadian operations.  The $492,000 income tax benefit for 2003 represents the utilization of that period's loss from operations against the tax provision on the extraordinary gain from debt extinguishment.

11.  Extraordinary Item - Gain on the Extinguishment of Debt:

During 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1,092,000. The notes, approximating $112,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,193,263 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, the Company realized an extraordinary gain of $877,000 in 2003, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. The first payment due on the notes as of January 15, 2004 was delayed due to the pending Brascan financing transaction and was made in May 2004. The second payment was made timely in January 2005.

On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its facility in Hauppauge, New York. Under terms of the settlement, Sentry was released from its current and future liabilities under the leases in exchange for a $250,000, 8% note, payable in 36 equal monthly installments of $7,834, including interest, commencing November 1, 2003. In addition, Sentry issued the landlord 1,000,000 shares of common stock, for which the fair value of the stock ($33,000) was determined using the closing price as of July 9, 2003. Sentry was also obligated to pay rent of $16,000 per month until it vacated the premises on September 30, 2003. The Company recognized a gain of $353,000 in the third quarter of 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement. As a result of the Brascan financing, Sentry was obligated to prepay an amount of $50,000 against the note in May 2004, which resulted in a reduction in the remaining monthly payments to $5,932.

As of October 1, 2003, Sentry moved its corporate offices and distribution center to a 20,000 square foot facility in Ronkonkoma, New York. The Company entered into a three-year lease with annual rents of $140,000, $144,200 and $148,600, respectively.

The $492,000 income tax provision recognized in 2003 on the extraordinary gains was offset by an equivalent income tax benefit generated from the current periods’ loss from operations and the utilization of net operating loss carryforwards.

12.  Related Party Transactions:

On March 27, 2002, Peter Murdoch, the Company’s President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share, which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note was secured by the option shares and was repayable no later than January 8, 2006. The note bore interest at prime less .75%. Mr. Murdoch satisfied the note and accrued interest as of March 31, 2004. The note had been reflected as a reduction of shareholders’ equity on the balance sheet as of December 31, 2003.

On January 22, 2004, Robert Furst, a Sentry Director, made a bridge loan to the Company in the amount of $100,000. The interest rate on the loan was 15% per annum and the loan was due on or before April 30, 2004. As additional consideration for the loan, Mr. Furst received a warrant to purchase 300,000 shares of Sentry common stock at a price of $0.17 per share, which was the market price on the date of grant (valued at $3,000 and charged to interest and financing expenses). The warrant expires January 21, 2009. The note was repaid in full on April 30, 2004.

On August 1, 2004, ID Systems and Checkpoint Systems Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which Checkpoint agreed to pay $19.95 million in full and final settlement of claims covered by an antitrust litigation. Payment in full was received on August 5, 2004. As provided when Sentry purchased ID Systems, the proceeds of the settlement were distributed to former shareholders of ID Systems, after payment of litigation fees and expenses. The agreement includes mutual releases between the parties for complaints arising from activities prior to the date of the agreement, except for any contractual obligations and any future claims for patent, copyright or trademark infringement. The agreement is not an acknowledgement of any wrongdoing or liability by either party. A Stipulation of Dismissal was filed with the Third Circuit Court of Appeals to finally conclude the legal proceedings. During the third quarter of 2004, Sentry and its subsidiaries received $753,000 through the repayment of debt incurred by Dialoc prior to the ID Systems acquisition and reimbursement of litigation expenses.

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry agreed that Sentry might require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share was set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Our Board of Directors has exercised this option and based on the settlement amount, Sentry sold to Saburah approximately 4.8 million shares for $641,000 on November 5, 2004. These transactions, totaling $1.4 million, represent the total cash flowing to Sentry directly and indirectly as a result of the Checkpoint lawsuit.

13.  Commitments and Contingencies:

a.	401(k) Plan

In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company may elect to contribute a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the Plan. No Company contributions were made in 2004 or 2003. The Company contributed approximately $48,000 to the Plan for the year ended December 31, 2002.

b.	Employment agreements

The Company and several key executives entered into employment agreements with remaining terms of one year for which the Company will have a minimum commitment of $402,000. Also, the president of the Company’s 51% owned subsidiary, Custom Security Industries Inc., is entitled to receive 10% of its pretax profits.

c.	Litigation

In August 2004, Bi-County Park Associates, Inc. d/b/a Ashlind Properties brought an action against the Company for the recovery of a real estate brokerage commission in the amount of $250,000 relating to the termination of its lease on its former Hauppauge facility. Management believes there is no merit to this claim and is actively defending such action.

The Company is a party to litigation matters and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows.

d.	Distribution Agreements

The Company entered into a five year distribution agreement with Dialoc under which the Company must purchase a minimum of $1.1 million of Dialoc’s products each year.

14. Major Customers and Credit Concentrations:

The Company grants credit to customers who are principally in the retail industry and libraries. During 2004, 2003 and 2002, revenues from Lowe’s Home Center represented approximately 30%, 44% and 40% of total revenues, respectively. No other customer accounted for more than 10% of total revenues for fiscal 2004, 2003 and 2002.

In January 2005, Lowe’s Home Centers notified the Company that they would not be renewing their annual maintenance contract, which represented $850,000 of revenues in 2004. The Company still anticipates selling Sentry products to Lowe’s in the future, however, the annual maintenance contract had an impact on the selection of vendors for replacement and add-on CCTV business in existing Lowe’s locations. The Company anticipates that this decision will result in a substantial decrease in future revenues from Lowe’s on a comparative basis.

Canadian revenues approximated $4,497,000, $247,000 and $216,000 in 2004, 2003 and 2002, respectively.

15. Revenue by Product Line:

Revenues by product line are as follows:

	2004	2003	2002
	(In thousands)
EAS	$5,286	$1,888	$2,835
CCTV	3,214	3,650	4,657
Sentry Vision ®	3,784	3,091	2,408
Service revenues and other	4,381	4,497	4,804

Total revenues	$16,665	$13,126	$14,704

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

The following sets forth information regarding the persons serving as Directors of Sentry:

Peter L. Murdoch, age 51, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director and President of ID Security Systems Canada, Inc. since its inception in 1987 until its acquisition by Sentry. From 1997 through 2004, he served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch’s term as a Director expires at the next Annual Meeting.

Robert D. Furst, Jr., age 52, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also a founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst is a continuing director on the Board of Directors after the completion of the Dialoc ID Investment. Mr. Furst’s term as a Director expires at the next Annual Meeting.

Jonathan G. Granoff, age 54, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff’s term as a Director expires at the next Annual Meeting.

Executive Officers

The following sets forth information regarding the persons serving as executive officers of the Company:

Name	Age	Office
Peter L. Murdoch	51
Our President and Chief Executive Officer since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director of ID Security Systems Canada, Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario.

Peter J. Mundy	48
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

Based solely on a review of the copies of reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with, except the following. Robert D. Furst, Jr., a member of the Board, filed a late report on Form 4 on January 28, 2005 with the SEC, for the sale of 400,000 shares of the Company's common stock at prices ranging from $0.225 per share to $0.26 per share, which sales occurred on January 25, 2005.

Item 10. EXECUTIVE COMEPENSATION.

Summary Compensation Table

The following table summarizes the compensation for our fiscal years ended December 31, 2004 of our Chief Executive Officer and Chief Financial Officer:

		Annual Compensation			Long-Term Compensation	All Other Compensation (1)

Name and Principal Position	Year	Salary		Bonus	Securities Underlying Options (#)

Peter L. Murdoch	2004	$237,962	(2)	-	-	-
President and CEO	2003	50,000		-	-	-
	2002	87,500	(3)	-	-	-

Peter J. Mundy	2004	131,160		-	-	-
Vice President - CFO,	2003	131,160		-	-	-
Secretary and Treasurer	2004	131,160		-	-	1,967

(1)	Amount shown consists of our matching contributions under the Retirement Savings 401(k) Plan.
(2)	Includes amounts paid by ID Systems in 2004 and $62,500 of Sentry salary deferred from 2002.
(3)	Mr. Murdoch deferred $62,500 of salary in 2002.

As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.

Options Granted in Last Fiscal Year

No options were granted during fiscal year 2004.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2004 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2004, both exercisable (E) and unexercisable (U), and the value of such options as of that date.

			Number Of Unexercised Options At Year-End (#)		Value Of Unexercised In The Money Options At Year End ($)
Shares
	Acquired On	Value	Exercisable/		Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable		Unexercisable

Peter L. Murdoch	-	-	E	-	E	-
			U	-	U	-

Peter J. Mundy	-	-	E	469,586	E	$18,000
			U	-	U	-

_______________

Compensation Of Directors

Directors who are also our full-time employees receive no additional compensation for their services as Directors. In response to Sentry’s financial condition, the Directors agreed to waive their annual retainer for 2004.

In addition, each non-employee Director is eligible to participate in our 1997 Stock Incentive Plan. No options were awarded to Directors during the last three years.

Employment Agreements And Compensation Of Executive Officers; Change Of Control Arrangements

The Board set Peter L. Murdoch’s compensation, in the capacity of President, at an annual salary of approximately $175,000 in 2004, $50,000 in 2003 and $150,000 for 2002.

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

Currently, Mr. Mundy is compensated pursuant to a written employment agreement providing for his base salary. This agreement provides for annual salary increases intended to maintain his base salary against increases in the cost of living as measured by the United States Department of Labor. Mr. Mundy waived these increases for the years 2002, 2003 and 2004. The employment agreement for Mr. Mundy renews automatically on May 1 for one-year terms. His annual salary is presently $136,013.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock at April 12, 2005, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and (iv) all Directors and executive officers as a group. On April 12, 2005, 120,558,804 shares of common stock were outstanding.

Name and Address of Beneficial Owners	Shares of Common Stock	Percent of Class(1)

William A. Perlmuth c/o Stroock & Stroock & Lavan LLP 180 Maiden Lane New York, NY 10038	6,118,952 (2)	5.1%

Directors and Executive Officers	Shares of Common stock	Percent Of Class(1)

Peter L. Murdoch (5) c/o Saburah Investments Inc. 37 Voyager Court North Toronto, Ontario M9W 4Y2	59,665,093 (3)	49.5%

Robert D. Furst, Jr. c/o Alternative Strategies Advisors LLC 601 Carlson Parkway, Suite 610 Minnetonka, MN 55305	15,587,142 (4)	12.9%

Peter J. Mundy	665,553 (5)	*
Jonathan G. Granoff	90,000 (6)	*
All Sentry Directors and executive officers as a group (4 persons)	76,007,788 (7)	62.6%

___________________
*	Less than one percent

(1)
Based on 120,558,804 shares of common stock outstanding as of April 12, 2005. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock that could be purchased by the indicated person within 60 days upon the exercise of stock options.

(2)
Consists of (a) 5,199,497 shares of common stock held by Mr. Perlmuth as Trustee of the Trust U/W/O of Arthur J. Minasy, (b) 896,418 shares of common stock held by Mr. Perlmuth as trustee under trusts for the benefit of Mr. Minasy’s adult children, and (c) 23,037 shares of common stock beneficially owned by Mr. Perlmuth. Mr. Perlmuth resigned his position as a member of the Board of Directors on June 18, 2002.

(3)	Includes 57,553,593 shares of common stock held by Saburah Investments Inc. of which Mr. Murdoch is the 100% owner.
(4)
Includes 354,000 shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days of the date hereof. Mr. Furst also holds a warrant to purchase 2,500,000 common shares from Saburah investments Inc., which are excluded from the shares owned. Shares subject to this warrant will be issued from shares currently owned by Saburah.

(5)	Includes 469,586 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.
(6)	Includes 30,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.
(7)	Includes 853,586 shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 27, 2002, Peter Murdoch, our President and CEO, exercised a stock option for two million shares of Sentry common stock at an exercise price of $0.06 per share, which was paid for through the issuance of a promissory note in the amount of $120,000. The principal of the note was secured by the option shares and was repayable no later than January 8, 2006. The note bore interest at prime less ..75%. Mr. Murdoch satisfied the note and accrued interest as of March 31, 2004. The note had been reflected as a reduction of shareholders’ equity on the balance sheet as of December 31, 2003.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report on Form 10-KSB:

(1) (2)
Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 2004 and Financial Statement Schedules required to be filed by Items 8 and 14(d) of Form 10-KSB. See Table of Contents to Consolidated Financial Statements of Sentry Technology Corporation and its subsidiaries on page 29.

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

10.16
First Amendment, dated September 18, 2000, to Lease Agreement (dated December 24, 1996) between the Company and NOG (NY) QRS 12-23, Inc., incorporated by reference to Exhibit 10.19 to Company’s Registration Statement on Form S-4 (No. 333-47018).

10.20
Stipulation of Settlement and Lease Termination dated July 29, 2003 between Knogo North America Inc. and NOG (NY) QRS 12-23, Inc. Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q dated November 4, 2003.

10.25	Distribution Agreement, dated January 8, 2001, between Sentry and Dialoc ID, incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 10, 2000.

10.29
Financing Agreement between Knogo North America Inc. and The CIT Group/Business Credit, Inc. dated March 22, 2002, incorporated by reference to Exhibit 10.29 to Company’s annual report on Form 10-K for fiscal 2001.

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

10.34
Letter amendment to the Intercreditor Agreement between Knogo North America Inc., EPK Financial Corporation and The CIT Group/Business Credit, Inc., dated July 10, 2003. Incorporated by reference to Exhibit 10.34 to the Company's annual report on Form 10-KSB for fiscal 2003.

10.35
Lease Agreement dated September 16, 2003 between Sentry Technology Corporation and G & J Lakeland Realty Corp. Incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB dated November 4, 2003.

10.36
Forbearance Agreement between The CIT Group/Business Credit, Inc. and Knogo North America Inc., dated December 8, 2003. Incorporated by reference to Exhibit 10.36 to the Company's annual report on Form 10-KSB for fiscal 2003.

10.37	Amendment to Forbearance Agreement and Financing Agreement between The CIT Group/Business Credit, Inc. and Knogo North America Inc., dated December 30, 2004.

21	Subsidiaries of the Company.

23.1	Consent of Holtz Rubenstein Reminick LLP

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

***
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)   Reports on Form 8-K.

There were no Forms 8-K filed by the registrant during the fourth quarter of 2004.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Holtz Rubenstein Reminick LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by Holtz Rubenstein Reminick LLP in 2004.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004, 2003 and 2002 were $104,000, $58,000 and $50,000, respectively, net of expenses.

Audit-Related Fees

There were $33,000, $9,000 and $0 of other fees billed during 2004, 2003 and 2002, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no other fees billed by our independent auditors during the last two fiscal years for tax compliance.

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
Peter J. Mundy
Vice President-Finance,
Chief Financial Officer,
Secretary and Treasurer

Dated: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title

/s/ Peter L. Murdoch	Chief Executive Officer and Director
Peter L. Murdoch

/s/ Peter J. Mundy	Vice President-Finance,
Peter J. Mundy	Chief Financial and Accounting Officer,
Secretary and Treasurer

/s/ Robert D. Furst, Jr.	Director
Robert D. Furst, Jr.

/s/ Jonathan G. Granoff	Director
Jonathan G. Granoff

Dated: April 12, 2005

EXHIBIT INDEX

10.37	Amendment to Forbearance Agreement and Financing Agreement between The CIT Group/Business Credit, Inc. and Knogo North America Inc., dated December 30, 2004.

21	Subsidiaries of the Company.

23.1	Consent of Holtz Rubenstein Reminick LLP.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***