Form 10QSB
period 2005-03-31
SENTRY TECHNOLOGY CORP
filed 2005-05-16
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

                      For the quarter ended March 31, 2005

                                       OR

[    ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT  OF  1934

             For the transition period from __________ to __________


                 Commission File Number                  1-12727
                                                      ----------


                            SENTRY TECHNOLOGY CORPORATION
                            -----------------------------
        (Exact name of small business issuer as specified in its charter)


       Delaware                                        96-11-3349733
     ----------                                        -------------
 (State  or  other  jurisdiction  of               (I.R.S. Employer
incorporation  or organization)                        Identification No.)


     1881  Lakeland  Avenue,  Ronkonkoma,  NY                    11779
-------------------------------------------------                -----
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

Yes     X          No
        -


As  of  May 13, 2005, there were 120,558,804 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                        Page  No.
                                                        ---------

PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  --
     March  31,  2005  and  December  31,  2004               3

     Consolidated  Statements  of  Operations  --
     Three  Months  Ended  March  31,  2005  and  2004        4

     Consolidated  Statements  of  Cash  Flows  --
     Three  Months  Ended  March  31,  2005  and  2004        5

     Notes  to  Condensed  Consolidated  Financial
     Statements  -  March  31,  2005                       6  -  9


Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations    9  -  12


Item  3.     Controls  and  Procedures                        12



PART  II.   OTHER  INFORMATION
------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K        12  -  13


Signatures                                                    13









PART  I.   FINANCIAL  INFORMATION
---------------------------------

Item  1.     Financial  Statements  (Unaudited)







SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(In  thousands)

                                                                March 31,    December 31,
                                                                     2005            2004
                                                               -----------  --------------

ASSETS
-------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $    1,211   $       1,965
  Accounts receivable, less allowance for doubtful
     accounts of $200 and $338, respectively. . . . . . . . .       2,018           3,500
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .       3,736           3,314
  Prepaid expenses and other current assets . . . . . . . . .         489             525
                                                               -----------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .       7,454           9,304

PROPERTY, PLANT AND EQUIPMENT, net. . . . . . . . . . . . . .         659             689
GOODWILL. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,564           1,564
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .         646             690
                                                               -----------  --------------

                                                               $   10,323   $      12,247
                                                               ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan. . . . . . . . . . .  $    1,875   $       2,640
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .         629             799
  Accrued liabilities . . . . . . . . . . . . . . . . . . . .       1,177           1,146
  Obligations under capital leases - current portion. . . . .           6               5
  Deferred income . . . . . . . . . . . . . . . . . . . . . .          85             169
                                                               -----------  --------------
    Total current liabilities . . . . . . . . . . . . . . . .       3,772           4,759

NOTES PAYABLE . . . . . . . . . . . . . . . . . . . . . . . .          36             189
OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion . . . . . . . . . . . . . . . . . . . .           6               8
DEFFERED TAX LIABILITY. . . . . . . . . . . . . . . . . . . .          33              39
CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . . . . . . .       1,873           1,862
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . .       1,031           1,045
                                                               -----------  --------------
    Total liabilities . . . . . . . . . . . . . . . . . . . .       6,751           7,902

SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . .         121             121
  Additional paid-in capital. . . . . . . . . . . . . . . . .      48,780          48,779
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .     (45,478)        (44,718)
  Equity adjustment from foreign currency translation . . . .         149             163
                                                               -----------  --------------
  Total shareholders' equity. . . . . . . . . . . . . . . . .       3,572           4,345
                                                               -----------  --------------
                                                               $   10,323   $      12,247
                                                               ===========  ==============



See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  per  share  data)





                                                                        Three Months Ended
                                                                            March 31,
                                                                ------------------------------
                                                                               2005      2004
                                                                --------------------  --------


REVENUES
  Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             1,913   $ 1,846
  Service, installation and other. . . . . . . . . . . . . . .                  580     1,128
                                                                --------------------  --------
                                                                              2,493     2,974
COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .                  980       941
  Customer service expenses. . . . . . . . . . . . . . . . . .                  749     1,015
  Selling, general and administrative expenses . . . . . . . .                1,221       925
  Research and development . . . . . . . . . . . . . . . . . .                  233       160
                                                                --------------------  --------
                                                                              3,183     3,041
                                                                --------------------  --------
OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . . .                 (690)      (67)
INTEREST AND FINANCING EXPENSES. . . . . . . . . . . . . . . .                   91       125
                                                                --------------------  --------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST . . . . . . . .                 (781)     (192)
INCOME TAX (BENEFIT)                                                            (17)      ---
                                                                --------------------  --------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .                 (764)     (192)
MINORITY INTEREST                                                                (4)      ---
                                                                --------------------  --------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (760)  $  (192)
                                                                ====================  ========

NET LOSS PER SHARE
          Basic and diluted. . . . . . . . . . . . . . . . . .  $             (0.01)  $ (0.00)
                                                                ====================  ========

WEIGHTED AVERAGE SHARES
          Basic and diluted. . . . . . . . . . . . . . . . . .              120,551    85,756
                                                                ====================  ========



See notes to the condensed consolidated financial statements.


SENTRY  TECHNOLOGY  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)





                                                                      Three Months Ended
                                                                           March 31,
                                                                ----------------------------
                                                                               2005    2004
                                                                --------------------  ------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (760)  $(192)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . .                   80      47
     Provision for bad debts . . . . . . . . . . . . . . . . .                    3      10
     Non cash consideration                                                      16     ---
     Minority interest in net loss of consolidated subsidiary                   (14)    ---
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . .                1,479    (291)
     Inventories . . . . . . . . . . . . . . . . . . . . . . .                 (422)   (121)
     Accounts payable and other current assets and liabilities                 (347)      3
                                                                --------------------  ------

    Net cash provided by (used in) operating activities. . . .                   35    (544)
                                                                --------------------  ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (9)    ---
  Intangibles. . . . . . . . . . . . . . . . . . . . . . . . .                   (1)     (3)
                                                                --------------------  ------

    Net cash used in investing activities. . . . . . . . . . .                  (10)     (3)
                                                                --------------------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the revolving line
     of credit and term loan . . . . . . . . . . . . . . . . .                 (765)    419
  Proceeds from bridge loan                                                     ---     100
  Repayment of obligations under capital leases. . . . . . . .                   (1)     (1)
  Proceeds from sale of stock, net                                                1     ---
                                                                --------------------  ------

    Net cash (used in) provided by financing activities. . . .                 (765)    518
                                                                --------------------  ------

EFFECTS OF EXCHANGE RATES ON CASH                                               (14)    ---
                                                                --------------------  ------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .                 (754)    (29)

CASH AND CASH EQUIVALENTS, at beginning of period. . . . . . .                1,965     210
                                                                --------------------  ------
CASH AND CASH EQUIVALENTS, at end of period. . . . . . . . . .  $             1,211   $ 181
                                                                ====================  ======


See notes to the condensed consolidated financial statements.



SENTRY  TECHNOLOGY  CORPORATION
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2005


NOTE  A  --  Basis  of  Presentation
------------------------------------
The consolidated financial statements include the accounts of Sentry and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE  B  --  ID  Systems  Acquisition
-------------------------------------
On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Effective January 1, 2005, the names of the acquired subsidiaries were changed to Sentry Technology Canada Inc. and Sentry Technology USA Inc.

Our condensed consolidated statements of operations include the revenues and expenses of ID Systems in the three month period ending March 31, 2005, but not for the corresponding three month period ended March 31, 2004.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three month period ended March 31, 2004 as if the acquisition had occurred as of January 1, 2004:

                                              Three  Months  Ended
                                                March  31,  2004
                                     (in  thousands,  except  per  share  data)

Revenues                                          $       4,154
Income  (loss)  before  extraordinary  item       $        (113)
Net  income  (loss)                               $        (113)
Net  income  (loss)  per share                    $       (0.00)






NOTE  C  --  Inventories
------------------------
Inventories  consist  of  the  following:
                                  March  31,  2005          December  31,  2004
                                  ----------------          -------------------
                                               (in  thousands)
Raw  materials                     $     1,323                $     1,206
Work-in-process                            298                        292
Finished  goods                          2,115                      1,816
                                         -----                      -----
                                   $     3,736                $     3,314
                                   =     =====                =     =====


Reserves for excess and obsolete inventory totaled $1,527,000 and $1,528,000 as of March 31, 2005 and December 31, 2004, respectively and have been included as a component of the above amounts.





NOTE  D  --  Credit  Facilities
-------------------------------
Balances  under  credit  facilities  consist  of  the  following:

                                  March  31,  2005          December  31,  2004
                                  ----------------          -------------------
                                               (in  thousands)
The CIT Group/Business Credit Inc.
     revolving  credit                 $  1,051                 $   1,769
Bank of Montreal overdraft lending          675                       734
Bank of Montreal non-revolving demand       149                       137
                                            ---                       ---
                                       $  1,875                 $   2,640
                                       =  =====                 =   =====


The Company is currently in the final negotiations with a Canadian commercial bank to replace the facilities listed above with a single global line of credit under terms and conditions substantially in line with the existing facilities.


NOTE  E  --  Related  Party  Transactions
-----------------------------------------
On January 22, 2004, Robert Furst, a Sentry Director, made a bridge loan to the Company in the amount of $100,000. The interest rate on the loan was 15% per annum and the loan was due on or before April 30, 2004. As additional consideration for the loan, Mr. Furst received a warrant to purchase 300,000 shares of Sentry common stock at a price of $0.17 per share, which was the market price on the date of the grant (valued at $3,000 and charged to interest and financing expenses). The warrant expires on January 21, 2009. The note was repaid in full on April 30, 2004.


NOTE  F  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at March 31, 2005 and 2004 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,299,512 and 1,581,924 shares of common stock with a weighted average exercise price of $0.58 and $0.57 were outstanding at March 31, 2005 and 2004, but were not included in the computation of diluted net loss per share because their effect would be antidilutive.

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."



SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. In 2005, 150,000 options were granted at market price on of the date of the grant. The weighted average fair value of the options granted for the year ended December 31, 2005 is estimated at $0.08, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of two years; stock volatility, 94% in 2005; risk free interest rates, 4.0% in 2005, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. No options were granted in the three month period ended March 31, 2004.

If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:

                                                         Three Months Ended
                                                         ------------------
                                                              March 31,
                                                              ---------
                                                      2005                 2004
                                                      ----                 ----
                                                           (In thousands,
                                                         except per share data)

Net  loss:
    As  reported                                  $   (760)            $   (192)
    Less stock based compensation expense
    determined  under  the fair value method
    for all awards, net of related tax effects          (6)                  (6)
                                                  ---------            ---------
    Pro  forma                                    $   (766)            $   (198)
                                                  =========            =========

Net  loss  per  share:
    As  reported                                  $  (0.01)            $  (0.00)
                                                  =========            =========
    Pro  forma                                    $  (0.01)            $  (0.00)
                                                  =========            =========


Note  G  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123 and supersedes Accounting Principles Based Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005, the SEC announced SFAS 123R would be effective no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value.
We currently account for share-based payments to employees using APB No. 25's intrinsic value method. Under SFAS No. 123R we will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material impact the Company's financial position or results of operations.



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

Results  of  Operations:
------------------------

On April 30, 2004, Sentry purchased from Saburah Investments, Inc. all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., and all of the outstanding capital stock of ID Systems USA, Inc. (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Our condensed consolidated statements of operations include the revenues and expenses of ID Systems in the three month period ending March 31, 2005, but not for the corresponding three month period ended March 31, 2004. Effective January 1, 2005, the names of the acquired subsidiaries were changed to Sentry Technology Canada Inc. and Sentry Technology USA Inc.

Consolidated revenues were 16% lower in the quarter ended March 31, 2005 than in the quarter ended March 31, 2004. ID Systems' revenues represented $0.9 million of the total revenues for the first quarter ended March 31, 2005. Our backlog of orders, which we expect to deliver within the next twelve months, increased to $2.9 million at March 31, 2005 as compared to $2.2 million at December 31, 2004. The backlog was $3.0 million at March 31, 2004. Total revenues for the periods presented are broken out as follows:



                                  Q-1             Q-1           %  Change
                                 2005            2004           Incr  (Decr)
                                 ----            ----           ------------
                                    (in  thousands)

EAS                            $ 1,050         $  494               113
CCTV                               313            607               (48)
SentryVision                       550            745               (26)
                                   ---            ---               ----
Total  sales                     1,913          1,846                 4
Service, installation and
       other  revenues             580          1,128               (49)
                               -------         ------              -----
Total  revenues                $ 2,493         $2,974               (16)
                               =======         ======              =====

Sentry's comparable historical sales were lower across all product lines. ID Systems sales of $0.9 million represented the majority of the total EAS sales. The prior year historical EAS sales included a higher number of systems as well as a large sale of reusable tags to a domestic customer. In January 2005, we were notified by Lowe's Home Center, our largest customer, that they would not be renewing their maintenance contract for 2005. While the annual value of the maintenance contract was approximately $0.9 million, it contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe's locations. As a result, revenues from Lowe's decreased from $1.1 million in the first quarter of 2004 to $0.5 million in the first quarter of 2005. We anticipate that this decision may result in a substantial decrease in future revenues from Lowe's on a comparative basis.

International sales of SentryVision continued to improve in 2005, but were offset by lower domestic sales to several other customers. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar had no significant impact on revenues. While service revenues were approximately the same in 2005 and 2004, installation revenues were significantly lower in the first quarter of 2005 as compared to the first quarter of 2004, due to lower domestic sales of CCTV and SentryVision systems. Even though EAS sales increased substantially, the installation revenues associated with EAS systems are lower than for CCTV and SentryVision sales. Maintenance revenues were lower primarily as a result of cancellation of the Lowe's maintenance contract.

Cost of sales were 51% of total sales in the each of the three month periods ended March 31, 2005 and 2004. We continue to see margin improvements in 2005 on Sentry's historical costs as a result of the outsourcing of all significant manufacturing operations. However, as a percentage of sales, the ID Systems cost of sales were higher than Sentry's historical costs as a higher portion of its sales are made through dealers and distributors that carry lower margins than sales made direct to end users. In addition, lower sales volume at our 51% owned labeling subsidiary resulted in underabsorbed overhead resulting in a higher than normal cost of sales percentage.

The decrease in customer service expenses in the first quarter of 2005 as compared to the first quarter of 2004 is primarily a result of a decrease in the number of customer service employees and increased the use of outside service contractors in order to better manage our total net customer service costs during fluctuations in activity levels from quarter to quarter. As a result of the loss of the Lowe's maintenance agreement, we terminated an additional twelve customer service employees as of the end of March 2005.

Selling, general and administrative expenses increased 32% in the three month period ended March 31, 2005 when compared to the same period of the previous year. ID System expenses represent $389,000 of the total current year expenses. We have made certain administrative expense reductions to help compensate for the expected reduction in Lowe's business. At the same time, we have increased funding of sales and marketing programs, which we expect will increase our business with new and existing customers.

The increase in research and development in the first quarter of 2005 when compared to the first quarter of 2004 includes the research efforts of ID Systems and increased prototype costs associated with the development of our new EAS antenna.

Total interest and financing costs decreased in the first quarter of 2005 as compared to the first quarter of 2004. The reduction in total costs in the first quarter of 2005 was a result of the convertible debt facility entered into with the Brascan Technology Fund on April 30, 2004, which eliminated the costly financing associated with purchase order financing.

The income tax benefit recorded in the first quarter of 2005 is a result of investment tax credits and the utilization of net operating loss carryforwards at one of the Company's subsidiaries.

As a result of the foregoing, Sentry had a loss of $760,000 in the quarter ended March 31, 2005 as compared to a loss of $192,000 in the quarter ended March 31, 2004.

Liquidity  and  Capital  Resources  as  of  March  31,  2005

At March 31, 2005, we had cash of $1.2 million, working capital of $3.7 million, total assets of $10.3 million and shareholders' equity of $3.6 million. We have eliminated the use of expensive purchase order financing to fund inventory purchases and we are continuing to reestablish credit with new and existing vendors. While we had a loss of $0.8 million in the first quarter of 2005, we generated cash from operating activities in the first quarter of 2005 of $35,000. This was principally due to a reduction of $1.5 million in accounts receivable resulting from lower sales, which was used to fund the purchase of inventory for $0.4 million and payments to creditors of $0.3 million in addition to funding the loss.

We utilized $0.8 million in financing activities through a pay down of balances under our credit facilities. Availability under the credit facilities is principally based on the level of our receivables, which declined in the first quarter.

As of March 31, 2005, we had borrowings of approximately $1.1 million with CIT, the maximum amount available under the revolving credit facility and $0.8 million with the Bank of Montreal. We are in the final stages of documentation with a Canadian commercial bank to replace the facilities listed above with a single global line of credit under terms and conditions substantially in line with the existing facilities.

We are encouraged by the recent increase in orders as well as the increase in backlog at the end of March 2005. Sales reps and international distributors have been added to the sales group plus new print ads and trade show attendance will assist in improving our sales results. We anticipate a return to profitability with the combination of increased sales volume and additional cost cuts in the near term future.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of March 31, 2005. We believe that our anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, availability under our current and future credit facilities and cash generated from future operations


On March 28, 2005, our Board of Directors and a majority of the outstanding shareholders approved an increase in the authorized number of Sentry's common shares from 140,000,000 to 160,000,000, principally in order to meet the requirements of the Brascan Technology Fund investment.


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

                                      SENTRY  TECHNOLOGY  CORPORATION
                                      -------------------------------


Date:     May  13,  2005              By:     /s/PETER  J.  MUNDY
          --------------              ---------------------------------
                                      Peter  J.  Mundy, Vice  President
                                      Finance  and  Chief  Financial  Officer
                                      (Principal  Financial  and
                                                Accounting Officer)

SECTION  302  CERTIFICATION:


Exhibit  31.1

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


                              /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                              Peter  L.  Murdoch
                              President  and  Chief  Executive  Officer

                              May  13,  2005

SECTION  302  CERTIFICATION:


Exhibit  31.2

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


                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              May  13,  2005

SECTION  906  CERTIFICATION:


Exhibit  32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                           /s/  PETER  L.  MURDOCH
                          -------------------------------------------------

                               Peter  L.  Murdoch
                               President  and  Chief  Executive  Officer

                              May  13,  2005


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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification  of  CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to Section 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/  PETER  J.  MUNDY
                          -------------------------------------------------

                              Peter  J.  Mundy
                              Vice  President  and  Chief  Financial  Officer

                              May  13,  2005


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