Form 10QSB
period 2005-06-30
SENTRY TECHNOLOGY CORP
filed 2005-08-12
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                            EXCHANGE     ACT OF 1934

                       For the quarter ended June 30, 2005

                                       OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                            EXCHANGE     ACT OF 1934

             For the transition period from __________ to __________


                 Commission File Number                  1-12727
                                                      ----------


                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                        96-11-3231714
          --------                                        -------------
     (State or other jurisdiction of                   (I.R.S.  Employer
  incorporation or organization)                      Identification  No.)

  1881 Lakeland Avenue, Ronkonkoma, NY                      11779
  ------------------------------------                      -----
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

                              Yes     X          No
                                      -


       As of August 12, 2005, there were 120,628,804 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                        Page No.
                                                        --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

     Consolidated Balance Sheets --
     June 30, 2005 and December 31, 2004                    3

     Consolidated Statements of Operations --
     Three Months Ended June 30, 2005 and 2004
     And Six Months Ended June 30, 2005 and 2004            4

     Consolidated Statements of Cash Flows --
     Six Months Ended June 30, 2005 and 2004                5

     Notes to Consolidated Financial
     Statements - June 30, 2005                           6 - 9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   9 - 12


Item 3.   Controls and Procedures                           13



PART II.   OTHER INFORMATION
----------------------------

Item 6.   Exhibits and Reports on Form 8-K                  13


Signatures                                                  14

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                June 30,    December 31,
                                                                  2005          2004
                                                               ----------  --------------
(Unaudited)                                                    (Audited)
ASSETS
-------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                    $     771   $       1,965
  Accounts receivable, less allowance for doubtful
     accounts of $151 and $338, respectively                       2,954           3,500
  Inventories                                                      3,156           3,314
  Prepaid expenses and other current assets                          474             525
                                                               ----------  --------------
    Total current assets                                           7,355           9,304

PROPERTY, PLANT AND EQUIPMENT, net                                   625             689
GOODWILL                                                           1,564           1,564
OTHER ASSETS                                                         624             690
                                                               ----------  --------------

                                                               $  10,168   $      12,247
                                                               ==========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES
  Revolving line of credit and term loan                       $   1,492   $       2,640
  Accounts payable                                                   908             799
  Accrued liabilities                                              1,194           1,146
  Obligations under capital leases - current portion                   6               5
  Deferred income                                                     66             169
                                                               ----------  --------------
    Total current liabilities                                      3,666           4,759

NOTES PAYABLE                                                         24             189
OBLIGATIONS UNDER CAPITAL LEASES -
  non-current portion                                                  4               8
DEFFERED TAX LIABILITY                                                42              39
CONVERTIBLE DEBENTURES                                             1,883           1,862
MINORITY INTEREST                                                  1,040           1,045
                                                               ----------  --------------
    Total liabilities                                              6,659           7,902

SHAREHOLDERS' EQUITY
  Common stock, $0.001 par value; authorized 160,000 shares,         121             121
     issued and outstanding  120,628 and 120,549 shares
  Additional paid-in capital                                      48,783          48,779
  Accumulated deficit                                            (45,508)        (44,718)
  Other accumulated comprehensive income                             113             163
                                                               ----------  --------------
  Total shareholders' equity                                       3,509           4,345
                                                               ----------  --------------
                                                               $  10,168   $      12,247
                                                               ==========  ==============
See notes to the consolidated financial statements.



SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                      ----------------------------------------------
                                                       2005        2004            2005       2004
                                                          (Unaudited)                (Unaudited)
REVENUES
  Sales                                               $ 3,462   $  3,188         $  5,375   $ 5,034
  Service, installation and other                         805      1,091            1,385     2,219
                                                      -------   --------         --------   --------
                                                        4,267      4,279            6,760     7,253

COSTS AND EXPENSES:
  Cost of sales                                         1,915      1,682            2,895     2,623
  Customer service expenses                               747      1,105            1,496     2,120
  Selling, general and administrative expenses          1,272      1,192            2,493     2,117
  Research and development                                214        180              447       340
                                                      -------   --------         --------    -------

                                                        4,148      4,159            7,331     7,200
                                                      -------   --------         --------    -------

OPERATING INCOME (LOSS)                                   119        120             (571)       53
INTEREST AND FINANCING EXPENSES                            78         79              169       204
                                                      -------   --------         --------    -------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                                    41         41             (740)     (151)
INCOME TAX EXPENSE                                         37         15               20        15
                                                      -------   --------         --------    -------
INCOME (LOSS) BEFORE MINORITY INTEREST                      4         26             (760)     (166)
MINORITY INTEREST                                         (34)       (14)             (30)      (14)
                                                      -------   --------         --------    -------
NET INCOME (LOSS)                                     $   (30)  $     12         $   (790)   $ (180)
                                                      =======   ========         ========    =======

NET INCOME (LOSS) PER SHARE
  Basic and diluted                                   $ (0.00)  $   0.00         $  (0.01)   $(0.00)
                                                      =======   ========         ========    =======

WEIGHTED AVERAGE SHARES
  Basic and diluted                                   120,566    105,862          120,559    95,809
                                                      =======   ========         ========    =======


See notes to the consolidated financial statements.



SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                         Six Months Ended
                                                                              June 30,
                                                                        ------------------
                                                                         2005           2004
                                                                      -----------    ----------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------

  Net loss                                                        $            (790)  $  (180)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                              163        89
     Provision for bad debts                                                    (20)       20
     Non-cash consideration                                                      17        53
     Minority interest in net income of consolidated subsidiary                  (5)       14
  Changes in operating assets and liabilities:
     Accounts receivable                                                        566      (524)
     Inventories                                                                158       (31)
     Accounts payable and other current assets and liabilities                  (44)     (515)
                                                                  ------------------  --------

    Net cash provided by (used in) operating activities                          45    (1,074)
                                                                  ------------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                     (26)       (9)
  Intangibles                                                                   (16)     (185)
  Net cash provided by the acquisition of ID Systems                            ---        82
                                                                  ------------------  --------

    Net cash used in investing activities                                       (42)     (112)
                                                                  ------------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the revolving line
     of credit and term loan                                                 (1,148)      318
  Proceeds from bridge loan                                                     ---       100
  Repayment of bridge loan                                                      ---      (100)
  Proceeds from convertible debentures and warrants                             ---     2,000
  Repayment of obligations under capital leases                                  (3)       (3)
  Proceeds from sale of stock, net                                                4       ---
                                                                  ------------------  --------

    Net cash (used in) provided by financing activities                      (1,147)    2,315
                                                                  ------------------  --------

EFFECTS OF EXCHANGE RATES ON CASH                                               (50)      ---
                                                                  ------------------  --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,194)    1,129

CASH AND CASH EQUIVALENTS, at beginning of period                             1,965       210
                                                                  ------------------  --------
CASH AND CASH EQUIVALENTS, at end of period                       $             771   $ 1,339
                                                                  ==================  ========


See notes to the consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005



NOTE 1 -- Basis of Presentation
-------------------------------
The consolidated financial statements include the accounts of Sentry Technology Corporation ("the Company") and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 -- Recent Accounting Pronouncements
------------------------------------------
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123 and supersedes Accounting Principles Based Opinion No. 25, "Accounting for Stock Issued to Employees." In April 2005, the SEC announced SFAS 123R would be effective no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value.
We currently account for share-based payments to employees using APB No. 25's intrinsic value method. Under SFAS No. 123R we will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3 -- ID Systems Acquisition
--------------------------------
On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Effective January 1, 2005, the names of the acquired subsidiaries were changed to Sentry Technology Canada Inc. and Sentry Technology USA Inc.

The Company's consolidated statements of operations include the revenues and expenses of ID Systems from May 1, 2004.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June  30,  2005


The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and six month periods ended June 30, 2004 as if the acquisition had occurred as of January 1, 2004:



                                         Three Months Ended           Six Months Ended
                                           June 30, 2004                June 30, 2004
                                          --------------------------------------------
                                             (in thousands, except per share data)
Revenues                                  $     4,918                     $9,132
Income (loss) before extraordinary item   $        14                     $ (103)
Net income (loss)                         $        14                     $ (103)
Net income (loss) per share               $     (0.00)                    $(0.00)



NOTE 4 -- Inventories
---------------------


Inventories consist of the following             June 30, 2005          December 31, 2004
-----------------------------------------------------------------------------------------
                                                            (in thousands)
Raw materials                                    $1,040                   $1,206
Work-in-process                                     298                      292
Finished goods                                    1,818                    1,816
                                                 ------                   ------
                                                 $3,156                   $3,314
                                                 ======                   ======



Reserves for excess and obsolete inventory totaled $1,471,000 and $1,528,000 as of June 30, 2005 and December 31, 2004, respectively and have been included as a component of the above amounts.



NOTE 5 -- Credit Facilities
-----------------------------------------------------------
Balances under credit facilities consist of the following:
-----------------------------------------------------------
                                                              June 30, 2005          December 31, 2004
                                                             ------------------------------------------
                                                                           (in thousands)
Royal Bank of Canada                                         $    1,492                 $  ---
The CIT Group/Business Credit Inc. revolving credit                 ---                  1,769
Bank of Montreal overdraft lending                                  ---                    734
Bank of Montreal non-revolving demand                               ---                    137
                                                             ----------                 ------
                                                             $    1,492                 $2,640
                                                             ==========                 ======



On May 13, 2005, the Company and certain of its subsidiaries entered into a new secured credit facility with Royal Bank of Canada for maximum borrowings of up to Canadian $4.5 million (U.S. $3.6 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (4.25% at June 30, 2005), plus 1.25% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. This new facility replaced the Company's former revolving credit agreement in the United States and its overdraft lending and term loan agreement in Canada.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005


NOTE 6 - Comprehensive Income (Loss)
-------------------------------------------
Comprehensive income (loss) is as follows:
-------------------------------------------

                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                               2005         2004            2005      2004
                                               ----         ----            ----      ----
                                                               (in thousands)
Net income (loss):                           $(30)          $ 12           $(790)    $(180)
Other comprehensive income (loss):
Foreign currency translation adjustments      (36)            38             (50)       38
                                             ----           ----           -----     -----
Comprehensive income (loss)                  $(66)          $ 50           $(840)    $(142)
                                             ====           ====           =====     =====




NOTE 7 -- Related Party Transactions
------------------------------------
On January 22, 2004, Robert Furst, a Sentry Director, made a bridge loan to the Company in the amount of $100,000. The interest rate on the loan was 15% per annum and the loan was due on or before April 30, 2004. As additional consideration for the loan, Mr. Furst received a warrant to purchase 300,000 shares of Sentry common stock at a price of $0.17 per share, which was the market price on the date of the grant (valued at $3,000 and charged to interest and financing expenses). The warrant expires on January 21, 2009. The note was repaid in full on April 30, 2004.


NOTE 8 -- Earnings Per Share
----------------------------
The earnings per share calculations (basic and diluted) at June 30, 2005 and 2004 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 1,229,512 and 1,499,948 shares of common stock with a weighted average exercise price of $0.61 and $0.59 were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share because their effect would be antidilutive or immaterial.

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. In 2005, 150,000 options were granted at market price on of the date of the grant. The weighted average fair value of the options granted in 2005 is estimated at $0.08, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of two years; stock volatility, 94% in 2005; risk free interest rates, 4.0% in 2005, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. No options were granted in the six month period ended June 30, 2004.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005


If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:

                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                 2005           2004    2005        2004
                                                 ----           ----    ----        ----
(in thousands, except per share data)
Net loss:
  As reported                                    $ (30)       $  12    $ (790)     $ (180)
  Less stock based compensation expense
     determined under the fair value method
     of all awards, net of related tax effects      (6)          (3)      (11)         (9)
                                                 -----         ----    ------      ------
  Pro forma                                      $ (36)       $   9    $ (801)     $ (189)
                                                 =====         ====    ======      ======


Net loss per share:
  As reported                                    $(0.00)      $0.00    $(0.01)     $(0.00)
                                                 ======       =====    ======      ======
  Pro forma                                      $(0.00)      $0.00    $(0.01)     $(0.00)
                                                 ======       =====    ======      ======




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Certain Factors That May Affect Future Results
----------------------------------------------

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

Results of Operations:
----------------------

On April 30, 2004, Sentry purchased from Saburah Investments, Inc. all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., and all of the outstanding capital stock of ID Systems USA, Inc. (collectively, "ID Systems"). ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Our condensed consolidated statements of operations include the revenues and expenses of ID Systems from May 1, 2004. Effective January 1, 2005, ID Systems changed the name of ID Security Systems Canada Inc. and ID Systems USA Inc. to Sentry Technology Canada Inc. and Sentry Technology USA Inc., (collectively "Sentry Canada").


Consolidated revenues were substantially the same in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. For the six month period ended June 30, 2005 consolidated revenues were 7% lower than in the same period of last year. Sentry Canada's revenues represented $1.7 million of the total revenues in the second quarter and $2.6 million in the first six months ended June 30, 2005 as compared to $0.9 million in the second quarter and first six months of 2004. Our backlog of orders, which we expect to deliver within the next twelve months, was $2.8 million at June 30, 2005 as compared to $2.2 million at December 31, 2004. The backlog was $3.6 million at June 30, 2004. Total revenues for the periods presented are broken out as follows:


                                    Q-2      Q-2       %           6 Mos.  6 Mos.    %
                                    2005     2004    Change         2005    2004   Change
                                  --------  -------  -------      -------  ------  -------
                                    (in thousands)                 (in thousands)

EAS                               $  2,142  $ 1,132      89       $ 3,192  $1,626      96
CCTV                                   455      984     (54)          768   1,591     (52)
SentryVision                           865    1,072     (19)        1,415   1,817     (22)
                                  --------  -------  -------      -------  ------  -------
Total sales                          3,462    3,188       9         5,375   5,034       7
Service, installation and other        805    1,091     (26)        1,385   2,219     (38)
                                  --------  -------  -------      -------  ------  -------
Total revenues                    $  4,267  $ 4,279      (0)      $ 6,760  $7,253      (7)
                                  ========  =======  =======      =======  ======  =======




The increase in EAS sales is primarily attributable to Sentry Canada's sales, which represented $1.7 million of EAS sales in the second quarter and $2.6 million in the first six months of 2005 compared to $0.9 million in both the second quarter and first six months of 2004. In January 2005, we were notified by Lowe's Home Center, our largest customer, that they would not be renewing their maintenance contract for 2005. While the annual value of the maintenance contract was approximately $0.9 million, it contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe's locations. As a result, revenues from Lowe's decreased from $1.4 million in the second quarter of 2004 to $0.1 million in the second quarter of 2005 and from $2.5 million in the first six months of 2004 to $0.8 million in the first six months of 2005. This reduction had an impact on our reported sales of CCTV and SentryVision products. We anticipate that this decision will continue to result in a substantial decrease in future revenues from Lowe's on a comparative basis for the remainder of the year. We have added new sales representatives and new customers that offset the loss of Lowe's revenue in the second quarter. As a result, our business is more balanced and no longer relies on a single large customer for success.

Both domestic and international sales of our SentryVision Smart Track system weakened in the second quarter and first six months of 2005 when compared to the same periods of 2004. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar had no significant impact on revenues. While service revenues were approximately the same in both periods in 2005 and 2004, installation revenues were significantly lower in the 2005 periods as compared to the same periods of 2004, due to lower domestic sales of CCTV and SentryVision systems. Even though EAS sales increased substantially, the installation revenues associated with EAS systems are lower than for CCTV and SentryVision sales. Maintenance revenues were lower primarily as a result of cancellation of the Lowe's maintenance contract.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


We are encouraged by the recent order rates as well as a backlog of $2.8 million at the end of June 2005. Sales reps and international distributors have been added to the sales group plus new print ads and trade show attendance will assist in improving our sales results. In particular, our flagship SmartTrack traveling camera system and proprietary library security and information systems are operating trouble free, which has helped both to reduce service costs and allow our sales reps to develop new business as a result of strong references from many satisfied national and international customers.

Cost of sales were 55% and 54% of total sales in the three and six month periods ended June 30, 2005 compared to 53% and 52% in the three and six month periods ended June, 30, 2004. We continue to see margin improvements in 2005 on Sentry's historical costs as a result of the outsourcing of all significant manufacturing operations. However, as a percentage of sales, Sentry Canada's cost of sales were higher than Sentry's historical costs as a higher portion of its sales are made through dealers and distributors that carry lower margins than sales made direct to end users. In addition, lower sales volume at our 51% owned labeling subsidiary resulted in underabsorbed overhead resulting in a higher than normal cost of sales percentage.

The decrease in customer service expenses in the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 is primarily a result of a decrease in the number of customer service employees and increased use of outside service contractors in order to better manage our total net customer service costs during fluctuations in activity levels from quarter to quarter. As a result, our service department has remained profitable despite the loss of the Lowe's maintenance agreement.

Selling, general and administrative expenses were 7% and 18% higher in the three and six month periods ended June 30, 2005 when compared to the same periods of the previous year. Sentry Canada's expenses represent $0.4 and $0.8 million of the total expenses in the second quarter and first six months of 2005 as compared to $0.3 million in the second quarter and first six months of 2004. We have made certain administrative expense reductions to help compensate for the expected reduction in Lowe's business. At the same time, we have increased funding of sales and marketing programs, which we expect will continue to increase our business with new and existing customers. New programs include a marketing campaign to promote SentryVision to Homeland Security consultants and the appointment of a new distributor for the Brazilian market to sell EAS products to the library market and SentryVision systems to all customers.

The increase in research and development in the second quarter and first six months of 2005 when compared to the second quarter and first six months of 2004 includes the research efforts of Sentry Canada and increased prototype costs associated with the development of our new WAM EAS antenna. The WAM system has been successfully introduced to the market.

Total interest and financing costs were approximately the same in the second quarter of 2005 and 2004. Interest in the second quarter of 2005 included three months interest related to the Brascan convertible debenture compared to only two months in the second quarter of 2004. This was offset by lower interest on bank debt as a result of lower average borrowings. The reduction in total interest and financing costs in the first six months of 2005 was a result of the elimination of costly financing associated with purchase order financing included in the first half of 2004.

The income tax expense in all the periods presented principally results from taxable income of our Sentry Canada subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


As a result of the foregoing, Sentry had losses of $30,000 and $790,000 in the quarter and six months ended June 30, 2005 as compared to a net income of $12,000 and a net loss of $180,000 in the quarter and six months ended June 30, 2004.

Liquidity  and  Capital  Resources  as  of  June  30,  2005

At June 30, 2005, we had cash of $0.8 million, working capital of $3.7 million, total assets of $10.2 million and shareholders' equity of $3.5 million. While we had a loss of $0.8 million in the first six months of 2005, we generated cash from operating activities of $45,000. This was a result of lower amounts of accounts receivable partially as a result of better collections efforts as well as lower sales. We have also eliminated the use of expensive purchase order financing to fund inventory purchases and we are continuing to reestablish credit with new and existing vendors.

We utilized $1.1 million in financing activities through a pay down of balances under our previous credit facilities. Availability under the credit facilities is principally based on the level of our receivables and inventory, which declined in the first half of 2005. Net reductions in our credit facilities were funded through the use of existing cash.

On May 13, 2005, the Company and certain of its subsidiaries entered into a new secured credit facility with Royal Bank of Canada ("RBC") for maximum borrowings of up to Canadian $4.5 million (U.S. $3.6 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of RBC prime rate (4.25% at June 30, 2005), plus 1.25% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. This new facility replaced the Company's former revolving credit agreement in the United States and its overdraft lending and term loan agreement in Canada. The consolidation of our credit facilities is another step in our efforts to improve operating efficiencies and to further reduce our costs of financing. The new facility also provides for limited financing of certain foreign receivables, which may provide additional future availability over the previous facilities. As of June 30, 2005, we had borrowings of approximately $1.5 million with RBC.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of June 30, 2005. We believe that our anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, availability under our credit facilities and cash generated from future operations.

On March 28, 2005, our Board of Directors and a majority of the outstanding shareholders approved an increase in the authorized number of Sentry's common shares from 140,000,000 to 160,000,000, principally in order to meet the requirements of the Brascan Technology Fund investment.


Related  Party  Transactions
----------------------------
Details of related party transactions are included in Note 7 of this Form
10-QSB.

SENTRY TECHNOLOGY CORPORATION
CONTROLS AND PROCEDURES


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

                            SENTRY TECHNOLOGY CORPORATION
                            -----------------------------


Date:   August 12, 2005     By: /s/PETER J. MUNDY
        ---------------         -------------------------
                                Peter J. Mundy, Vice President- Finance
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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


                              /s/ PETER L. MURDOCH
                              -------------------------------------------------

                              Peter L. Murdoch
                              President and Chief Executive Officer

                              August 12,  2005

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


                              /s/ PETER J. MUNDY
                              ----------------------------------------------
                              Peter J. Mundy
                              Vice President and Chief Financial Officer

                              August 12, 2005

SECTION 906 CERTIFICATION:


Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                              August 12, 2005



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

SECTION 906 CERTIFICATION:


Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to Section 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/ PETER J. MUNDY
                              -----------------------------------------
                              Peter J. Mundy
                              Vice President and Chief Financial Officer

                              August 12, 2005


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