Form 10QSB
period 2005-09-30
SENTRY TECHNOLOGY CORP
filed 2005-11-14
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                 Commission File Number                1-12727
                                                      ----------


                           SENTRY TECHNOLOGY CORPORATION
                           -----------------------------
        (Exact name of small business issuer as specified in its charter)


       Delaware                                        96-11-3231714
     ----------                                        -------------
(State or other jurisdiction  of               (I.R.S. Employer Identification
incorporation  or organization)                               No.)


    1881  Lakeland  Avenue,  Ronkonkoma,  NY                       11779
  ---------------------------------------------                    -----

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

Yes     X          No
        -


As of November 11, 2005, there were 120,628,804 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----



                                                        Page No.
                                                        --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

     Consolidated Balance Sheets --
     September 30, 2005 and December 31, 2004                 3

     Consolidated Statements of Operations --
     Three Months Ended September 30, 2005 and 2004
     And Nine Months Ended September 30, 2005 and 2004        4

     Consolidated Statements of Cash Flows --
     Nine Months Ended September 30, 2005 and 2004            5

     Notes to Consolidated Financial
     Statements - September 30, 2005                        6 - 10


Item 2.     Management's Discussion and Analysis of
     Financial Condition and Results of Operations         10 - 13


Item 3.     Controls and Procedures                        13 - 14



PART II.   OTHER INFORMATION
----------------------------

Item 6.     Exhibits and Reports on Form 8-K                  14


Signatures                                                    14

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)




SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                     September 30,         December 31,
                                                        2005                  2004
                                                     -------------         ------------
                                                     (Unaudited)            (Audited)
ASSETS
--------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                         $     978            $  1,965
   Accounts receivable, less allowance for doubtful
     accounts of $137 and $338, respectively             2,954               3,500
   Inventories                                           2,953               3,314
   Prepaid expenses and other current assets               451                 525
                                                    ----------           ---------
                Total current assets                     7,336               9,304

PROPERTY, PLANT AND EQUIPMENT, net. . . . . . . . .        641                 689
GOODWILL                                                 1,564               1,564
OTHER ASSETS. . . . . . . . . . . . . . . . . . . .        601                 690
                                                    ----------           ---------

                                                       $10,142             $12,247
                                                       =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------
CURRENT LIABILITIES
   Revolving line of credit and term loan            $   1,876            $  2,640
   Accounts payable                                        815                 799
   Accrued liabilities                                     974               1,146
   Obligations under capital leases - current portion        6                   5
   Deferred income                                         103                 169
                                                    ----------           ---------
                Total current liabilities                3,774               4,759

NOTES PAYABLE                                             ---                  189
OBLIGATIONS UNDER CAPITAL LEASES -
   non-current portion                                       3                   8
DEFFERED TAX LIABILITY. . . . . . . . . . . . . . .         34                  39
CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . .      1,894               1,862
MINORITY INTEREST . . . . . . . . . . . . . . . . .      1,129               1,045
                                                    ----------             -------
                Total liabilities                        6,834               7,902

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value; authorized
         160,000 shares, issued and outstanding
         120,629 and 120,549 shares                        121                 121

   Additional paid-in capital                           48,783              48,779
   Accumulated deficit                                 (45,804)            (44,718)
   Other accumulated comprehensive income                  208                 163
                                                    ----------           ---------
   Total shareholders' equity                            3,308               4,345
                                                    ----------           ---------

                                                       $10,142             $12,247
                                                       =======             =======


See notes to the consolidated financial statements

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)





                                                      Three Months Ended                       Nine Months Ended
                                                      September 30,                               September 30,
                                                      ----------------------------------------------------------------
                                                      2005              2004                 2005               2004
                                                            (Unaudited)                           (Unaudited)
REVENUES
    Sales                                          $  3,343           $  3,498            $  8,718           $  8,532
    Service, installation and other                     518              1,146               1,903              3,365
                                                   ---------          --------            ---------          ---------
                                                      3,861              4,644              10,621             11,897

COSTS AND EXPENSES:
    Cost of sales                                     1,793              1,915               4,688              4,538
    Customer service expenses                           587              1,100               2,038              3,220
    Selling, general and administrative expenses      1,479              1,131               4,017              3,248
    Research and development                            191                266                 638                606
                                                   ---------          --------            ---------          ---------

                                                      4,050              4,412              11,381             11,612
                                                   ---------          --------            ---------          ---------

OPERATING INCOME (LOSS)                                (189)               232                (760)               285
INTEREST AND FINANCING EXPENSES                          80                105                 249                309
                                                   ---------          --------            --------             ------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                               (269)               127              (1,009)               (24)
INCOME TAX EXPENSE                                        9                 62                  29                 77
                                                   ---------          --------            --------             ------
INCOME (LOSS) BEFORE MINORITY INTEREST                 (278)                65              (1,038)              (101)
MINORITY INTEREST                                       (18)               (25)                (48)               (40)
                                                   ---------          --------            --------             ------
NET INCOME (LOSS)                                  $   (296)          $     40             $(1,086)             $(141)
                                                   =========          ========            ========             ======

NET INCOME (LOSS) PER SHARE
   Basic and diluted                               $  (0.00)          $   0.00             $ (0.01)          $  (0.00)
                                                   =========          ========             ========          =========

WEIGHTED AVERAGE SHARES
   Basic and diluted                                120,629            115,753             120,582            102,457
                                                   =========          ========            =========          =========


See notes to the consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)




                                                                               Nine Months Ended
                                                                                 September 30,
                                                                       ---------------------------------
                                                                           2005                2004
                                                                           -----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------
   Net Loss                                                               $(1,086)          $  (141)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization                                              242               167
   Provision for bad debts                                                    (12)               20
   Non-cash consideration                                                      45                85
   Minority interest in net income of consolidated subsidiary                  84                40
   Changes in operating assets and liabilities:
   Accounts receivable                                                        558              (648)
   Inventories                                                                361              (247)
   Accounts payable and other current assets and liabilities                 (344)              (51)
                                                                            -----            ------

            Net cash used in operating activities                            (152)             (775)
                                                                         --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                  (90)              (70)
   Intangibles                                                                (26)             (328)
   Net cash provided by the acquisition of ID Systems                         ---                31
                                                                            -----            ------

            Net cash used in investing activities                            (116)             (367)
                                                                            ------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings (payments) under the revolving line                        (764)              382
   Proceeds from bridge loan                                                  ---               100
   Repayment of bridge loan                                                   ---              (100)
   Proceeds from convertible debentures and warrants                          ---             2,000
   Repayment of obligations under capital leases                               (4)               (4)
   Proceeds from sale of stock, net                                             4               ---
                                                                            -----            ------

            Net cash (used in) provided by financing activities              (764)            2,378
                                                                         --------           -------

EFFECTS OF EXCHANGE RATES ON CASH                                              45               ---
                                                                          -------          --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (987)            1,236

CASH AND CASH EQUIVALENTS, at beginning of period                           1,965               210
                                                                          -------          --------
CASH AND CASH EQUIVALENTS, at end of period                             $     978          $  1,446
                                                                          =======          ========


See notes to the consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005


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

Note 2 -- Recent Accounting Pronouncements
------------------------------------------
In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 8 provide detail as to the Company's financial performance

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2005


as if the Company had applied the fair value-based method and recognition provisions of SFAS No. 123R to stock-based employee compensation to the current reporting periods.

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial position.


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

The following supplemental pro forma information is presented to illustrate the effects of the acquisition on the historical operating results for the three and nine month periods ended September 30, 2004 as if the acquisition had occurred as of January 1, 2004:


                                   Three  Months  Ended      Nine  Months  Ended
                                   September  30,  2004      September  30, 2004
                                   --------------------     --------------------
                                       (in  thousands,  except per share data)
Revenues                                  $  4,644              $     13,480
Income (loss) before extraordinary item   $     40              $       (358)
Net  income  (loss)                       $     40              $       (358)
Net  income  (loss)  per  share           $   0.00              $      (0.00)




NOTE 4 -- Inventories
---------------------
Inventories consist of the following:
                                   September 30, 2005          December 31, 2004
                                   ------------------          -----------------
                                                  (in thousands)
Raw materials                            $    1,082             $     1,206
Work-in-process                                 212                     292
Finished goods                                1,659                   1,816
                                              -----                   -----
                                         $    2,953             $     3,314
                                         =    =====             =     =====

Reserves for excess and obsolete inventory totaled $1,339,000 and $1,528,000 as of September 30, 2005 and December 31, 2004, respectively and have been included as a component of the above amounts.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2005


NOTE 5 -- Credit Facilities
---------------------------
Balances  under  credit  facilities  consist  of  the  following:


                                   September 30, 2005          December 31, 2004
                                   -----------------          -----------------
                                                   (in thousands)
Royal Bank of Canada                  $     1,876                  $     ---
The CIT Group/Business Credit Inc.
      revolving credit                        ---                      1,769
Bank of Montreal overdraft lending            ---                        734
Bank of Montreal non-revolving demand         ---                        137
                                              ---                        ---
                                      $     1,876                $     2,640
                                      =     =====                =     =====


On May 13, 2005, the Company and certain of its subsidiaries entered into a new secured credit facility with Royal Bank of Canada for maximum borrowings of up to Canadian $4.5 million (U.S. $3.9 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (4.25% at September 30, 2005), plus 1.25% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. This new facility replaced the Company's former revolving credit agreement in the United States and its overdraft lending and term loan agreement in Canada. At September 30, 2005, the Company had excess borrowing capacity of $342,000.

As of September 30, 2005, the Company failed to meet one of its financial covenants under the Royal Bank agreement. It is presently in negotiations with the bank to obtain a waiver of the covenant as of that date and on a continuing basis.


NOTE 6 - Comprehensive Income (Loss)
------------------------------------
Comprehensive  income  (loss)  is  as  follows:

                                 Three Months Ended           Nine Months Ended
                                   September 30,                  September 30,
                                  2005        2004            2005         2004
                                  ----        ----            ----         ----
                                                  (in thousands)
Net income (loss):              $ (296)     $   40          $ (1,086)     $(141)
Other comprehensive income (loss):
Foreign currency translation
       adjustments                  95          61                45         99
                                ------       -----           -------      -----
Comprehensive income (loss)     $ (201)     $  101          $ (1,041)     $ (42)
                                = ====      =  ===          = =======     =====


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

SENTRY  TECHNOLOGY  CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005


NOTE 8 -- Earnings Per Share
The earnings per share calculations (basic and diluted) at September 30, 2005 and 2004 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 2,604,512 and 1,499,948 shares of common stock with a weighted average exercise price of $0.34 and $0.59 were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share because their effect would be antidilutive or immaterial.

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. In 2005, 1,525,000 options were granted at market price on of the dates of the grants. The weighted average fair value of the options granted in 2005 is estimated at $0.08, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 4.7 years; stock volatility, 123%; risk free interest rates, 4.0%, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. No options were granted in the nine month period ended September 30, 2004.

If the computed fair values of the post 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:

                                   Three Months Ended         Nine Months Ended
                                    September 30,                 September 30,
                                 2005           2004         2005          2004
                                 ----           ----         ----          ----
                                      (in thousands, except per share data)
Net income (loss):
 As reported                   $ (296)         $  40        $(1,086)     $ (141)
 Less stock based
 compensation expense
 determined under the fair
 value method  of all awards,
 net of related tax effects        (7)            (3)           (18)        (13)
                                -----          -----         ------       ------
             Pro forma         $ (303)         $  37        $(1,104)     $ (154)
                               = ====          =  ==        =======      = ====


Net loss per share:
     As reported             $  (0.00)         $ 0.00       $ (0.01)     $(0.00)
                             ========        ========     =========      =======
     Pro forma               $  (0.00)         $ 0.00       $ (0.01)     $(0.00)
                             ========        ========     =========      =======

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


On August 12, 2005, the Board of Directors and shareholders representing a majority of the outstanding shares approved an increase in the number of shares available for grant under the 1997 Stock Incentive Plan of Sentry Technology Corporation by 4,000,000 shares.


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

Consolidated revenues were 17% lower in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. For the nine month period ended September 30, 2005 consolidated revenues were 11% lower than in the same period of last year. Our backlog of orders, which we expect to deliver within the next twelve months, was $1.6 million at September 30, 2005 as compared to $2.2 million at December 31, 2004. The backlog was $3.2 million at September 30, 2004. Total revenues for the periods presented are broken out as follows:

                   Q-3       Q-3          %       9 Mos.      9 Mos.          %
                  2005      2004     Change        2005       2004     Change
                  ----      ----     ------        ----       ----     ------
                   (in thousands)                   (in thousands)

EAS             $ 1,961   $ 1,808      8        $5,153      $3,434          50
CCTV                523       959    (45)        1,291       2,550         (49)
SentryVision        859       731     18         2,274       2,548         (11)
                   ----     -----     --         -----       -----         ---
Total sales       3,343     3,498     (4)        8,718       8,532           2
Service,
installation
and other           518     1,146    (55)        1,903       3,365         (43)
                  -----     -----    ----        -----       -----         ---
Total revenues  $ 3,861   $ 4,644    (17)      $10,621     $11,897         (11)
                =======   =======    ====      =======     =======         ===


SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


The increase in EAS sales is primarily attributable to Sentry Canada's sales, which represented $1.7 million of EAS sales in the third quarter and $4.3 million in the first nine months of 2005 compared to $1.5 million in the third quarter $2.3 million in the first nine months of 2004. In January 2005, we were notified by Lowe's Home Center, our largest customer, that they would not be renewing their maintenance contract for 2005. While the annual value of the maintenance contract was approximately $0.9 million, it contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe's locations. As a result, revenues from Lowe's decreased from $1.5 million in the third quarter of 2004 to $0.2 million in the third quarter of 2005 and from $4.0 million in the first nine months of 2004 to $1.0 million in the first nine months of 2005. As Lowe's purchased both CCTV and SentryVision products this reduction affected the reported sales in both categories. We anticipate that this decision will continue to result in a substantial decrease in future revenues from Lowe's on a comparative basis. We have added new sales representatives and new customers that have substantially offset the loss of Lowe's sales. As a result, our business is more balanced and is less reliant on a single large customer for future success.

International sales of our SentryVision Smart Track system were approximately the same in the third quarter and first nine months of 2005 when compared to the same periods of 2004. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar had no significant impact on revenues. While service revenues were approximately the same in both periods in 2005 and 2004, installation revenues were significantly lower in the 2005 periods as compared to the same periods of 2004, due to lower domestic sales of CCTV systems. Even though EAS sales increased substantially, the installation revenues associated with EAS systems are lower than for CCTV and SentryVision sales. Maintenance revenues were also lower primarily as a result of cancellation of the Lowe's maintenance contract.

Sales reps and international distributors have been added to the sales group plus new print ads and trade show attendance will assist in improving our sales results. We have recently teamed with Civitas Group to develop Homeland Security sales. In addition, our flagship SmartTrack traveling camera system and proprietary library security and information systems are operating trouble free, which has helped both to reduce service costs and allow our sales reps to develop new business as a result of strong references from many satisfied national and international customers.

Cost of sales were 54% of total sales in both the three and nine month periods ended September 30, 2005 compared to 55% and 53% in the three and nine month periods ended September 30, 2004. We continue to see strong domestic margin improvements in 2005 on the SmartTrack product lines as a result of our outsourcing of manufacturing. However, our comparative margins on international SmartTrack sales have been reduced in 2005 due to competitive pressures. Sentry Canada's sales increased as a percentage of total sales in both the third quarter and first nine months of 2005. As a percentage of sales, Sentry Canada's cost of sales are higher than Sentry's historical costs as a portion of its sales are made through dealers and distributors that carry lower margins than sales made direct to end users. In addition, lower production volume at our 51% owned labeling subsidiary resulted in higher overhead and a higher cost of sales percentage in both the three and the nine month periods of 2005.

The decrease in customer service expenses in the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004 is primarily a result of a decrease in the number of customer service employees and increased use of outside service contractors in order to better manage our total net customer service costs during fluctuations in activity levels from quarter to quarter.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


Selling, general and administrative expenses were 31% and 24% higher in the three and nine month periods ended September 30, 2005 when compared to the same periods of the previous year. The increase in expenses in the comparative third quarter amounts are principally a result of higher sales and marketing expenses, higher foreign exchange losses and lower vendor settlements. The increase in expenses in the nine month period is principally a result of nine full months of Sentry Canada expenses in 2005 compared to five months in the 2004 period. We have made certain administrative expense reductions to help compensate for the reduction in Lowe's business. At the same time, we have increased funding of sales and marketing programs, which we expect will continue to increase our business with new and existing customers. Four new sales persons were hired recently with substantial industry experience. Many new sales opportunities are being developed that we anticipate will have a positive impact on future revenues. New programs include a marketing campaign to promote SentryVision to Homeland Security consultants and the appointment of a new distributor for the Brazilian market to sell EAS products to the library market and SentryVision systems to all customers. Included in selling, general and administrative expenses were foreign exchange losses (gains) of $116,000 and $123,000 in the three and nine month periods ended September 30, 2005 compared to $(1,000) and $10,000 in the three and nine month periods ended September 30, 2004. The change in the foreign currency exposure is a result of the recent global credit facility denominated in Canadian dollars. We are currently working with our lender to investigate strategies to mitigate this exposure.

The reduction in research and development in the third quarter of 2005 when compared to the third quarter of 2004 is a result of lower prototype costs and a reduction in the number of engineers. The increase in the first nine months of 2005 compared to the first nine months of 2004 was a result of increased prototype costs associated with the development of our WAM EAS antenna that was successfully introduced to the market at the end of the second quarter. In addition, only five months of the research efforts of Sentry Canada were included in the 2004 period.

Total interest and financing costs were lower in the third quarter of 2005 compared to 2004 was a result of lower average bank debt and lower interest rates under the new credit agreement. In addition, the reduction in total interest and financing costs in the first nine months of 2005 was a result of the elimination of costly financing associated with purchase order financing included in the first half of 2004.

The income tax expense in all the periods presented principally results from taxable income of our Sentry Canada subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had losses of $296,000 and $1,086,000 in the quarter and nine months ended September 30, 2005 as compared to a net income of $40,000 and a net loss of $141,000 in the quarter and nine months ended September 30, 2004.


Liquidity  and  Capital  Resources  as  of  September  30,  2005

At September 30, 2005, we had cash of $1.0 million, working capital of $3.6 million, total assets of $10.1 million and shareholders' equity of $3.3 million. While we had a loss of $1.1 million in the first nine months of 2005, our net cash used in operating activities was only $152,000. This was a result of lower amounts of accounts receivable partially as a result of better collections efforts as well as lower sales volume. We have also eliminated the use of expensive purchase order financing to fund inventory purchases and we are continuing to reestablish credit with new and existing vendors.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


We utilized $0.8 million in financing activities through a pay down of balances under our previous credit facilities. Availability under the credit facilities is principally based on the level of our receivables and inventory, which declined in the first nine months of 2005. Net reductions in our credit facilities were funded through the use of existing cash.

On May 13, 2005, the Company and certain of its subsidiaries entered into a new secured credit facility with Royal Bank of Canada ("RBC") for maximum borrowings of up to Canadian $4.5 million (U.S. $3.9 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of RBC prime rate (4.25% at September 30, 2005), plus 1.25% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. This new facility replaced the Company's former revolving credit agreement in the United States and its overdraft lending and term loan agreement in Canada. The consolidation of our credit facilities is another step in our efforts to improve operating efficiencies and to further reduce our costs of financing. The new facility also provides for limited financing of certain foreign receivables, which may provide additional future availability over the previous facilities. As of September 30, 2005, we had borrowings of approximately $1.9 million with RBC and had excess borrowing capacity of $0.3 million. As of September 30, 2005, the Company failed to meet one of its financial covenants under the Royal Bank agreement. It is presently in negotiations with the bank to obtain a waiver of the covenant as of that date and on a continuing basis.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments as of September 30, 2005. We believe that our anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, availability under our credit facilities and cash generated from future operations.

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

SENTRY TECHNOLOGY CORPORATION
CONTROLS AND PROCEDURES


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

                            SENTRY TECHNOLOGY CORPORATION
                            -----------------------------


Date:  November 11, 2005    By:     /s/PETER J. MUNDY
       -----------------            -----------------
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

                              November 11, 2005


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

                              November 11, 2005


SECTION 906 CERTIFICATION:


Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                               November 11, 2005


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

SECTION 906 CERTIFICATION:


Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                              November 11, 2005


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