Form 10KSB
period 2005-12-31
SENTRY TECHNOLOGY CORP
filed 2006-04-17
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                  ____________

                                   FORM 10-KSB

 X   ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


                   For the fiscal year ended December 31, 2005

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


     For  the  transition  period  from  __________  to  ___________

                          Commission  file  number:  1-12727
                                  _________________

                          SENTRY TECHNOLOGY CORPORATION

         (Exact  name  of  the  Registrant  as  specified  in  its  charter)

                 Delaware                                96-11-3231714
         ----------------------                         ---------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The  issuer's  revenues  for  the  latest  fiscal  year  were  $13,570,000.

At April 12, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,375,000 based upon the closing price of such securities on the OTC Bulletin Board on that date. At April 12, 2006, the Registrant had outstanding 120,728,804 shares of Common Stock.

Documents  Incorporated  by  Reference
--------------------------------------

None.

                                      ------
                                      PART I
                                      ------
Item  1.   BUSINESS
-------------------

GENERAL

Sentry Technology Corporation ("Sentry") is engaged in the design, sale, installation and servicing of a complete line of Radio Frequency (RF) and Electro-Magnetic (EM) electronic article surveillance (EAS) systems and Closed Circuit Television (CCTV) solutions. The CCTV product line features the proprietary SentryVision SmartTrack patented traveling surveillance system. The Company's products are used by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people.

Sentry was incorporated in Delaware in 1996. Its corporate predecessors had been in business for more than 38 years. Sentry was formed in connection with the February 1997 merger of Knogo North America Inc., a Delaware corporation, and Video Sentry Corporation, a Minnesota corporation. As a result of the merger, we became the parent corporation of two wholly-owned Delaware subsidiaries: Knogo North America Inc. ("Knogo") and Video Sentry Corporation ("Video"). This series of transactions is referred to herein collectively as the "Initial Merger."

Knogo was engaged in the design, manufacture, sale, installation and servicing of a complete line of electronic article surveillance equipment. Knogo was incorporated in Delaware in October 1996. Its corporate predecessors had been in business for more than 30 years.

Video designed, manufactured, marketed, installed and serviced a programmable traveling closed circuit television surveillance system that delivers a high quality video picture which is used in a wide variety of applications. Video also acted as a system integrator for conventional CCTV products that it marketed, installed and serviced. Video's predecessor was founded in 1990 and made its first sales in 1992. Video was merged into Knogo as of December 31, 2000.

On April 30, 2004, Sentry acquired all the outstanding common stock and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation, (collectively "ID Systems"). The acquisition expanded our product offering to include proximity Access Control and Radio Frequency Identification (RFID) solutions. Effective January 1, 2005, ID Systems changed the name of ID Security Systems Canada Inc. and ID Systems USA Inc. to Sentry Technology Canada Inc. and Sentry Technology USA Inc., (collectively "Sentry Canada").

On March 22, 2005, Sentry was merged into its subsidiary Knogo pursuant to a plan of merger in which Knogo was the surviving corporation. The merger was effective for accounting purposes on January 1, 2005. Pursuant to the Plan of Merger, Knogo changed its name to Sentry Technology Corporation.


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

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation. ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement were distributed to the former ID Systems' shareholders. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

- ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products including Laserfuse radio frequency security labels and all RFID products.
- Dialoc became a distributor in Europe and Asia of labels manufactured by ID Systems' security label manufacturing subsidiary, Custom Security Industries Inc. ("CSI").
- CSI acquired the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.
- CSI acquired the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.
- Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund ("Brascan"), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential. Effective November 2005, the entities changed their respective names to Brookfield Technology Fund and Brookfield Asset Management, (collectively referred to as, "Brookfield").

Key  terms  of  the  transaction  are  as  follows:

-     Four  year  term.
-     Interest rate of 8%.
-     Redeemable at Sentry's option after 18 months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of Brookfield when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all Brookfield affiliates and expects to be a supplier of security and identification products to the Brookfield affiliates.
- Brookfield was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime until April 30, 2008.
- Brookfield is entitled to one seat on Sentry's Board of Directors or will participate as an observer.

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


THE  SENTRYVISION  SYSTEM

SentryVision refers to our family of proprietary traveling CCTV surveillance systems. Over the years, Sentry has developed various generations of traveling CCTV surveillance systems including the H-System, OH-System, the original SentryVision and currently the improved SmartTrack system.

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

Unlike our previous products, our SentryVision SmartTrack system features one or two state-of-the-art pan, tilt and zoom ("PTZ") domes providing for 360 unobstructed views to eliminate most blind spots. Additionally, SmartTrack utilizes sophisticated software that provides six tours and up to 60 presets per camera carriage to allow programmable viewing and recording with or without an operator. The improvements made to the carriage make the new SmartTrack system the fastest and most reliable traveling CCTV surveillance system in the history of SentryVision product offerings. SmartTrack is our premier product, replacing all previous generations of SentryVision products.

SentryVision is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. SentryVision may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. SentryVision is now installed in four of the top five and six of the top ten Global Retailers. As of December 31, 2005, SentryVision systems had been installed at the following customer locations in North America: Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Cabellas, Fred Meyer, Symbol Technologies, Menards, UPS, J.C.
Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores and Disney Direct Marketing. In addition, during 2005, the Company's international distributors installed SentryVision systems in customer locations throughout Western and Eastern Europe, Latin America and Asia. Our international customers include ASDA Wal-Mart, Carrefour, Auchan, Cora, Castorama, B & Q, Tesco and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Sentry's customers to date, we believe SentryVision is a cost-effective solution, which can improve the operations of our customers.

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

Our SentryVision Mobile allows the user to view and control video images from the SmartTrack traveling CCTV system using a mobile hand held computer and wireless communication network. The earlier generation SentryVision Mobile product operated on a wireless Personal Digital Assist (PDA) using Windows CE. The new version now runs on the latest, tablet style wireless computer under Windows XP and is significantly faster than the earlier PDA version. The increased speed and computing power offered by the tablet gives the user real time video viewing. Customers are no longer required to sit in front of a video console to manage the SmartTrack system. The SentryVision Mobile solution is being used to manage operations and security in large distribution centers in the United States.

SentryVision Server is an IP addressable digital video server, which gives users the ability to capture, stream, view and store video images using a web browser with the reliability of the Linux OS. The SentryVision Server comes with software that allows multiple users to simultaneously connect to a variety of SentryVision DVMS (Digital Video Management System) via LAN - across TCIP/IP networks. The system uses a Windows-based application for configuration and a browser-based client for remote viewing of live and recorded video for quick and easy investigation of security issues, as well as policies and procedure compliance.

Retail  Market  Applications
----------------------------
- Home Centers. Sentry has installed systems in the home center segment of the retail market. This market has by far been the greatest market for the SmartTrack systems. Typical of our customers in this market are Lowe's Home Centers, with more than 1,234 stores in 46 states, and Mills Fleet Farm, a 30 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. We applied different solutions to this common problem in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

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

Industrial  Market  Applications
--------------------------------
- Distribution Centers. Sentry also provides loss prevention surveillance for distribution centers and warehouses, and has installed systems for retailers including TJ Maxx, Big Lots, Home Depot, Kohl's Department Stores, Target Stores, Ingram Micro, Navarro, Wendy's, Mastronardi Produce, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records, Big Dog, Food Lion, Roundy's, the Gap, Bealls and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. So far SentryVision use in factories has been limited, but the benefits of continuous tracking of industrial operations and processes indicate future growth potential. Continued expansion of the SentryVision dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Installations include Watkins Motor Lines, Symbol Technologies, AT&T Wireless, Federal Express, UPS, Wyeth-Ayerst Labs, USF Logistics and Thompson Electronics. In Cape Town, South Africa, The Metro Rail Network has installed 10 tracks at several terminal stations to monitor passengers at the junction of bus, railway and taxi services. Smart Track is an integral part of an overall crime prevention and deterrence program including central management of all video devices over a network.

- Internet Data Centers. Sentry markets SentryVision systems to Internet data centers (IDC's). Most IDC's are full service business internet providers with state-of-the-art systems that host, monitor and maintain mission-critical web-sites, e-commerce platforms and business applications for small to medium sized businesses. SentryVision systems are used to heighten security through remote video monitoring. Installations include Dallas Exchange, TIAA-CREF, Savvis and The Discovery Channel.

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

At December 31, 2005, the approximate number of EAS Systems sold or leased by Sentry and its predecessors exceeded 26,400.

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

Non-deactivatable reusable tags are manufactured in a variety of sizes and types and are attached directly to the articles to be protected by means of specially designed fastener assemblies. A clerk at the checkout desk removes a reusable tag from the protected article by use of a decoupling device specially designed to facilitate the removal of the fastener assemblies with a minimum of effort. Removal of the tag without a decoupler is very difficult and unauthorized removal will usually damage the protected article and thereby reduce its value to a shoplifter. Optional reminder stations automatically remind the store clerk, by means of audiovisual indicators, to remove the tag when the article is placed on the cashier's desk.

Disposable labels can be applied to products either by placing them directly on the outside packaging of the item or hidden within the product by the manufacturer. These labels can be deactivated, at the checkout desk, through the use of a deactivation device.

Knoscape RF and Ranger systems generally have an economic useful life of six years (although many of Sentry's systems have been operating for longer periods), have a negligible false alarm rate and are adaptable to meet the diversified article surveillance needs of individual retailers.

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


PATRON  SELF  CHECK  BOOK  BORROWING  SYSTEMS

Libraries worldwide are struggling to reduce operating costs by applying cost effective technology solutions. The Sentry QuickCheck patron self check book borrowing system offers an ideal solution to gain an increasing share of the estimated $100 million library security market in North America. The QuickCheck system is RFID ready and provides for user access to circulation software, automatic security strip deactivation, automatic return ticket printing, user access to book renewals, multi-lingual software interface and on-screen user instructions. QuickCheck systems have been installed in Omaha Public Library, Supreme Court of Canada, Harris County Public Library, Burlington Public Library, Vancouver Public Library, Ottawa Public Library, McGill University Library and Calgary Public Library.


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


PRODUCT  AUTHENTICATION

Product Authentication is a specific use technology, identifying fraudulent documentation and/or "knock-off" products. With our patented, application specific electromagnetic label imbedded in an object, an EM reader will quickly determine the authenticity of the item. We anticipate introducing products to address this need.


DIALOC  ID  SECURITY  PRODUCTS

Under a five-year license agreement, ending in March 2009, we also distribute EAS systems manufactured by Dialoc ID. The 9000-P 8.2 MHz system, which is housed in slender, self-contained Plexiglas panels, provides retailers with clear lines of sight at the front end along with the durability of solid
Plexiglas. The panels can be custom printed with the retailer's logo for enhanced image and trade name awareness. The system's electronics, which are built-in to the base of the Plexiglas antenna, provide detection of 8.2 MHz labels and hard tags in aisles up to six feet wide. The 9000 PL system is offered in both single and dual aisle configurations and is compatible with all existing 8.2 MHz tags and checkout accessories. In addition, through Sentry, Dialoc ID anticipates it may introduce LaserFuse, a new RF label technology, which will be compatible with, and an alternative to, the labels offered by Checkpoint Systems, Inc.


BOOKINGS

Of Sentry's bookings for the year ended December 31, 2005, approximately 31 percent were attributable to SentryVision , 14 percent to CCTV and 55 percent to EAS. Of Sentry's bookings for the year ended December 31, 2004, approximately 32 percent were attributable to SentryVision , 26 percent to CCTV and 42 percent to EAS. For the year ended December 31, 2003, approximately 52 percent were attributable to SentryVision, 30 percent to CCTV, 18 percent to EAS.


MAJOR  CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2005, Goody's Family Clothing accounted for 10% of total revenues. In 2004 and 2003, Lowe's Home Centers accounted for 30% and 44%, respectively, of total revenues. In January 2005, Lowe's Home Centers notified us that they would not be renewing their annual maintenance contract, which represented $0.9 million of our revenues in 2004. The maintenance contract also contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe's locations. As a result of this decision, Revenues from Lowe's Home Centers decreased from $5.0 million in 2004 to $1.0 million in 2005. We anticipate that future revenues from Lowe's will continue to decline on a comparable basis. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.


PRODUCTION

SentryVision  and  CCTV  Products
---------------------------------

By the end of 2005, Sentry had outsourced substantially all of its manufacturing operations. Although we are not dependent upon any particular supplier, Sentry has made an investment in material and training with selected sub-contractors to supply major portions of our SmartTrack system. Most system parts are "off-the-shelf" components, and other materials and system components are designed by Sentry and manufactured to Sentry's specifications. Some minimal final assembly operations are conducted at the Company's facilities in Ronkonkoma, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each finished assembly undergoes a quality assurance check by Sentry prior to its shipment to an installation site. All SentryVision carriage assemblies are tested and burned in for 24 hours, resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Sentry is not required under any state or federal environmental law or regulations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

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

Security  Labels
----------------
As a result of the acquisition of ID Systems in 2004, we obtained a 51% interest in Custom Securities Industries Inc. ("CSI"), an Ontario company. Since it's founding in 1988, CSI has established a worldwide reputation for innovation and excellence in the Electronic Article Surveillance (EAS) Industry. Extensive experience and know how in the leading EAS technologies, combined with expertise in converting, in house development of proprietary products and the use of specially designed converting equipment, enables CSI to offer custom tailored solutions with a rapid turn around time.

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

CSI's manufacturing equipment incorporates computer and control technology, including PLC's, Motion Controllers, Servo Motors, many different types of position and movement sensors, along with a very large inventory of specialized tooling and dies.

Besides providing security labels to Sentry and ID Systems, CSI's customers include Tyco, Checkpoint, Dialoc ID, KMA and Retailers Advantage.


MARKETING

We market our SentryVision and conventional CCTV Systems through the direct efforts of salespersons located in select metropolitan areas across the United States and Canada, as well as through dealers/system integrators. In 2005, we increased the number of direct salespersons from four to 11, whose efforts were supplemented through six in-house sales support staff and independent sales representatives. We have centralized our sales management in our Toronto office. We also market our EAS products to smaller local and regional retailers through selected dealers and distributors. Sales are made into the library market on both a direct basis as well as through catalogs and dealers.

We market our products primarily through participation in trade shows, placement of ads in trade publications, direct mailings and through telemarketing. In addition, these efforts are augmented through our Website, which provides enhanced product and market oriented information. Internationally, we market SentryVision through large system integrators and distributors including Honeywell, ADT, Chubb, Intrepid and BSC.

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

We also market SentryVision through qualified security dealers and integrators. Much of the industrial and institutional SentryVision / CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we expected to be able to reach a far larger number of SentryVision prospects and penetrate the market more rapidly. The program has generated interest through trade advertising, direct mail and trade show participation. In 2005, our largest domestic dealer was Tyco's ADT Security division. Domestic dealers did not generate significant SentryVision installations in industrial and institutional facilities in 2004. Prior sales were made through ADT, STG, Siemans, Mosler and Security Link.

In addition, we market SentryVision internationally using independent distributors on both an exclusive and nonexclusive basis. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2005, we have distributors in Canada, UK, France, Mexico, Belgium, Holland, Italy, Poland, Singapore, Russia, Spain, Brazil, Argentina, Hungary, Romania, Taiwan, Lebanon, Australia, Japan, South Africa, South Korea, Israel and the United Arab Emirates.

During 2005, Sentry placed in service 150 SentryVision systems and 1,180 CCTV cameras, as compared to 229 SentryVision systems and 2,626 CCTV cameras in 2004, and 197 SentryVision systems and 2,996 CCTV cameras in 2003.

EAS  Products
-------------

Sentry EAS systems are principally marketed on a direct sales basis. In the case of the Knoscape MM systems, detection targets, which are sold to the customer, are permanently attached to the item to be protected. Therefore, as the customer replenishes its inventory, additional targets will be required for those items to be protected. We also market a more expensive, removable, reusable detection tag for use with the Knoscape MM systems on certain products such as clothing and other soft goods.

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

During the years ended December 31, 2005 and 2004, Sentry placed in service 450 and 202 EAS systems, respectively. In addition in 2005, we sold 23 QuickCheck patron self check systems to libraries.


BACKLOG

Our backlog of orders was approximately $1.2 million at December 31, 2005, as compared to approximately $2.2 million at December 31, 2004 and approximately $3.2 million at December 31, 2003. We have experienced a trend, particularly with our major customers, of receiving fewer long-term blanket orders than in the past. We anticipate that substantially all of the backlog present as of December 31, 2005 will be delivered within 12 months.


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

The use of subcontractors supervised by Company employees proved cost effective with no apparent sacrifice in quality. A network of qualified contractors was established. The loss of the Lowe's maintenance contract in the beginning of 2005, lead to a reduction of technician headcount to 14. In 2005, we released 9 employees and retained only our most technically skilled employees. Our technical staff now focuses on EAS, SentryVision and CCTV service and maintenance and we rely on our well-established partner network for installation work. The model remains cost-effective and allows us to scale our efforts up or down as business requires without the risk of a fixed cost structure. This strategy has resulted in significant cost savings. In addition, we retain our reputation for technical expertise within the industry. We anticipate that this level of coverage will be adequate, coupled with our maturing Service Partner Network, to service our customer base.

Our Design Center personnel continued to screen all service requests over the telephone, avoiding costly service calls. In addition, careful screening allowed us to ship replacement parts in advance of the technician's arrival increasing our ability to complete calls in a single visit.


COMPETITION

We operate in a highly competitive market with many companies engaged in the business of furnishing security services designed to protect against shoplifting and theft. In addition to EAS systems using the concept of tagged merchandise, such security services use, among other things, conventional PTZ dome and fixed mount CCTV systems, traveling CCTV systems, mirrors, guards, private detectives and combinations of the foregoing. We compete principally on the basis of the nature and quality of its products and services and the adaptability of these products to meet specific customer needs and price requirements.

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

Sentry has also relied on the registration of trademarks and trade names, as well as on trade secret laws and confidentiality agreements with its employees. While we intend to continue to seek to protect Sentry's proprietary technology and developments through patents, trademark registration and confidentiality agreements, we do not rely on such protection to establish and maintain Sentry's position in the marketplace. Management believes that improvement of Sentry's existing products, reliance upon trade secrets and on unpatented proprietary know-how, and the development of new products will be as important as patent protection in establishing and maintaining a competitive advantage.

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

Product  Authentication
-----------------------

Sentry's Custom Security Industry subsidiary has two United States patents related to a product authentication. One patent is for a system that measures certain magnetic properties of a marker with an electronic reader utilizing an electromagnetic search field and the second patent is for a unique reader suitable for this system.

RESEARCH  AND  DEVELOPMENT

As of December 31, 2005, Sentry Technology Corporation had 8 full time employees engaged in research, engineering, product development and design. In addition, the Company may retain consultants to assist in specific areas related to research, engineering and product development. For the years ended December 31, 2005, 2004 and 2003, approximately $0.9 million, $0.8 million and $0.7 million, respectively, was expended on Company-sponsored research.

The SmartTrack System continued to benefit from product improvement efforts focused on adding features and reducing the cost of manufactured products. Continued software developments during 2005 resulted in improved user interfaces, additional support for industry protocols, and allowed the use of a wider range of camera options. Also in 2005, we commenced work with a design firm for the development of the next generation SmartTrack system.

Additional  projects  included  revisions  to  EAS  products.

EM product offerings were enhanced through development of a new antenna panel called WAM, which was released in 2005. The design incorporates a contemporary furniture style that compliments a wide variety of environments. Technological advances in the design simplify the installation process and result in a more reliable system.

In addition, internal development in RF Systems focused on cost reductions in the swept RF wrap desk and improvements to our customer installable systems.


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

Our business plan calls for the sale and use of Sentry's products in domestic markets and, where consistent with contractual obligations, in international markets. Sentry's products may be subject to regulation by governmental authorities in various countries having jurisdiction over electronic and communication use. We intend to apply for certification of our products to comply with the requirements under the regulations of the countries in which we plan to market our products. No assurance can be given that such certification will be obtained or that current rules and regulations in such countries will not be changed in a manner adverse to Sentry.

We believe we are in material compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.


EMPLOYEES

At December 31, 2005, the Company and its subsidiaries employed 83 full-time employees, of whom 17 were employed in administrative and clerical capacities, 8 in engineering, research and development, 25 in production and manufacturing support, 16 in sales and marketing and 17 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements.


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


Item  3.  LEGAL  PROCEEDINGS
----------------------------

In August 2004, Bi-County Park Associates, Inc. d/b/a Ashlind Properties brought an action against us in the Supreme Court of New York, County of Suffolk, for the recovery of a real estate brokerage commission in the amount of $250,000 relating to the termination of its lease on its former Hauppauge facility. We are still in the discovery stages related to this action. We believe there is no merit to this claim and we are actively defending such action.

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


Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

During the fourth quarter of fiscal year ended December 31, 2005, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.



                                     PART II
                                     -------

Item  5. MARKET FOR THE  COMPANY'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
------------------------------------------------------------------------------
MATTERS
-------

(a)     Price  Range  of  Common  Stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock:


                                                  High        Low
                                                  ----        ---
2004
      First Quarter                           $   0.25     $  0.12
      Second Quarter                              0.29        0.14
      Third Quarter                               0.18        0.10
      Fourth Quarter                              0.19        0.09

2005
      First Quarter                           $   0.24     $  0.15
      Second Quarter                              0.16        0.10
      Third Quarter                               0.13        0.09
      Fourth Quarter                              0.15        0.09

2006
      First  Quarter                          $   0.15     $  0.08
      Second Quarter (through April 12, 2006) $   0.12     $  0.11



The Company's Common Stock is quoted on the OTC Bulletin Board ("OTCBB") under the symbol SKVY.

(b)     Holders  of  Common  Stock.

As of April 12, 2006, the Company had 120,728,804 shares of Common Stock issued and outstanding, which were held by approximately 359 holders of record.

(c)     Dividends.

The payment of future dividends will be a business decision to be made by the Board of Directors of Sentry from time-to-time based upon the results of operations and financial condition of Sentry and such other factors as the Board of Directors considers relevant. Sentry has not paid, and does not presently intend to pay or consider the payment of, any cash dividends on the Common
Stock. In addition, covenants in the Company's credit agreements prohibit the Company from paying cash dividends without the consent of the lenders.

(d)     Securities  Authorized  for  Issuance  Under  Equity Compensation Plans.

For a description of the Company's equity securities authorized for issuance as described in Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," see Notes to our Financial Statements, Note 1.o. "Significant Accounting Policies, Stock-Based Compensation," and Note 9, "Common Shareholders' Equity."


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

Selected  Financial  Data
-------------------------

The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The selected consolidated historical financial data should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 7.


                                                                        (Amounts in thousands except for per share data)

Years Ended December 31,                                                    2001      2002      2003      2004     2005
                                                                         --------  --------  --------  -------  --------
Selected Statement of Operations Data:
-------------------------------------
Total revenues                                                           $17,299   $14,704   $13,243   $16,863  $13,570
Cost of sales                                                              8,879     7,382     5,179     6,351    5,960
Customer service expenses                                                  4,361     4,240     3,977     4,175    2,654
Selling, general and administrative
    expenses                                                               5,773     5,287     3,809     4,840    5,348
Restructuring and impairment
    charges                                                                    -         -         -         -        -
Income (loss) before income taxes                                         (2,911)   (3,356)   (1,049)      253   (1,581)

Extraordinary item - Gain on extinguishment of debt                            -         -       738         -        -

Cumulative effect of change in accounting principal                            -         -         -         -        -
Net income (loss)                                                         (2,911)   (3,356)      181        31   (1,690)
Preferred stock dividends                                                     25         -         -         -        -

Return to common shareholders from redemption of preferred stock     .    27,198         -         -         -        -
Net income (loss) available to
   common shareholders                                                    24,262    (3,356)      181        31   (1,690)
Net income (loss) per common share:
   Basic                                                                    0.40     (0.05)     0.00      0.00    (0.01)
   Diluted                                                                  0.39     (0.05)     0.00      0.00    (0.01)

As of December 31,

Selected Balance Sheet Data:                                                2001      2002      2003      2004     2005
                                                                         --------  --------  --------  -------  --------
Working capital    .                                                     $ 2,235   $  (768)  $  (285)  $ 4,545  $ 3,037
Total assets    .                                                         11,561     7,992     4,093    12,247    9,395
Property, plant and equipment, net   .                                     2,962     2,563       209       689      637
Obligations under capital leases   .                                       2,751     2,652        18        13        7
Convertible debentures                                                         -         -         -     1,862    1,904
Minority interest                                                              -         -         -     1,045    1,140
Total common shareholders' equity (deficit)                                2,891      (451)     (125)    4,345    2,698


Results  of  Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

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

Consolidated revenues were 20% lower in the year ended December 31, 2005 than in the year ended December 31, 2004. Sentry Canada's revenues for the twelve months ended December 31, 2005 represented $5.6 million of total revenues compared with $4.1 million of total revenues for the eight month period included in the year ended December 31, 2004. Our backlog of orders was approximately $1.2 million at December 31, 2005, as compared to approximately $2.2 million at December 31, 2004. We have experienced a trend, particularly with our major customers, of receiving fewer long-term blanket orders than in the past. We anticipate that substantially all of the backlog present as of December 31, 2005 will be delivered within 12 months. Total revenues for the periods presented are broken out as follows:

                                                                    %
                                     2005            2004         Change
                                     ----            ----         ------
                                       (in  thousands)
EAS                               $  6,490       $  5,358           21
CCTV                                 1,670          3,272          (49)
SentryVision                         2,971          3,852          (23)
                                     -----          -----          ----
Total  sales                        11,131         12,482          (11)
Service, installation and other      2,439          4,381          (44)
                                     -----          -----          ----
Total  revenues                   $ 13,570       $ 16,863          (20)
                                  = ======       = ======          ====

The increase in EAS sales is primarily attributable to Sentry Canada's sales, which represented $5.3 million of EAS sales in 2005 compared to $3.8 million in 2004. In January 2005, we were notified by Lowe's Home Center, historically our largest customer, that they would not be renewing their maintenance contract for 2005. While the annual value of the maintenance contract was approximately $0.9 million, it contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe's locations. As a result, revenues from Lowe's decreased from $5.0 million in 2004 to $1.0 million in 2005. As Lowe's purchased both CCTV and SentryVision products this reduction affected the reported sales in both categories. We anticipate that this decision will continue to result in a decrease in future revenues from Lowe's on a comparative basis. We have added new sales representatives and new customers that have somewhat offset the loss of Lowe's sales in 2005. As a result, we anticipate that our business will be more balanced and will be less reliant on a single large customer for future success.

Sales to our international dealers and distributors represented $1.3 million of total SentryVision sales in 2005 as compared to $1.6 million in 2004. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the U.S. dollar against the Euro in 2005 had no significant impact on reported revenues.

Both service and installation revenues were significantly lower in the 2005 periods, as compared to the same periods of 2004, due to lower domestic sales of CCTV and SentryVision systems. Even though EAS sales increased, the installation revenues associated with EAS systems are lower than for CCTV and SentryVision sales. Maintenance revenues were also lower primarily as a result of cancellation of the Lowe's maintenance contract.

Sales reps and international distributors have been added to the sales group plus new print ads and trade show attendance will assist in improving our sales results. In addition, our flagship SmartTrack traveling camera system and proprietary library security and information systems require little maintenance, which has helped both to reduce service costs and allow our sales reps to develop new business as a result of strong references from many satisfied national and international customers. In January 2006, we received orders from J.C. Penney and Target for installation of SentryVision SmartTrack traveling camera systems in five distribution centers. Both customers are among the 10 largest retailers in America and are repeat users of our flagship products with budgets allocated for the acquisition of additional SmartTrack systems in 2006.

Cost of sales was 54% of sales in 2005 compared to 51% in 2004. We continue to see strong domestic margin improvements in 2005 on the SmartTrack product lines as a result of our outsourcing of manufacturing. However, our comparative margins on international SmartTrack sales have been reduced in 2005, due to competitive pressures. Sentry Canada's sales increased as a percentage of total sales in 2005, compared to 2004. As a percentage of sales, Sentry Canada's cost of sales are higher than Sentry's historical costs as a portion of its sales are made through dealers and distributors that carry lower margins than sales made direct to end users. In addition, lower production volume at our 51% owned labeling subsidiary resulted in higher overhead and a higher cost of sales percentage in first half of 2005.

The decrease in customer service expenses in 2005, as compared 2004, is primarily a result of a decrease in the number of customer service employees and increased use of outside service contractors in order to better manage our total net customer service costs during fluctuations in activity levels between periods.

Selling, general and administrative expenses were 10% higher in 2005 as compared to 2004. The increase in such expenses, on a comparable basis, is principally a result of higher sales and marketing expenses and higher foreign exchange losses. The increase in such expenses 2005 is principally a result of twelve full months of Sentry Canada expenses in 2005, compared to eight months in the 2004 period. Included in selling, general and administrative expenses were foreign exchange losses (gains) of $133,000 in 2005, compared to $79,000 in 2004. The change in the foreign currency exposure is a result of the global credit facility entered into in the second quarter of 2005, which is denominated in Canadian dollars. We are currently working with our lender to develop the most efficient hedging strategies to mitigate this exposure.

We have made certain administrative expense reductions to help compensate for the reduction in Lowe's business. In October 2005, we consolidated our accounting and distribution functions from our Toronto, Ontario facility to Ronkonkoma, NY resulting in the elimination of duplicate functions while further streamlining operations. At the same time, we have increased funding of sales and marketing programs, which we expect will continue to increase our business with new and existing customers. Four new sales persons were hired in 2005 with substantial industry experience. In addition, we recently hired a new VP of Sales and Marketing, with prior experience with our industry's largest competitor, to lead the growing team of sales professionals and to focus on establishing the Sentry brand name as a market leader. Many new sales opportunities are being developed that we anticipate will have a positive impact on future revenues. New programs include a marketing campaign to promote SentryVision to Homeland Security and the appointment of a new distributor for the Brazilian market to sell EAS products to the library market and SentryVision systems to all customers.

Research and development costs increased 3% in 2005, compared to 2004, principally as a result of the inclusion of twelve months of research efforts of Sentry Canada in 2005, compared to eight months in 2004.

Total interest and financing costs were lower in 2005, compared to 2004, as a result of lower average bank debt and lower interest rates under the new credit agreement as well as a result of the elimination of costly financing associated with purchase order financing included in the first half of 2004.

The income tax provision of $ 49,000 in 2005, and $140,000 in 2004, principally results from taxable income of our ID Systems subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, we had net loss of $1,690,000 in the year ended December 31, 2005, as compared to net income of $31,000 in the year ended
December  31,  2004.


Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Our consolidated statements of operations include the revenues and expenses of Sentry Canada from May 1, 2004.

Consolidated revenues were 27% higher in the year ended December 31, 2004 than in the year ended December 31, 2003 Sentry Canada's revenues for the eight months period ended December 31, 2004 represented $4.1 million of total revenues. The backlog of orders, which we expect to deliver within twelve months, decreased to $2.2 million at December 31, 2004 as compared to $3.2 million at December 31, 2003. We believe this is due in part to a trend, particularly from our major customers, of awarding fewer long-term blanket orders than in the past. Total revenues for the periods presented are broken out as follows:

                                                                   %
                                     2004            2003         Change
                                     ----            ----         ------
                                       (in  thousands)
EAS                              $   5,358       $  1,914          180
CCTV                                 3,272          3,699          (12)
SentryVision                         3,852          3,133           23
                                     -----          -----           --
Total  sales                        12,482          8,746           43
Service, installation and other      4,381          4,497           (3)
                                     -----          -----           --
Total  revenues                  $  16,863       $ 13,243           27
                                 =  ======       = ======           ==

The  increase  in  sales  of  EAS  products  in  2004 was attributable to Sentry
Canada's  sales,  which  represented  $3.8  million  of  the  total.   Sentry's
historical comparative sales of EAS systems and tags decreased in 2004. The decrease in CCTV revenues is primarily a result of lower sales to two customers. We had sales of $0.6 million in 2003 to Home Depot, which did not repeat in 2004 and we lost $0.5 million in revenues in 2004 from a significant customer that decided to source their purchases from the CCTV manufacturer. SentryVision sales increased both domestically and internationally. Sales to our international dealers and distributors represented $1.6 million of total SentryVision sales in 2004 as compared to $1.2 million in 2003. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro against the U.S. dollar had no significant impact on revenues. Service, installation and other revenues decreased 2004 primarily as a result of lower CCTV installations than in 2003. Even though EAS sales increased substantially, the installation revenues associated with EAS systems are significantly lower than those for CCTV and SentryVision sales. In addition, Lowe's negotiated a lower rate per store for the maintenance contract in 2004 than in 2003. Total revenues from Lowe's Home Centers represented $5.0 million in 2004 as compared to $5.8 million in 2003. Of the $0.8 million decrease, $0.6 million was a reduction in SentryVision sales and $0.2 million was a reduction in service and installation income.

Cost of sales was 52% of sales in 2004, compared to 60% in 2003. We continue to see margin improvements as a result of the outsourcing of all significant manufacturing operations, which we began in the second quarter of 2003. The decrease in the cost of sales percentage in 2004 as compared to 2003 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing and the move to a smaller facility. As a percentage of sales, the costs associated with Sentry Canada's sales were slightly higher than Sentry's historical costs as a higher portion of their sales are made through dealer and distributors which carry lower margins than sales made direct to end users.

Our customer service expenses increased by 5% in 2004, as compared to 2003. Of the increase 4% was due to the Sentry Canada acquisition. In 2004, we decreased the number of customer service employees and increased the use of outside service contractors in order to manage our total net customer service costs during fluctuations in activity levels between periods. However, our efforts were hampered somewhat by our inability to maintain a proper level of service parts during the first six months of 2004, due to inadequate trade credit and financial resources, which resulted in inefficiencies.

Selling, general and administrative expenses were 26% higher in 2004 when compared to 2003. While our historical costs decreased as a result of our restructuring in 2003, our acquisition of Sentry Canada added $1.1 million in selling, general and administrative expenses during the eight months they were included in the 2004 results.

The increase in research and development costs in 2004, when compared to 2003, is also primarily a result of the Sentry Canada acquisition.

As a result of the restructuring of operations, the increase in sales activity levels and the acquisition of Sentry Canada, we were able to show operating income of $0.7 million in 2004 as compared to an operating loss of $0.4 million in 2003.

Total interest and financing costs decreased by $259,000 in 2004, as compared to 2003. Bank interest expense increased by $39,000 in 2004, due to higher average borrowings and slightly higher interest rates under our revolving credit and term loan facility with CIT and the Sentry Canada credit facility with Bank of Montreal. Interest under capital leases decreased by $156,000, as a result of the cancellation of the sale and leaseback agreement on our former headquarters facility. While interest and financing costs related to the Brookfield Technology financing added $151,000 in 2004, we were able to eliminate, in the second half of 2004, the costly financing costs associated with purchase order financing, resulting in a savings of $293,000 for the entire year.

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

The income tax provision of $140,000 in 2004 principally results from taxable income of our Sentry Canada subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards. The $492,000 income tax provision recognized on the extraordinary gains in 2003 was offset by equivalent income tax benefits generated from the 2003 loss from operations and the utilization of net operating loss carryforwards.

As a result of the foregoing, we had net income of $31,000 in the year ended December 31, 2004 as compared to $181,000 in the year ended December 31, 2003.

Liquidity  and  Capital  Resources

At December 31, 2005, we had cash of $0.8 million, working capital of $3.0 million, total assets of $9.4 million and shareholders' equity of $2.7 million. While we had a loss of $1.7 million in 2005, our net cash used in operating activities was only $242,000. This was a result of lower amounts of accounts receivable partially as a result of better collections efforts as well as lower sales volume. We have also eliminated the use of expensive purchase order financing to fund inventory purchases and we are continuing to reestablish credit with new and existing vendors.

We utilized $0.8 million in financing activities through a pay down of balances under our previous credit facilities. Availability under the credit facilities is principally based on the level of our receivables and inventory, which declined in 2005. Net reductions in our credit facilities were funded through the use of existing cash.

On May 13, 2005, the Company and certain of its subsidiaries entered into a new secured credit facility with Royal Bank of Canada ("RBC") for maximum borrowings of up to Canadian $4.5 million (U.S. $3.9 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of RBC prime rate (5.0% at December 31, 2005), plus 1.25% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. This new facility replaced the Company's former revolving credit agreement in the United States and its overdraft lending and term loan agreement in Canada. The consolidation of our credit facilities is another step in our efforts to improve operating efficiencies and to further reduce our costs of financing. The new facility also provides for limited financing of certain foreign receivables, which may provide additional future availability over the previous facilities. As of December 31, 2005, we had borrowings of approximately $2.0 million with RBC and had excess borrowing capacity of $0.5 million. As of the end of the third and fourth quarters of 2005, the Company failed to meet one of its financial covenants under the Royal Bank agreement. Subsequent to year end, the Company received from RBC a tolerance of default and waiver of the covenant as of those dates. In addition, on January 23, 2006, the agreement was amended with regard to certain financial and reporting covenants and the interest rate increased to RBC prime rate plus 1.75%.


We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments, other than the Dialoc distribution agreement, as of December 31, 2005. Sentry's revenues declined and we incurred an operating loss in 2005. This trend continued through the first quarter of 2006 and substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing. The Company has instituted certain plans to increase its revenue base as well as preserve its cash, including cost cutting measures and inventory reduction initiatives. We are presently in the final stages of negotiations with RBC, our lender, to amend our credit agreement by further modifying certain financial covenants and by extending the term of the agreement through April 2007. Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, have agreed to provide a personal guarantee to RBC in the amount of Canadian $1 million (U.S. $860,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they will receive fully vested, two year warrants to purchase between 2.9 million and 3.8 million shares of the Company's common stock, at an exercise price ranging between $0.075 and $0.10 per share, dependent upon certain stock market conditions. The fair value of these warrants will be recorded in accordance with SFAS No. 123R "Share-Based Payment" in the second quarter of 2006 and will be written off over the period of the guarantee. After conversations with RBC, management believes that these amendments will be approved in the near future. Based upon the achievement of its plans, as well as the additional borrowing availability as a result of the Directors guaranties, the Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.


On March 28, 2005, our Board of Directors and a majority of the outstanding shareholders approved an increase in the authorized number of Sentry's common shares from 140,000,000 to 160,000,000, principally in order to meet the requirements of the Brookfield Technology Fund investment.

The table below summarizes aggregate maturities contractual obligations as of December 31, 2005.

                                       Less
Contractual                            than       1-3       4-5       After 5
Obligations                 Total     1 Year     Years     Years       Years
-----------                 -----     ------     -----     -----      -------
                                              (In Thousands)

Operating leases           $ 1,009     $ 285     $  533    $ 191     $      -

Capital leases                   8         7          1        -            -
Notes payable & term loans      91        91          -        -            -
Convertible debentures       2,000         -      2,000        -            -
                           -------     -----     ------    -----     --------
               Total       $ 3,108     $ 383     $2,534    $ 191     $      -
                           =======     =====     ======    =====     ========

Recent  Accounting  Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee  services  is  recognized  as compensation cost over the period that an employee provides service in exchange for the award. Beginning with the Company's first quarter of fiscal year 2006, it will be required to adopt SFAS 123(R), and will recognize share-based compensation costs in its results of operations. The Company currently provides pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on its results of operations in Note 8 to consolidated financial statements. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123(R), which permits public companies to adopt its requirements using various methods, including the "modified prospective application method" and the "modified retrospective application method." The Company plans to adopt SFAS 123(R) using the modified prospective application method. The Company expects that the adoption of SFAS 123(R) may have a material impact on its results of operations subsequent to adoption.

SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 8 provide detail as to the Company's financial performance as if the Company had applied the fair value-based method and recognition provisions of SFAS No. 123R to stock-based employee compensation to the current reporting periods.

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


In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (1) more consistent recognition of liabilities relating to asset retirement obligations, (2) more information about expected future cash outflows associated with those obligations, and (3) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 did not have a material impact on the financial position or results of operations of the Company.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.


Inflation

The Company does not consider inflation to have a material impact on the results of operations.


Cautionary  Statement  Regarding  Forward-Looking  Statements

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-KSB contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry's major customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel; (vi) the risk that the borrowing availability under our credit facilities will not be adequate to meet the Company's growth requirements; and (vii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business-Competition."

Item  7.     FINANCIAL  STATEMENTS
--------     ---------------------


                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  --------------------------------------------



                                    CONTENTS
                                    --------

                                                                          Page
                                                                          ----


     Explanatory  Note                                                     28

     Report  of  Independent  Registered  Public  Accounting  Firm         29

     CONSOLIDATED FINANCIAL STATEMENTS:

     Balance  sheets                                                       30

     Statements  of  operations                                            31

     Statements  of  shareholders'  equity                                 32

     Statements  of  cash  flows                                           33

     Notes  to  financial  statements                                  34  -  48

                                     ------

Explanatory  Note


In August 2005, we dismissed our auditors, Holtz Rubenstein Reminick LLP ("Holtz"). Subsequent to the completion of the 2004 audit, Holtz submitted an invoice for excess charges related to our 2004 audit. We rejected the invoice for excess charges since we believed we were operating under a fixed fee contract with Holtz. As a result of what Holtz deems to be a fee dispute, Holtz has refused to consent to the use of their audit opinion for the consolidated balance sheet for the year ended December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. We have attempted to settle this dispute but our offers have been rejected. We are investigating the available remedies.

We have included the statements referred to above in the consolidated financial statements contained in this document. While these statements are the same as the prior year audited financial statements on which Holtz issued an unqualified opinion as of March 25, 2005, we have labeled them as "Unaudited" for purposes of this report.

             Report of Independent Registered Public Accounting Firm





To the Board of Directors and Stockholders of Sentry Technology Corporation


     We  have  audited  the  accompanying  consolidated  balance sheet of Sentry
Technology Corporation as at December 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentry Technology Corporation as at December 31, 2005 and the results of its consolidated operations, shareholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The consolidated financial statements of Sentry Technology Corporation as of December 31, 2004 and 2003, were audited by other auditors whose report dated March 29, 2005, expressed an unqualified opinion on those statements.



                                                  /s/  SF  Partnership,  LLP
                                                  CHARTERED  ACCOUNTANTS

TORONTO,  CANADA

March  16,  2006

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (In Thousands, Except Par Value Amounts)


                                                                            December 31,
                                                                    ----------------------------
                                                                             2005          2004
                                                                    --------------  ------------
ASSETS                                                                   (Audited)   (Unaudited)
------------------------------------------------------------------  --------------  ------------
Current Assets:
 Cash and cash equivalents                                          $         842   $     1,965
 Accounts receivable, less allowance for doubtful accounts
   of $141 and $338, respectively                                           2,762         3,500
 Inventories                                                                2,709         3,314
 Prepaid expenses and other current assets                                    318           525
                                                                    --------------  ------------
Total current assets                                                        6,631         9,304
PROPERTY AND EQUIPMENT, net                                                   637           689
GOODWILL                                                                    1,564         1,564
OTHER ASSETS                                                                  563           690
                                                                    --------------  ------------
                                                                    $       9,395   $    12,247
                                                                    ==============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------
Current Liabilities:
 Revolving line of credit and term loan                             $       2,039   $     2,640
 Accounts payable                                                             489           799
 Accrued liabilities                                                          925         1,146
 Obligations under capital leases - current portion                             6             5
 Deferred income                                                              135           169
                                                                    --------------  ------------
Total current liabilities                                                   3,594         4,759

NOTES PAYABLE                                                                 ---           189
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                          1             8
DEFERRED TAX LIABILITY                                                         58            39
CONVERTIBLE DEBENTURES                                                      1,904         1,862
MINORITY INTEREST                                                           1,140         1,045
                                                                    --------------  ------------
Total liabilities                                                           6,697         7,902

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Common stock, $0.001 par value; authorized 160,000 and
   140,000 shares, respectively; issued and outstanding
   120,629 and 120,549 shares, respectively                                   121           121
 Additional paid-in capital                                                48,783        48,779
 Accumulated deficit                                                      (46,408)      (44,718)
      Equity adjustment from foreign currency conversion                      202           163
                                                                    --------------  ------------
Total shareholders' equity                                                  2,698         4,345
                                                                    --------------  ------------
                                                                    $       9,395   $    12,247
                                                                    ==============  ============

                 See notes to consolidated financial statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    (In Thousands, Except Per Share Amounts)


                                                                    Years Ended December 31,
                                                 ------------------------------------------------------
                                                            2005                 2004          2003
                                                 ------------------------------------------------------
                                                                  (Audited)   (Unaudited)   (Unaudited)
REVENUES:
 Sales                                           $                  11,131   $    12,482   $     8,746
 Service, installation and other revenues                            2,439         4,381         4,497
                                                 --------------------------  ------------  ------------
                                                                    13,570        16,863        13,243
                                                 --------------------------  ------------  ------------
COST AND EXPENSES:
 Cost of sales                                                       5,960         6,351         5,179
 Customer service expenses                                           2,654         4,175         3,977
 Selling, general and administrative expenses                        5,348         4,840         3,809
 Research and development                                              856           832           656
                                                 --------------------------  ------------  ------------
                                                                    14,818        16,198        13,621
                                                 --------------------------  ------------  ------------
OPERATING INCOME (LOSS)                                             (1,248)          665          (378)
INTEREST AND FINANCING EXPENSE, net                                    333           412           671
                                                 --------------------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
 INTEREST AND EXTRAORDINARY ITEM                                    (1,581)          253        (1,049)
INCOME TAX EXPENSE (BENEFIT)                                            49           140          (492)
                                                 --------------------------  ------------  ------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
       EXTRAORDINARY ITEM                                           (1,630)          113          (557)
MINORITY INTEREST                                                      (60)          (82)          ---
                                                 --------------------------  ------------  ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             (1,690)           31          (557)
EXTRAORDINARY ITEM - Gain on extinguishment of
  debt, net of $492 income taxes                                       ---           ---           738
                                                 --------------------------  ------------  ------------
NET INCOME (LOSS)                                $                  (1,690)  $        31   $       181
                                                 ==========================  ============  ============
BASIC INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before extraordinary item         $                   (0.01)  $      0.00   $     (0.01)
 Extraordinary item                                                   0.00          0.00          0.01
                                                 --------------------------  ------------  ------------
 Net income (loss)                               $                   (0.01)  $      0.00   $      0.00
                                                 ==========================  ============  ============

WEIGHTED AVERAGE BASIC COMMON SHARES                               120,594       106,532        84,153
                                                 ==========================  ============  ============



See notes to consolidated financial statements

                                         SENTRY TECHNOLOGY CORPORATION
                                         -----------------------------
                                                AND SUBSIDIARIES
                                                ----------------
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 -----------------------------------------------
                                                     (In Thousands)
                                   YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                   --------------------------------------------



                                                                                                           Note
                                                                               Additional                Receivable
                                                            Common Stock        Paid-in     Accumulated    from
                                                      Shares         Amount     Capital       Deficit    Shareholder
                                                      -------------  --------  ------------  ---------  ---------------
(Unaudited)
BALANCE, January 1, 2003                                    78,044   $     78  $     44,521  $(44,930)  $         (120)
Net income                                                       -          -             -       181                -

Settlement of debt and lease obligations                     3,193          3           137         -                -
Net proceeds from common stock issued to Dialoc              4,517          5             -         -                -
Exercise of stock options                                        2          -             -         -                -
                                                      -------------  --------  ------------  ---------  ---------------
BALANCE, December 31, 2003                                  85,756         86        44,658   (44,749)            (120)
(Unaudited)
Net income                                                       -          -             -        31                -
Repayment of note receivable from shareholder                    -          -             -         -              120
Issuance of warrants                                             -          -           215         -                -
Acquisition of ID Systems                                   30,000         30         3,270         -                -
Net proceeds from common stock sold to Saburah               4,795          5           636         -                -
Retired stock                                                   (5)         -             -         -                -
Exercise of stock options                                        3          -             -         -                -
Equity adjustment from foreign currency translation              -          -             -         -                -

Comprehensive income                                             -          -             -         -                -
                                                      -------------  --------  ------------  ---------  ---------------
BALANCE, December 31, 2004                                 120,549        121        48,779   (44,718)               -
(Audited)
Net loss                                                         -          -             -    (1,690)               -
Exercise of stock options                                       80          -             4         -                -
Equity adjustment from foreign currency translation              -          -             -         -                -

Comprehensive loss                                               -          -             -         -                -
                                                      -------------  --------  ------------  ---------  ---------------

BALANCE, December 31, 2005                                 120,629   $    121  $     48,783  $(46,408)  $            -
                                                      =============  ========  ============  =========  ===============


                                                      Accumulated      Total
                                                         Other       Shareholders'    Comprehensive
                                                      Comprehensive    Equity             Income
                                                         Income       (Deficit)           (Loss)
                                                      -------------  ---------------  ---------------
(Unaudited)
BALANCE, January 1, 2003                              $           -  $         (451)
Net income                                                        -             181   $          181
                                                                                      ===============
Settlement of debt and lease obligations                          -             140
Net proceeds from common stock issued to Dialoc                   -               5
Exercise of stock options                                         -               -
                                                      -------------  ---------------
BALANCE, December 31, 2003                                        -            (125)
(Unaudited)
Net income                                                        -              31   $           31
Repayment of note receivable from shareholder                     -             120
Issuance of warrants                                              -             215
Acquisition of ID Systems                                         -           3,300
Net proceeds from common stock sold to Saburah                    -             641
Retired stock                                                     -               -
Exercise of stock options                                         -               -
Equity adjustment from foreign currency translation             163             163              163
                                                                                      ---------------
Comprehensive income                                              -               -   $          194
                                                      -------------  ---------------  ===============
BALANCE, December 31, 2004                                      163           4,345
(Audited)
Net loss                                                          -          (1,690)  $       (1,690)
Exercise of stock options                                         -               4
Equity adjustment from foreign currency translation              39              39               39
                                                                                      ---------------
Comprehensive loss                                                -               -   $       (1,651)
                                                      -------------  ---------------  ===============

BALANCE, December 31, 2005                            $         202  $        2,698
                                                      =============  ===============

                 See notes to consolidated financial statements

                                               SENTRY TECHNOLOGY CORPORATION
                                               -----------------------------
                                                     AND SUBSIDIARIES
                                                     ----------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -------------------------------------
                                                      (In Thousands)

                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                               2005          2004          2003
                                                                          ----------  ------------  ------------
                                                                           (Audited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                        $  (1,690)  $        31   $       181
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Depreciation                                                                 154           183           262
   Amortization of intangibles and other assets                                 135           179            90
   Provision for bad debts                                                        1           (14)          (16)
 Deferred income taxes                                                           19            39           ---
             Non-cash consideration                                              59            63           ---
             Minority interest in net income of consolidated subsidiary          95           208           ---
   Extraordinary gain on extinguishments of debt                                ---           ---        (1,230)
 Changes in operating assets and liabilities:
   Accounts receivable                                                          737          (823)            6
   Inventories                                                                  605          (196)        1,290
   Prepaid expenses and other assets                                            207           143          (129)
   Accounts payable and accrued liabilities                                    (530)         (557)           65
   Deferred income                                                              (34)         (102)         (123)
                                                                          ----------  ------------  ------------
 Net cash (used in) provided by operating activities                           (242)         (846)          396
                                                                          ----------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                           (102)         (205)          (81)
      Intangibles                                                               (25)          (92)          (16)
      Net cash provided by the acquisition of ID Systems                        ---            31           ---
                                                                          ----------  ------------  ------------
 Net cash used in investing activities                                         (127)         (266)          (97)
                                                                          ----------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing (payments) on the revolving line of credit                       220           329        (1,372)
 Proceeds of notes payable                                                      ---           ---           247
 Repayment of notes payable                                                    (189)          (58)          ---
 Proceeds of term loan                                                          ---           ---           845
 Repayment of term loan                                                        (821)         (203)          (25)
      Proceeds of bridge loan                                                   ---           100           ---
      Repayment of bridge loan                                                  ---          (100)          ---
      Proceeds of convertible debenture and warrants                            ---         2,000           ---
 Repayment of obligations under capital leases                                   (7)           (5)          (55)
 Proceeds of sale of stock, net                                                   4           641             5
                                                                          ----------  ------------  ------------
 Net cash provided by (used in) financing activities                           (793)        2,704          (355)
                                                                          ----------  ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES                                                  39           163           ---
                                                                          ----------  ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,123)        1,755           (56)
CASH AND CASH EQUIVALENTS, beginning of year                                  1,965           210           266
                                                                          ----------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of year                                    $     842   $     1,965   $       210
                                                                          ==========  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest                                                                 $     302   $       341   $       676
                                                                          ==========  ============  ============
      Income taxes                                                        $      83   $        72   $       ---
                                                                          ==========  ============  ============

                      See notes to consolidated statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

 YEARS ENDED DECEMBER 31, 2005 (Audited), 2004 (Unaudited) AND 2003 (Unaudited)
 ------------------------------------------------------------------------------


1.     SIGNIFICANT  ACCOUNTING  POLICIES:
       ---------------------------------

     a.     Business
            --------

     Sentry Technology Corporation ("Sentry" or the "Company"), a publicly traded Delaware Corporation, was established on February 12, 1997. Its corporate predecessors had been in business for more than 39 years. The Company is engaged in the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people.

     b.     Principles  of  consolidation
            -----------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     c.     Revenue  recognition
            --------------------

          The Company offers its security devices for sale or lease. For the years ended December 31, 2005, 2004 and 2003, leases of security devices were not material.

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

          Included in accounts receivable at December 31, 2005 and 2004 are unbilled accounts receivable of $36,000 and $129,000, respectively.

     d.     Cash  and  cash  equivalents
            ----------------------------

          The Company considers all highly liquid temporary investments with original maturities of less than ninety days to be cash equivalents. Temporary cash investments are placed with high credit quality financial institutions. At times, the Company's cash deposits with any one financial institution may exceed federally insured limits.

     e.     Allowance  for  doubtful  accounts
            ----------------------------------

          Losses from uncollectible accounts are provided for by utilizing the allowance for doubtful accounts method based upon management's estimate of uncollectible amounts. Management specifically analyzed accounts receivable and analyzes potential bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating the allowance for doubtful accounts.

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

     i.     Patents  and  other  intangibles
            --------------------------------

          Cost and expenses incurred in obtaining patents are amortized over the remaining life of the patents, not exceeding 17 years, on a straight-line basis. Costs assigned to other intangibles, including trade secrets, distribution agreements and customer relationships, are being amortized on a straight line basis over their estimated useful lives of 5 to 15 years. Estimated annual amortization expense for the next five succeeding fiscal years will range from $76,000 in 2006 to $9,000 in 2010.

     j.     Goodwill
            --------

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not amortized but reviewed annually for impairment.

     k.     Impairment  of  long-lived  assets
            ----------------------------------

     The Company reviews its long-lived assets, property and equipment, intangible assets, goodwill and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company completed its annual review of impairment and determined that long-lived assets were not impaired.


     l.     Fair  value  of  financial  instruments
            ---------------------------------------

          It is management's belief that the carrying amounts of the Company's financial instruments (cash and cash equivalents, accounts receivable, revolving line of credit, accounts payable and obligations under capital leases) approximate their fair value at December 31, 2005 and 2004 due to the short maturity of these instruments or due to the terms of such instruments approximating instruments with similar terms currently available to the Company.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No options were granted in 2004 or 2003. The weighted average fair value of the options granted for the year ended December 31, 2005 is estimated at $0.08, using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 4.7 years; stock volatility, 123%; risk free interest rates, 4.0%, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values had been amortized to expense over the vesting period of the awards, pro forma net income attributed to common shareholders would have been as follows:


                                   2005            2004               2003
                                 -------          ------             ------
                                (Audited)       (Unaudited)       (Unaudited)

                                    (In thousands, except per share data)
Net income (loss):
    As reported               $  (1,690)        $    31           $    181
    Less stock based
    compensation expense
    determined under the fair
    value method for all
    awards, net of related
    tax effects                     (27)            (12)               (74)
                              -----------       ---------         ----------
    Pro forma                 $  (1,717)        $    19           $    107

Net income (loss) per share:
    As reported               $   (0.01)        $  0.00           $   0.00
    Pro forma                     (0.01)           0.00               0.00


     p.     Foreign  currency  translation
            ------------------------------

     The functional currency of the Company's foreign entities is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statement of Shareholders' Equity and are excluded from net income. Foreign exchange transaction gains (losses) are included in selling, general and administrative expenses and amounted to approximately $(133,000), $(79,000) and $12,000 for the years ended December 31, 2005, 2004 and 2003, respectively.



     q.     Shipping  and  handling  costs
            ------------------------------

          Shipping and handling costs are included in selling, general and administrative expenses and approximated $233,000, $251,000 and $215,000 in 2005, 2004 and 2003, respectively.

     r.     Use  of  estimates
            ------------------

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

     s.     Reclassifications
            -----------------

          Certain prior year balances have been reclassified to conform to current year classifications.

     t.     Recent  accounting  pronouncements
            ----------------------------------

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

          In  December  2004,  the  FASB  issued  SFAS  No.  123 (revised 2004),
"Share-Based  Payment"  ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. Beginning with the Company's first quarter of fiscal year 2006, it will be required to adopt SFAS 123(R), and will recognize share-based compensation costs in its results of operations. The Company currently provides pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on its results of operations in Note 8 to consolidated financial statements. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123(R), which permits public companies to adopt its requirements using various methods, including the "modified prospective application method" and the "modified retrospective application method." The Company plans to adopt SFAS 123(R) using the modified prospective application method. The Company expects that the adoption of SFAS 123(R) may have a material impact on its results of operations subsequent to adoption.

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


     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (1) more consistent recognition of liabilities relating to asset retirement obligations, (2) more information about expected future cash outflows associated with those obligations, and (3) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 did not have a material impact on the financial position or results of operations of the Company.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.



2.     CAPITAL  TRANSACTIONS  AND  ID  SYSTEMS  ACQUISITION:
       -----------------------------------------------------

     Our largest shareholder had been Dialoc ID Holdings B.V. ("Dialoc"). On April 19, 2004, Dialoc sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding common shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. ("Saburah") acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is a long-standing member of Sentry's Board of Directors. As a result of this transaction, Messers Angel and de Nood, Principals of Dialoc, resigned from Sentry's Board of Directors.

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

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation (collectively, "ID Systems"). Effective January 1, 2005, the names of the acquired subsidiaries were changed to Sentry Technology Canada Inc. and Sentry Technology USA Inc. ID Systems is a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification ("RFID"), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement will be distributed to the former ID Systems' shareholders. However Saburah and Sentry have agreed that Sentry may require Saburah to purchase additional Sentry common shares under certain circumstances. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

     Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

- ID Systems and Sentry continue as the exclusive distributor in North and South America for a period of five years for all Dialoc products including Laserfuse radio frequency security labels and all RFID products.

- Dialoc became a distributor in Europe and Asia of labels manufactured by ID Systems' security label manufacturing subsidiary, Custom Security Industries Inc. ("CSI").

- CSI acquired the right to purchase Laserfuse raw material for processing into finished security labels in its Toronto plant in order to reduce the cost of production.

- CSI acquired the option to purchase a non-exclusive license to manufacture complete Laserfuse security labels for a period of 10 years subject to the payment of $500,000 and a running royalty of $0.001 per label.

- Dialoc will continue to be a dealer for Sentry products in Europe and Asia.


The purchase price of the ID Systems acquisition was as follows:

                                                             (in thousands)
     Value of Sentry Technology Corporation common stock     $     3,300
     Transaction costs                                                88
                                                             ------------
     Total purchase price                                    $     3,388
                                                             =     =====


Under the purchase method of accounting, the total purchase price as detailed above was allocated to ID System's net tangible assets and intangible assets based on their fair values as of April 30, 2004, which were as follows:

                                                             (in thousands)
     Cash                                                     $     119
     Accounts receivable                                          1,181
     Inventories                                                  1,263
     Prepaid expenses and other current assets                      754
     Property and equipment                                         458
     Deferred charges                                                69
     Bank debt                                                     (998)
     Accounts payable and accrued liabilities                      (449)
     Other liabilities                                             (843)
                                                              ----------
     Net tangible assets                                          1,554
     Goodwill and other intangibles                               1,834
                                                              ----------
     Total purchase price                                     $   3,388
                                                              ==========


     Other intangible assets acquired ($270,000) included trade secrets ($150,000 - 10 year life), patents ($60,000 - 15 year life) and customer relationships ($60,000 - 5 year life).

     On an ongoing basis, Sentry will evaluate the carrying value versus the discounted cash benefit expected to be realized from the performance of the underlying operations and adjust for any impairment in value. Based on the Company's annual review, there was no impairment as of December 31, 2005.

     The accompanying consolidated statements of operations include the revenues and expenses of ID Systems from May 1, 2004.

     The following supplemental pro forma information illustrates the effects of the acquisition on the historical operating results for the years ended December 31, 2004 and 2003, as if the acquisition had occurred at the beginning of each respective period:

                                                   2004          2003
                                                   ----          ----
                                                (Unaudited)   (Unaudited)

                                          (In thousands, except per share data)
                                          -------------------------------------

Revenues                                       $  18,128       $  19,566
Income  (loss)  before  extraordinary  item    $     (92)      $    (130) *
Net  income  (loss)                            $     (92)      $     608  *
Net  income  (loss)  per  share                $   (0.00)      $    0.01


* The income (loss) before extraordinary item in the year ended December 31, 2003 includes an income tax benefit of $492,000 resulting from the utilization of net operating loss carryforwards. Net income in 2003 includes both the income tax benefit and the extraordinary gains of $738,000 from the extinguishment of debt.


3.     CONVERTIBLE  DEBENTURE:
       ----------------------

     On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brascan Technology Fund ("Brascan"), an alternative investment fund established by Brascan Asset Management, to invest in early stage, technology-based companies with high growth potential. Effective November 2005, the entities changed their respective names to Brookfield Technology Fund and Brookfield Asset Management, (collectively referred to as, "Brookfield").

Key  terms  of the transaction are as follows:
- Four-year term.

- Interest rate of 8%.

- Redeemable at Sentry's option after 18 months.

- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.

- Conversion is at the option of Brookfield when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.

- Sentry will provide most favored pricing to all Brookfield affiliates and expects to be a supplier of security and identification products to the Brookfield affiliates.

- Brookfield was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime within the next four years.

- Brookfield is entitled to one seat on Sentry's Board of Directors or will participate as an observer.

     The Debenture is secured by a general security interest over all the assets and properties of Sentry. The amount is subordinate to the existing Royal Bank of Canada credit facilities.

     The proceeds of the financing, to be used primarily for working capital, were initially allocated between the debenture ($1,835,000) and the warrants ($165,000) based on their respective fair values in accordance with EITF 00-27 ("Application of Issue 98-5 to Certain Convertible Instruments"). The difference between the face value of the debenture and the allocated value is being charged to interest and financing expenses over the term of the debenture.

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

     Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brookfield.


4.     INVENTORY:
       ---------

Inventories consist of the following:

                         December 31,
                            2005       2004
                         (Audited) (Unaudited)
                 ----------------------------
                        (In thousands)
                 ----------------------------
Raw materials    $         1,101    $   1,206
Work-in-process              279          292
Finished goods             1,329        1,816
                 ---------------       ------
                 $         2,709       $3,314
                 ===============       ======


          The components of inventory shown are net of reserves for excess and obsolete inventory totaling $1,261,000 and $1,528,000 as of December 31, 2004 and 2003, respectively.


5.     PROPERTY  AND  EQUIPMENT:
       ------------------------

     Property  and  equipment  are stated at cost and are summarized as follows:

                                          Estimated
                                          Useful Lives      December 31,
                                          Years         2005          2004
                                                      (Audited)   (Unaudited)
                                                      -----------------------
                                                           (In thousands)
                                                      -----------------------

Machinery and equipment                    3 - 10     $    2,362   $   2,270
Furniture, fixtures and office equipment   3 - 10          2,360       2,349
Leasehold improvements                     3 - 10             92          89
                                                           4,814       4,708
                                                      -----------  ----------
Less accumulated depreciation                              4,177       4,019
                                                      -----------  ----------
                                                      $      637   $     689
                                                      ===========  ==========


          Net property and equipment located in Canada approximated $578,000 and $585,000 in 2005 and 2004. Depreciation expense on property and equipment in 2005, 2004 and 2003 totaled $154,000, $139,000 and $261,000, respectively.


6.     ACCRUED  LIABILITIES:
       --------------------

                                                              December 31,

Accrued liabilities consist of the following:               2005         2004
                                                        (Audited)   (Unaudited)
                                                       ------------------------
                                                             (In thousands)
                                                       ------------------------
Accrued salaries, employee benefits and payroll taxes  $      260    $    333
Other accrued liabilities                                     665         813
                                                       -----------   ---------
                                                       $      925    $  1,146
                                                       ===========   =========

7.     CREDIT  FACILITIES:
       ------------------


Balances under credit facilities                            December 31,
consist of the following:                            =======================
                                                         2005         2004
                                                     (Audited)   (Unaudited)
                                                     -----------------------
                                                          (In thousands)
                                                     -----------------------
Royal Bank of Canada                                 $   2,039      $   ---
The CIT Group/Business Credit Inc. revolving credit        ---        1,769
Bank of Montreal overdraft lending                         ---          734
Bank of Montreal non-revolving demand                      ---          137
                                                     ---------      -------

                                                     $   2,039      $ 2,640
                                                     =========      =======



          On May 13, 2005, the Company and certain of its subsidiaries entered into a new secured credit facility with Royal Bank of Canada ("RBC") for maximum borrowings of up to Canadian $4.5 million (U.S. $3.9 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (5.0% at December 31, 2005), plus 1.25% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. This new facility replaced the Company's former revolving credit agreement in the United States and its overdraft lending and term loan agreement in Canada. As of December 31, 2005, the Company had excess borrowing capacity of approximately $0.5 million.

     As of the end of the third and fourth quarters of 2005, the Company failed to meet one of its financial covenants under the RBC agreement. Subsequent to year end, the Company received from RBC a tolerance of default and waiver of the covenant as of those dates. In addition, on January 23, 2006, the agreement was amended with regard to certain financial and reporting covenants and the interest rate increased to RBC prime rate plus 1.75%.

          The Company is presently in the final stages of negotiations with RBC to amend the credit agreement by further modifying certain financial covenants and by extending the term of the agreement through April 2007. In addition, while the maximum borrowing under the facility would remain the same, the Company has requested that RBC increase the borrowing availability to the Company by Canadian $1.0 million (U.S. $860,000) in exchange for additional security provided by two of the Company's directors. After conversations with RBC, management believes that these amendments will be approved in the near future.




8.     OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES:
       ----------------------------------------------

       a.     Capital  leases
              ---------------

          The Company currently leases office equipment under non-cancelable capital leases with minimum annual rental commitments of $7,000 in 2006 and $1,000 in 2007.

       b.     Operating  leases
              -----------------

          The Company leases certain administrative and manufacturing facilities and equipment under non-cancelable operating leases that expire at various dates through 2009. Rent expense related to operating leases for 2005, 2004 and 2003 was $283,000, $234,000 and 103,000 per year, respectively. Minimum annual rental commitments are $285,000 in 2006, $283,000 in 2007, $250,000 in 2008 and
$190,000  in  2009.


9.     COMMON  SHAREHOLDERS'  EQUITY:
       -----------------------------

       a.     Earnings  Per  Share  ("EPS")
              -----------------------------

     Basic EPS is determined by using the weighted average number of common shares outstanding during each period. Diluted EPS further assumes the issuance of common shares for all dilutive potential common shares outstanding. Options to purchase 2,431,524, 1,275,316 and 1,581,924 shares of common stock were outstanding at the end of 2005, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share because their effect would be antidilutive or immaterial.


       b.     Stock  options
              --------------

          In February 1997, the Company adopted the 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"). The 1997 Plan initially provided for grants up to 2,250,000 options to purchase the Company's common stock. Under the antidilution provisions of the 1997 Plan, as a result of the preferred stock redemption in January 2001, the shares available for grant were increased by 1,719,365 shares. In March 2001, the Board of Directors approved an additional increase of 3,600,000. In April 2004, in order to meet certain criteria for the Brookfield financing, the Board of Directors reduced the number of shares available for grant by 5,200,000. In August 2005, as a result of the increase in total authorized shares, the Board of Directors increased the number of shares available for grant by 4,000,000. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or nonqualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. However, the Saburah investment constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to May 1, 2004. All outstanding stock options are issued at not less than the fair value of the related common stock at the date of grant. At December 31, 2005, 2,431,524 common shares were reserved for issuance in connection with the exercise of stock options.

          Stock option transactions for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                         Weighted       Average
                                          Number        Exercise
                                         of Shares       Price

Balance, January 1, 2003                 3,341,292      $    0.69

Granted                                       -               -
Exercised                                   (2,000)          0.05
Canceled                                (1,757,368)          0.79
Balance, December 31, 2003 (Unaudited)   1,581,924           0.57
                                       -----------      ---------
Granted                                       -               -
Exercised                                   (3,000)          0.05
Canceled                                  (303,608)          0.35
Balance, December 31, 2004 (Unaudited)   1,275,316           0.63
                                       -----------      ---------
Granted                                  1,525,000           0.10
Exercised                                  (80,000)          0.05
Canceled                                  (288,792)          0.34
                                       -----------      ---------

Balance, December 31, 2005 (Audited)     2,431,524      $    0.35
                                       -----------      ---------



       Significant option groups outstanding at December 31, 2005 and related option price and life information were as follows:

                                  Weighted
                                  Average
                                  Remaining
Range of           Number         Contractual  Number
Exercise Price     Outstanding    Life         Exercisable
---------------   ------------    -----------  -----------

0.05 - 0.15       1,907,500         8.24        682,500
0.31 - 0.62         127,500         3.06        127,500
1.05 - 3.00         396,524         0.61        396,524
                  ----------       ------     ----------

                  2,431,524         6.73      1,206,524



          At December 31, 2005, options to purchase an aggregate of 1,206,524 common shares were vested and currently exercisable at a weighted average exercise price of $0.61 expiring through 2015. At December 31, 2005, options for 3,341,214 common shares were available for future grants.

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ("Accounting for Stock Issued to Employees and its related interpretations"). Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     c.     Warrants
            --------

          Sentry currently has outstanding warrants for 6,725,000 common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.15 to $0.20 and expire from April 29, 2007 through January 21, 2009.


10.     INCOME  TAXES:
        -------------

        The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                                         2005       2004        2003
                                                      ---------------------------------
                                                      (Audited)  (Unaudited) (Unaudited)
                                                                (In thousands)
                                                      ---------------------------------

Expected tax provision (benefit) at 34%                $ (537)     $  86        $ (357)
Add:
 Nondeductible expenses                                    13         16            16
 U.S. losses producing no tax benefit                     524          6             -
 Use of net operating loss carry forwards to
       offset tax on extraordinary item                     -          -          (151)

                                                       -------     ------       -------
                                                       $   49      $ 140        $ (492)

          As of December 31, 2005, the Company had net operating loss carryforwards of approximately $34 million, which expire through the year 2025. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.


          Significant components of deferred tax assets (liabilities) at December 31, 2005 and 2004 are comprised of:


                                          Deferred Tax Assets (Liabilities)
                                               2005              2004
                                          -------------     ---------------
                                           (Audited)          (Unaudited)
                                                   (In thousands)
                                          ---------------------------------
Assets:
 Accounts receivable                      $       52           $   112
 Inventories                                     514               639
 Accrued liabilities                             100                98
 Property and equipment                          425               353
 Net operating loss carryforwards             13,876            13,078
 Gross deferred tax assets                    14,967            14,280
 Less valuation allowance                     14,936            14,268
     Deferred tax assets                          31                12
                                          -----------          --------
Liabilities:
 Property and equipment                          (83)              (51)
   Other                                         (19)               --
   Gross deferred tax liabilities               (102)              (51)
                                          -----------          --------
   Less valuation allowance                       13                --
     Deferred tax liabilities                    (89)              (51)
                                          -----------          --------

 Net deferred tax liability               $      (58)          $   (39)
                                          -----------          --------

The increase in the valuation allowance for the years ended December 31, 2005, and 2004, was primarily attributable to the increase in net operating loss carryforwards. A valuation allowance has been recorded against the net deferred tax assets, because it is more likely than not that such asset will not be realized in the foreseeable future.

     The $49,000 and $142,000 income tax provisions for 2005, and 2004, respectively, is principally attributable to foreign taxes on Canadian operations. The $492,000 income tax benefit for 2003 represents the utilization of that period's loss from operations against the tax provision on the extraordinary gain from debt extinguishment.


11.     EXTRAORDINARY  ITEM  -  GAIN  ON  THE  EXTINGUISHMENT  OF  DEBT:
        ---------------------------------------------------------------

     During 2003, the Company entered into a settlement with certain of its vendors for past due obligations. Under the terms of the settlement, each participating vendor received a note for approximately 10% of their balance due and two shares of Sentry common stock for each dollar owed in full satisfaction of their outstanding balances, which approximated $1,092,000. The notes, approximating $112,000, are non-interest bearing and are payable in three equal installments on January 15, 2004, 2005, and 2006. The 2,193,263 shares issued in connection with this settlement were valued at approximately $105,000, based on the market value of the stock at the time of the settlement. As a result of this transaction, the Company realized an extraordinary gain of $877,000 in 2003, representing the difference between the amounts due before the settlement and the total amount payable, including the value of the common stock, as a result of the settlement. The Company made the first and second annual note payments. The third payment due January 2006 is currently on hold.

     On July 9, 2003, Sentry entered into a settlement agreement with its landlord regarding the termination of its long-term capital and operating leases for its facility in Hauppauge, New York. Under terms of the settlement, Sentry was released from its current and future liabilities under the leases in exchange for a $250,000, 8% note, payable in 36 equal monthly installments of $7,834, including interest, commencing November 1, 2003. In addition, Sentry issued the landlord 1,000,000 shares of common stock, for which the fair value of the stock ($33,000) was determined using the closing price as of July 9, 2003. Sentry was also obligated to pay rent of $16,000 per month until it vacated the premises on September 30, 2003. The Company recognized a gain of $353,000 in 2003, representing the difference between the carrying amounts of outstanding obligations to the landlord less the net book value of the property on the date of the settlement. As a result of the Brookfield financing, Sentry was obligated to prepay an amount of $50,000 against the note in May 2004, which resulted in a reduction in the remaining monthly payments to $5,932.

     As of October 1, 2003, Sentry moved its corporate offices and distribution center to a 20,000 square foot facility in Ronkonkoma, New York. The Company entered into a three-year lease with an option to renew for an additional three year period. The current annual rent is $148,600. Sentry presently expects to exercise the renewal option as of October 1, 2006, at which time the annual rent for the next three years will increase to $160,000, 165,000 and $170,000, respectively.

     The $492,000 income tax provision recognized in 2003 on the extraordinary gains was offset by an equivalent income tax benefit generated from that periods' loss from operations and the utilization of net operating loss carryforwards.


12.     RELATED  PARTY  TRANSACTIONS:
        ----------------------------

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

     In April 2006, Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $860,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they will receive fully vested, two year warrants to purchase between 2.9 million and 3.8 million shares of the Company's common stock, at an exercise price ranging between $0.075 and $0.10 per share, dependent upon certain stock market conditions. The fair value of these warrants will be recorded in accordance with SFAS No. 123R "Share-Based Payment" in the second quarter of 2006 and will be written off over the period of the guarantee.




13.     COMMITMENTS  AND  CONTINGENCIES:
        -------------------------------

     a.     401(k)  Plan
            ------------

          In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company may elect to contribute a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the Plan. No Company contributions were made in 2005, 2004 or 2003.

     b.     Employment  agreements
            ----------------------

          The Company and several key executives entered into employment agreements with remaining terms of one year for which the Company will have a minimum commitment of $423,000. Also, the president of the Company's 51% owned subsidiary, Custom Security Industries Inc., is entitled to receive 10% of its pretax profits.

     c.     Litigation
            ----------

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

     d.  Distribution  Agreements
         ------------------------

On March 31, 2004, the Company entered into a five-year distribution agreement with Dialoc under which the Company must purchase a minimum of $1.1 million of Dialoc's products each year.


14.     MAJOR  CUSTOMERS  AND  CREDIT  CONCENTRATIONS:
        ---------------------------------------------

          The Company grants credit to customers who are principally in the retail industry and libraries. During 2005, revenues from Goody's represented approximately 10% of total revenues. During 2004 and 2003, revenues from Lowe's Home Center represented approximately 30% and 44% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2005, 2004 and 2003.

          In January 2005, Lowe's Home Centers notified the Company that they would not be renewing their annual maintenance contract, which represented $850,000 of revenues in 2004. The annual maintenance contract had an impact on the selection of vendors for replacement and add-on CCTV business in existing Lowe's locations. The Company anticipates that this decision will result in a substantial decrease in future revenues from Lowe's on a comparative basis.

          Canadian revenues approximated $2,756,000, $2,322,000 and $247,000 in 2005, 2004 and 2003, respectively.


15.     REVENUE  BY  PRODUCT  LINE:
        --------------------------


Revenues by product line are
as follows:                                  2005        2004         2003
                                          ----------   ---------   ----------
                                           (Audited)  (Unaudited)  (Unaudited)
                                                     (In thousands)
                                          ------------------------------------
EAS                                       $   6,490   $ 5,358      $ 1,914
CCTV                                          1,670     3,272        3,699
Sentry Vision                                 2,971     3,852        3,133
Service, installation and other revenues      2,439     4,381        4,497
                                          ---------   --------     --------

Total revenues                            $  13,570   $16,863      $13,243



ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
             FINANCIAL  DISCLOSURE
             ---------------------

None.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

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

ITEM 8B.  OTHER INFORMATION
---------------------------

     In August 2005, we dismissed our auditors, Holtz Rubenstein Reminick LLP ("Holtz"). Subsequent to the completion of the 2004 audit, Holtz submitted an invoice for excess charges related to our 2004 audit. We rejected the invoice for excess charges since we believed we were operating under a fixed fee contract with Holtz. As a result of what Holtz deems to be a fee dispute, Holtz has refused to consent to the use of their audit opinion for the consolidated balance sheet for the year ended December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. We have attempted to settle this dispute but our offers have been rejected. We are investigating the available remedies.

     We have included the statements referred to above in the consolidated financial statements contained in this document. While these statements are the same as the prior year audited financial statements on which Holtz issued an unqualified opinion as of March 25, 2005, we have labeled them as "Unaudited" for purposes of this report.





                                   PART III
                                   --------


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------     ---------------------------------------------------------

DIRECTORS

The following sets forth information regarding the persons serving as Directors of Sentry:

PETER L. MURDOCH, age 52, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director and President of ID Security Systems Canada, Inc. since its inception in 1987 until its acquisition by Sentry. From 1997 through 2004, he served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the next Annual Meeting.


ROBERT D. FURST, JR., age 53, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also a founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst is a continuing director on the Board of Directors after the completion of the Dialoc ID Investment. Mr. Furst's term as a Director expires at the next Annual Meeting.

JONATHAN G. GRANOFF, age 55, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the next Annual Meeting.


EXECUTIVE OFFICERS

The following sets forth information regarding the persons serving as executive officers of the Company:


NAME                  AGE      OFFICE
----                  ---      ------
Peter  L.  Murdoch    52       President and Chief Executive Officer

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

NAME                   AGE      OFFICE
----                   ---      ------
Peter  J.  Mundy       49       Vice President-Finance and
                                Chief Financial Officer

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


Based solely on a review of the copies of reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with, except the following. Robert D. Furst, Jr., a member of the Board, filed a late report on Form 4 on January 28, 2005 with the SEC, for the sale of 400,000 shares of the Company's common stock at prices ranging from $0.225 per share to $0.26 per share, which sales occurred on January 25, 2005.


AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a separate audit committee and therefore the Board of Directors in its entirety functions as the audit committee. We have at least one audit committee financial expert serving on our Board of Directors, Mr. Robert Furst.

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


ITEM  10.  EXECUTIVE  COMPENSATION.
----------------------------------

SUMMARY  COMPENSATION  TABLE

The following table summarizes the compensation for our fiscal years ended December 31, 2005 of our Chief Executive Officer and Chief Financial Officer:


                                                            LONG-TERM              ALL OTHER
                               ANNUAL COMPENSATION        COMPENSATION           COMPENSATION
                               --------------------       -------------       -------------------
NAME AND                                               SECURITIES UNDERLYING
PRINCIPAL POSITION       YEAR  SALARY        BONUS          OPTIONS (#)
-----------------------  ----  --------------------    ---------------------  -------------------
Peter L. Murdoch         2005  $178,275         -              -                     -
President and CEO        2004   237,500 (1)     -              -                     -
                         2003    50,000         -              -                     -

Peter J. Mundy           2005   136,013         -              -                     -
Vice President - CFO,    2004   131,160         -              -                     -
Secretary and Treasurer  2003   131,160         -              -                     -


(1) Includes amounts paid by ID Systems in 2004 and $62,500 of Sentry salary deferred from 2002.

As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.


OPTIONS GRANTED IN LAST FISCAL YEAR

No options were granted to executive officers in 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2005 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2004, both exercisable (E) and unexercisable (U), and the value of such options as of that date.


                                                  NUMBER OF UNEXERCISED    VALUE OF UNEXERCISED IN
                                                  OPTIONS AT YEAR-END        THE MONEY OPTIONS AT
                                                         (#)                     YEAR END ($)
                        SHARES
                     ACQUIRED ON      VALUE          EXERCISABLE/                EXERCISABLE/
NAME                 EXERCISE (#)  REALIZED ($)      UNEXERCISABLE               UNEXERCISABLE
----------------     ------------  ------------   ----------------------   -----------------------
Peter L. Murdoch      -             -                  E          -             E            -
                                                       U          -             U            -

Peter J. Mundy        -             -                  E      444,632           E         $3,900
                                                       U          -             U            -


COMPENSATION  OF  DIRECTORS

Directors who are also our full-time employees receive no additional compensation for their services as Directors. Each Director and Brookfield Technology Fund, in its capacity as an Observer, received an annual retainer of $5,000 for 2005.

In addition, each non-employee Director is eligible to participate in our 1997 Stock Incentive Plan. In March 2005, Mr. Furst, Mr. Granoff and the Brookfield Technology Fund each received options to purchase 50,000 shares of our common stock at an exercise price of $0.15 per share, which was the market price on the date of grant. The options were exercisable immediately and expire after 10 years. No options were awarded to Directors during 2004 and 2003.


EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS; CHANGE OF CONTROL ARRANGEMENTS

The Board set Peter L. Murdoch's compensation, in the capacity of President, at an annual salary of approximately $178,000, in 2005, $175,000 in 2004 and $50,000 in 2003.

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

Currently, Mr. Mundy is compensated pursuant to a written employment agreement providing for his base salary. This agreement provides for annual salary increases intended to maintain his base salary against increases in the cost of living as measured by the United States Department of Labor. Mr. Mundy waived these increases for the years 2003 and 2004. The employment agreement for Mr. Mundy renews automatically on May 1 for one-year terms. His annual salary for 2006 is presently $140,664.

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

                               [GRAPHIC OMITED]

                                                  PERFORMANCE CHART
                                                  -----------------


                                    12/31/01     12/31/02     12/31/03     12/31/04     12/31/05
                                   -------------------------------------------------------------
Sentry Technology Corporation      $   100      $    13      $   90       $   123      $   61
S&P 600 Small Cap Index            $   100      $    85      $  116       $   142      $  151
S&P Elec. Equip. Index             $   100      $    48      $   81       $    75      $   75


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------

The following table sets forth the beneficial ownership of our common stock at April 12, 2006, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and (iv) all Directors and executive officers as a group. On April 12, 2006, 120,728,804 shares of common stock were outstanding .




NAME AND ADDRESS OF BENEFICIAL OWNERS
--------------------------------------------------
                                                                    SHARES OF       PERCENT
DIRECTORS AND EXECUTIVE OFFICERS                                    COMMON STOCK    OF CLASS (1)
--------------------------------------------------                  ------------    ------------

Peter L. Murdoch (5)                                                59,715,096 (2)       49.5%
c/o  Saburah Investments Inc.
37 Voyager Court North
Toronto, Ontario M9W 4Y2

Robert D. Furst, Jr.                                                16,368,714 (3)       13.5%
c/o Alternative Strategies Advisors LLC
601 Carlson Parkway, Suite 610
Minnetonka, MN 55305

Peter J. Mundy                                                         449,069 (4)          *
Jonathan G. Granoff                                                    140,000 (5)          *
All Sentry Directors and executive officers as a group (4 persons)  76,664,776 (6)       63.1%

___________________
*     Less than one percent

1) Based on 120,728,804 shares of common stock outstanding as of April 12, 2006. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock that could be purchased by the indicated person within 60 days upon the exercise of stock options.

2) Includes 57,553,596 shares of common stock held by Saburah Investments Inc. of which Mr. Murdoch is the 100% owner.

3) Includes 404,000 shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days of the date hereof. Mr. Furst also holds a warrant to purchase 2,500,000 common shares from Saburah investments Inc., which are excluded from the shares owned. Shares subject to this warrant will be issued from shares currently owned by Saburah.

4) Includes 245,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

5) Includes 80,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.

6) Includes 729,000 shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.

------

ITEM  12.CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-----------------------------------------------------------

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


In April 2006, Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, agreed to provide personal guarantees to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $860,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. For these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000 to be paid in 12 equal monthly installments, and fully vested, two year warrants for between 2.9 million and 3.8 million common shares, dependent upon certain stock market conditions. The fair value of these warrants will be recorded in accordance with SFAS No. 123R "Share-Based Payment" in the second quarter of 2006 and will be written off over the period of the guarantee.




ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------


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

2.2 Plan of Merger, merging Sentry Technology Corporation, a Delaware corporation into Knogo North America, Inc., a Delaware corporation, to be effective as of January 1, 2005.

2.3 Certificate of Merger, merging Sentry Technology Corporation, a Delaware corporation into Knogo North America, Inc., a Delaware corporation, effective date January 1, 2005, as filed with the Delaware Secretary of State on April 26, 2005.

2.4 Stock Purchase Agreement, dated April 29, 2004, by and between Sentry Technology Corporation and Saburah Investments, Inc. Incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K dated July 14, 2004.

3.1 Amended and Restated Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on April 26, 2005.

3.2 Certificate of Amendment of Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on May 27, 2005.

3.3     Amended  and  Restated Bylaws of the Company.

4.1 Convertible Debenture, dated April 30, 2004, issued by Sentry Technology Corporation to Brascan Technology Fund, Inc. Incorporated by reference to
Exhibit  2.1  to  Company's  Current  Report  on  Form  8-K dated July 14, 2004.

4.2 Warrant Certificate, dated April 30, 2004, issued by Sentry Technology Corporation to Brascan Technology Fund, Inc. Incorporated by reference to
Exhibit  2.1  to  Company's  Current  Report  on  Form  8-K dated July 14, 2004.

4.3 Stakeholders Rights Agreement, dated April 30, 2004, by and among Sentry Technology Corporation, Peter Murdoch, Robert Furst, Saburah Investments Inc., and Brascan Technology Fund Inc. Incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K dated July 14, 2004.

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

10.4 Contribution and Divestiture Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to
Exhibit  10.8  to  the  Company's  annual  report  on Form 10-K for fiscal 1997.

10.5 License Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for fiscal 1997.

10.6 Stipulation of Settlement and Lease Termination dated July 29, 2003 between Knogo North America Inc. and NOG (NY) QRS 12-23, Inc. Incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q dated November 4, 2003.

10.7     Distribution  Agreement,  dated  January  8,  2001,  between Sentry and
Dialoc ID, incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 10, 2000.

10.8 Lease Agreement dated September 16, 2003 between Sentry Technology Corporation and G & J Lakeland Realty Corp. Incorporated by reference to
Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB dated November 4, 2003.

10.9 Forbearance Agreement between The CIT Group/Business Credit, Inc. and Knogo North America Inc., dated December 8, 2003. Incorporated by reference to
Exhibit  10.36  to  the  Company's annual report on Form 10-KSB for fiscal 2003.

10.10 Amendment to Forbearance Agreement and Financing Agreement between The CIT Group/Business Credit, Inc. and Knogo North America Inc., dated December 30, 2004. Incorporated by reference to Exhibit 10.37 to the Company's annual report on Form 10-KSB for fiscal 2004.

10.11 Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated April 19, 2005. Incorporated by reference to
Exhibit  10.1  to  the Company's Current Report on Form 8-K, dated May 18, 2005.

10.12 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated May 12, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated May 18, 2005.

10.13 Postponement and Subordination Agreement between Brascan Technology Fund, Royal Bank of Canada and Sentry Technology Canada Inc. dated May 12, 2005. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated May 18, 2005.

10.14 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated January 23, 2006.

14       Code  of  Ethics.

21       Subsidiaries  of the Company.

23.1     Consent  of  SF  Partnership,  LLP.

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

(b)     Reports  on  Form  8-K.

There were no Forms 8-K filed by the registrant during the fourth quarter of 2005.

------

ITEM  14.PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES
----------------------------------------------------

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of SF Partnership, LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by SF Partnership, LLP in 2005.

AUDIT  FEES

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB in 2005 were $65,000 by SF Partnership, LLP. In 2005, 2004 and 2003 the amounts paid to Holtz Rubenstein Reminick LLP, our predecessor auditors, were $15,000, $104,000 and $58,000, respectively, net of expenses.

AUDIT-RELATED  FEES

There were $2,000 of other fees billed by SF Partnership, LLP in 2005 and $33,000 and $9,000 of other fees billed by Holtz Rubenstein Reminick during 2004 and 2003, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

There were no other fees billed by our independent auditors during the last two fiscal years for tax compliance.

ALL  OTHER  FEES

There were no other fees billed by our independent auditors during the last two fiscal years for products and services provided.

Holtz Rubenstein Reminick LLP had served as the Company's independent public accountants since December 30, 2002. Holtz Rubenstein Reminick LLP 's report on the Company's consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2004, and the interim period ended August 1, 2005, there were no disagreements between the Company and Holtz Rubenstein Reminick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Holtz Rubenstein Reminick LLP 's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

During the year ended December 31, 2004, and the interim period ended August 1, 2005, the Company did not consult SF Partnership LLP with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-B, or any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

SIGNATURES:
-----------

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTRY  TECHNOLOGY  CORPORATION


By:     /s/  Peter  J.  Mundy
        ---------------------
        Peter  J.  Mundy
        Vice  President-Finance,
        Chief  Financial  Officer,
        Secretary  and  Treasurer


Dated:  April  13,  2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons in the capacities and on the date indicated.

Signature     Title
---------     -----

/s/  Peter  L.  Murdoch          Chief  Executive  Officer  and  Director
-----------------------
Peter  L.  Murdoch


/s/  Peter  J.  Mundy            Vice  President-Finance,
---------------------            Chief Financial and Accounting Officer
Peter  J.  Mundy                 Secretary  and  Treasurer


/s/  Robert  D.  Furst,  Jr.     Director
----------------------------
Robert  D.  Furst,  Jr.


/s/  Jonathan  G.  Granoff       Director
--------------------------
Jonathan  G.  Granoff




Dated:  April  13,  2006

EXHIBIT  INDEX


2.2 Plan of Merger, merging Sentry Technology Corporation, a Delaware corporation into Knogo North America, Inc., a Delaware corporation, to be effective as of January 1, 2005.

2.3 Certificate of Merger, merging Sentry Technology Corporation, a Delaware corporation into Knogo North America, Inc., a Delaware corporation, effective date January 1, 2005, as filed with the Delaware Secretary of State on April 26, 2005.

3.1 Amended and Restated Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on April 26, 2005.

3.2 Certificate of Amendment of Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on May 27, 2005.

3.3     Amended and Restated Bylaws of the Company.

10.14 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated January 23, 2006.

14      Code  of  Ethics.

21      Subsidiaries  of  the  Company

23.1    Consent  of  SF  Partnership,  LLP.

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