Form 10QSB
period 2006-03-31
SENTRY TECHNOLOGY CORP
filed 2006-05-15
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2006

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


        1881  Lakeland  Avenue,  Ronkonkoma,  NY                    11779
      -----------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

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

Yes     X          No
        -


As  of  May 12, 2006, there were 120,728,804 shares of Common Stock outstanding.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                        Page No.
                                                        --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

     Consolidated Balance Sheets --
     March 31, 2006 and December 31, 2005                   3

     Consolidated Statements of Operations --
     Three Months Ended March 31, 2006 and 2005             4

     Consolidated Statements of Cash Flows --
     Three Months Ended March 31, 2006 and 2005             5

     Notes to Consolidated Financial
     Statements - March 31, 2006                          6 - 11


Item 2.     Management's Discussion and Analysis of
     Financial Condition and Results of Operations       11 - 13


Item 3.     Controls and Procedures                         14



PART II.   OTHER INFORMATION
----------------------------

Item 6.     Exhibits                                     14 - 15


Signatures                                                  15

------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)



SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                                                  March 31,          December 31,
                                                                                    2006                 2005
                                                                                 ----------         -------------
                                                                                 (Unaudited)          (Audited)
ASSETS
--------------
CURRENT ASSETS
   Cash and cash equivalents                                                     $     638           $    842
   Accounts receivable, less allowance for doubtful
     accounts of $84 and $141, respectively                                          2,152              2,762
   Inventories                                                                       2,909              2,709
   Prepaid expenses and other assets                                                   452                318
                                                                                 ----------          ---------
            Total current assets                                                     6,151              6,631


PROPERTY, PLANT AND EQUIPMENT, net                                                     610                637
GOODWILL                                                                             1,564              1,564
OTHER ASSETS                                                                           529                563
                                                                                 ----------          ---------
                                                                                    $8,854             $9,395
                                                                                 ==========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
CURRENT LIABILITIES
   Revolving line of credit and term loan                                        $   1,507           $  2,039
   Accounts payable                                                                    537                489
   Accrued liabilities                                                               1,577                925
   Obligations under capital leases - current portion                                    6                  6
   Deferred income                                                                     129                135
                                                                                 ----------          ---------
            Total current liabilities                                                3,756              3,594


OBLIGATIONS UNDER CAPITAL LEASES -
   non-current portion                                                                 ---                  1
DEFFERED TAX LIABILITY                                                                  58                 58
CONVERTIBLE DEBENTURES                                                               1,914              1,904
MINORITY INTEREST                                                                    1,148              1,140
                                                                                 ----------          ---------
            Total liabilities                                                        6,876              6,697


SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value; authorized 160,000 shares
     issued and outstanding 120,729 and 120,629 shares                                 121                121
   Additional paid-in capital                                                       48,795             48,783
   Accumulated deficit                                                             (47,138)           (46,408)
   Other accumulated comprehensive income                                              200                202
                                                                                 ----------          ---------
            Total shareholders' equity                                               1,978              2,698
                                                                                 ----------          ---------
                                                                                    $8,854             $9,395
                                                                                 ==========          =========


See notes to the consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              --------------------
                                                                                       2006                        2005
                                                                                       --------------------------------
                                                                                                   (Unaudited)

REVENUES
   Sales                                                                            $  2,285                    $1,913
   Service, installation and other                                                       423                       580
                                                                                    --------                    -------
                                                                                       2,708                     2,493
COSTS AND EXPENSES:
   Cost of sales                                                                       1,256                       980
   Customer service expenses                                                             523                       749
   Selling, general and administrative expenses                                        1,353                     1,221
   Research and development                                                              200                       233
                                                                                    --------                    -------
                                                                                       3,332                     3,183
                                                                                    --------                    -------
OPERATING LOSS                                                                          (624)                     (690)
INTEREST AND FINANCING EXPENSES                                                           82                        91
                                                                                    --------                    -------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                                          (706)                     (781)
INCOME TAX (BENEFIT)                                                                      10                       (17)
                                                                                    --------                    -------
LOSS BEFORE INCOME TAXES                                                                (716)                     (764)
MINORITY INTEREST                                                                         14                        (4)
                                                                                    --------                    -------
NET LOSS                                                                            $   (730)                   $ (760)
                                                                                    ========                    =======

NET LOSS PER SHARE
          Basic and diluted                                                         $  (0.01)                   $(0.01)
                                                                                    ========                    =======

WEIGHTED AVERAGE SHARES
          Basic and diluted                                                          120,648                   120,551
                                                                                    ========                   ========


See notes to the consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                              -------------------------------------------
                                                                                     2006                     2005
                                                                                     ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (730)                    $(760)
   Adjustment to reconcile net loss
     to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      69                        80
   Provision for bad debts                                                             3                         3
   Deferred income taxes                                                              --                       (67)
   Non cash consideration                                                             19                        16
   Minority interest in net loss of consolidated subsidiary                            8                       (14)
 Changes in operating assets and liabilities:
   Accounts receivable                                                               607                     1,479
   Inventories                                                                      (200)                     (422)
   Prepaid expenses and other assets                                                (134)                       35
   Accounts payable and accrued liabilities                                          700                       (78)
   Deferred income                                                                    (6)                      (84)
                                                                                  -------                   -------


        Net cash provided by operating activities                                    336                       188
                                                                                  -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (11)                       (9)
   Intangibles                                                                        --                        (1)
                                                                                  -------                   -------

         Net cash used in investing activities                                       (11)                      (10)
                                                                                  -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under the revolving line of credit                                  (532)                     (688)
   Repayment of term loan                                                            ---                       (77)
   Repayment of notes payable                                                        ---                      (153)
   Repayment of obligations under capital leases                                      (1)                       (1)
   Proceeds from exercise of stock options                                             6                         1
                                                                                  -------                   -------

         Net cash used in financing activities                                      (527)                     (918)
                                                                                  -------                   -------

EFFECTS OF EXCHANGE RATES ON CASH                                                     (2)                      (14)
                                                                                  -------                   -------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (204)                     (754)

CASH AND CASH EQUIVALENTS, at beginning of period                                    842                     1,965
                                                                                  -------                   -------
CASH AND CASH EQUIVALENTS, at end of period                                       $  638                    $1,211
                                                                                  =======                   =======


See notes to the consolidated financial statements.



SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006


NOTE 1 -- Basis of Presentation
-------------------------------
The consolidated financial statements include the accounts of Sentry Technology Corporation ("the Company") and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and their basis of application is consistent with that of the previous year. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2 -- Recent Accounting Pronouncements
------------------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective January 1, 2006 for the Company and was adopted using a modified prospective method during the quarter ended March 31, 2006. Note 8 provides disclosure on the effect of the adoption of SFAS No. 123R on net income and earnings per share.

In March 2006, the FASB issued Statement 156, "Accounting for Servicing of Financial Assets," which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March  31,  2006


embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.



NOTE 3 -- Inventories
---------------------
Inventories consist of the following:

                                      March 31, 2006          December 31, 2005
                                      --------------          -----------------
                                                  (in thousands)
Raw materials                         $     1,016               $     1,101
Work-in-process                               212                       279
Finished goods                              1,681                     1,329
                                            -----                     -----
                                      $     2,909               $     2,709
                                      ===========               ===========


Reserves for excess and obsolete inventory totaled $1,085,000 and $1,261,000 as of March 31, 2006 and December 31, 2005, respectively and have been included as a component of the above amounts.


NOTE 4 -- Credit Facilities & Subsequent Event
----------------------------------------------
In May 2005, the Company and certain of its subsidiaries entered into a secured credit facility with Royal Bank of Canada ("RBC") for maximum borrowings of up to Canadian $4.5 million (U.S. $3.9 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (5.5% at March 31, 2006), plus 1.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of March 31, 2006, the Company had borrowings of $1.5 million under this facility and had excess borrowing capacity of approximately $0.09 million.

In May 2006, the Company amended the credit agreement with RBC by extending the term of the agreement through May 2007 and modifying certain financial covenants. In addition, the maximum borrowings under the facility were reduced to U.S. $3 million. However, RBC increased the borrowing base formula Company by Canadian $1.0 million (U.S. $856,000) in exchange for additional security provided by two of the Company's directors.


NOTE 5 - Comprehensive Income (Loss)
------------------------------------
Comprehensive  income (loss) is as follows:

                                                          Three Months Ended
                                                              March 31,
                                                         2006             2005
                                                         ----             ----
                                                             (in thousands)
Net income (loss):                                     $  (730)        $  (760)
Other comprehensive income (loss):
Foreign currency translation adjustments                    (2)            (14)
                                                       --------        --------
Comprehensive income (loss)                            $  (732)        $  (774)
                                                       ========        ========



SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006


NOTE 6 -- Related Party Transactions
------------------------------------
In  May  2006,  Mr.  Murdoch,  Sentry's CEO and Director and Mr. Furst, a Sentry
Director, provided personal guarantees to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $856,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they will receive fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants will be recorded in accordance with SFAS No. 123R "Share-Based Payment" in the second quarter of 2006 and will be written off over the period of the guarantee.


NOTE 7 -- Earnings Per Share
----------------------------
The earnings per share calculations (basic and diluted) at March 31, 2006 and 2005 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 2,372,000 and 1,299,512 shares of common stock with a weighted average exercise price of $0.25 and $0.58 were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be antidilutive.


NOTE 8 -- Stock Based Compensation
----------------------------------
The Company's 1997 Plan, which is shareholder approved, permits the grant of share options and shares to its employees for up to 6,369,365 shares of common stock as stock compensation and 3,300,738 shares were available for grant as of March 31, 2006. All stock options under the 1997 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably usually over a three or five-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors usually vest immediately.


Accounting  for  Employee  Awards:
----------------------------------
Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS
No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March  31,  2006


While SFAS No. 123R encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123R had been applied. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting SFAS 123R, the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS 123R are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123R.

As  a  result  of the adoption of SFAS 123R, the Company's results for the three month  period  ended  March  31,  2006  include share-based compensation expense totaling approximately $6,000. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. No stock option compensation expense was recorded under APB No. 25 in the Statements of Operations for the three months ended March 31, 2005.

Employee stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting  for  Non-employee  Awards:
--------------------------------------
The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with SFAS 123 and EITF No. 96-18. The adoption of SFAS 123R and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18"). There was no stock compensation expense related to non-employee options for the three month periods ended March 31, 2006 and 2005.

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $0.07 and $0.08, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SAB 107 when reviewing and updating assumptions.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March  31,  2006


The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The  assumptions  made in calculating the fair values of options are as follows:

                                Three  Months  Ended
                                      March 31,
                                    2006      2005
                                    ----      ----
Risk-free interest rate            4.375%     4.0%
Expected dividend yield                0%      0%
Expected lives                    3 years    1 year
Expected volatility                  104%      94%


The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS No. 123R had been applied to all outstanding and unvested awards in the prior year comparable period:

                                                       Three Months Ended
                                                          March 31, 2005
                                                          --------------

Net loss, as reported                                         $  (760)
Add: Stock based compensation expense
     included in reported net loss                                ---
Deduct: Employee stock option compensation
     expense determined under fair value based
     method for all employee awards (no tax effect)                (6)
                                                             ---------
Pro forma net loss                                              $(766)
                                                             =========
Net loss per common share:
  As reported-basic and diluted                               $ (0.01)
                                                             =========
  Pro forma-basic and diluted                                 $ (0.01)
                                                             =========


The following table represents the Company's stock options granted, exercised and forfeited during the three months ended March 31, 2006:


                                                          Weighted
                                  Number of    Weighted    Average    Aggregate
                                   Shares      Average    Remaining   Intrinsic
                                  Subject to   Exercise  Contractual    Value
                                  Issuance     Price        Term        ($000)
                                  -----------  --------  -----------  ---------
Outstanding at December 31, 2005   2,431,524       0.35
Granted                              300,000       0.10
Cancelled                           (259,524)      1.05
Exercised                           (100,000)      1.07
                                  -----------  --------
Outstanding at March 31, 2006      2,372,000       0.25   7.72 years       0
                                  ===========  ========  ===========  =========

Exercisable at March 31, 2006        847,000       0.54   2.98 years       0
                                  ===========  ========  ===========  =========


SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March  31,  2006


The aggregate intrinsic value of options has been shown as $0 because the weighted average exercise price of the price of the outstanding and exercisable option shares exceeded the quarter end market price of the Company's common stock.

A total of 100,000 stock options were exercised the first quarter of 2006 and no options were exercised in the first quarter of 2005. The intrinsic value of the options exercised was $6,000 for the period ended March 31, 2006.

As of March 31, 2006, there was $119,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.9 years.


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

Results  of  Operations:
------------------------

Consolidated revenues were 9% higher in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. This was despite a decrease in revenues from Lowe's of approximately $0.5 million on a comparable basis. Non-Lowe's revenues increased 39% in the first quarter of 2006. Our backlog of orders, which we expect to deliver within the next twelve months, was $2.1 million at March 31, 2006 as compared to $1.2 million at December 31, 2005.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS



Total  revenues  for  the  periods  presented  are  broken  out  as  follows:

                                       Q-1           Q-1         % Change
                                       2006          2005        Incr (Decr)
                                       ----          ----        -----------
                                          (in thousands)

EAS                                 $ 1,511       $ 1,050           44%
CCTV                                    207           313          (34%)
SentryVision                            567           550            3%
                                    -------        ------         -----
Total sales                           2,285         1,913           19%
Service, installation and other         423           580          (27%)
                                    -------        ------         ------
Total revenues                      $ 2,708       $ 2,493            9%
                                    =======       =======         ======

The increase in EAS sales is primarily attributable to an increase in North American library sales of our QuickCheck patron self check book-borrowing systems and increased sales to Mexico and Latin America. CCTV revenues decreased principally as a result of lower sales to Lowe's. There was an increase in domestic sales of our SentryVision Smart Track system, which was offset somewhat by lower sales to our international dealers and distributors. Our international sales are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar had no significant impact on revenues. Service and maintenance revenues were substantially lower as a result of cancellation of the Lowe's maintenance contract. Installation revenues were slightly higher in the first quarter of 2006 as compared to the first quarter of 2005. Even though EAS sales increased substantially, the installation revenues associated with EAS systems are lower than for CCTV and SentryVision sales.

Cost of sales were 55% of total sales in the three month period ended March 31, 2006 compared to 51% in the three month period ended March 31, 2005. The increase in percentage is principally a result of the increase in dealer sales in Mexico and Latin America that carry lower margins than sales made to end users. We continue to see strong domestic margins in 2006 on the SmartTrack product lines as a result of our outsourcing of manufacturing.

The decrease in customer service expenses in the first quarter of 2006 as compared to the first quarter of 2005 is primarily a result of a decrease in the number of customer service employees and lower outside service contractors costs. Due to the loss of the Lowe's maintenance agreement in the first quarter of 2005, we terminated twelve customer service employees as of the end of March 2005.

Selling, general and administrative expenses were 11% higher in the three month period ended March 31, 2006 when compared to the same period of the previous year. The increases in expenses are principally a result of higher sales and marketing expenses and higher product warranty costs. We have increased funding of sales and marketing programs, which we expect will continue to increase our business with new and existing customers. In the first quarter of 2006, we hired on additional sales person and a new VP of Sales and Marketing, with prior experience with our industry's largest competitor. The first quarter of 2006 also includes $35,000 resulting from the settlement of audit fees with our predecessor auditors.

The reduction in research and development in the first quarter of 2006 when compared to the first quarter of 2004 is principally a result of a reduction in the number of engineers offset partially by the increased use of engineering consulting firms.


SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


Total interest and financing costs were lower in the first quarter of 2006 compared to 2005 as a result of lower average bank debt and lower interest rates under the Royal Bank of Canada credit agreement.

The income tax expense in all the periods presented principally results from taxable income of one of our Sentry Canada subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had a net loss of $730,000 in the quarter ended March 31, 2006 as compared to a net loss of $760,000 in the quarter ended March 31, 2005.

Liquidity  and  Capital  Resources  as  of  March  31,  2006

At March 31, 2006, we had cash of $0.6 million, working capital of $2.4 million, total assets of $8.9 million and shareholders' equity of $2.0 million. While we had a loss of $0.7 million in the first three months of 2006, we generated net cash from operating activities of $336,000. This was a result of lower amounts of accounts receivable principally due to improved collection efforts as well as an increase in accounts payable and accrued liabilities.

We utilized $0.5 million in financing activities through a reduction in borrowings under our credit facility. Availability under the credit facilities is principally based on the level of our receivables and inventory, which declined in the first three months of 2006. Net reductions in our credit facilities were funded through the use of existing cash.

The Company and certain of its subsidiaries entered into a secured credit facility, as amended, with Royal Bank of Canada ("RBC") for maximum borrowings of up to Canadian $4.5 million (U.S. $3.9 million), which are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of RBC prime rate (5.5% at March 31, 2006), plus 1.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of March 31, 2006, we had borrowings of approximately $1.5 million with RBC and had excess borrowing capacity of $0.09 million.

We will require liquidity and working capital to finance increases in receivables and inventory associated with sales growth, payments to past due vendors and, to a lesser extent, for capital expenditures. We had no material capital expenditure or purchase commitments, other than the Dialoc distribution agreement, as of March 31, 2006. Sentry's revenues declined and we incurred an operating loss in 2005. This trend continued through the first quarter of 2006 and substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing. The Company has instituted certain plans to increase its revenue base as well as preserve its cash, including cost cutting measures and inventory reduction initiatives.

In May 2006, we amended our credit agreement by further modifying certain financial covenants and by extending the term of the agreement through May 2007. In addition, the maximum borrowings under the facility were reduced to U.S. $3 million. Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, have agreed to provide personal guarantees to RBC in the amount of Canadian $1 million (U.S. $856,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they will receive fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price $0.10 per share. The fair value of these warrants will be recorded in accordance with SFAS No. 123R "Share-Based Payment" in the second quarter of 2006 and will be written off over the period of the guarantee. After conversations with RBC, management believes that these amendments will be approved in the near future. Based upon the achievement of its plans, as well as the additional borrowing availability as a result of the Directors guaranties, the Company believes that it will have sufficient cash to meet its anticipated operating costs, capital expenditures and debt service requirements for at least the next twelve months.


Related  Party  Transactions
----------------------------
Details of related party transactions are included in Note 6 of this Form
10-QSB.


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

                              SENTRY TECHNOLOGY CORPORATION
                              -----------------------------


Date:    May 12, 2006         By:   /s/PETER J. MUNDY
         ------------               -----------------
                                    Peter J. Mundy, Vice President -
                                    Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATION:
                                                                    EXHIBIT 31.1



 CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     A. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     C. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     D. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

     A. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     B. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


     DATED:     May 12, 2006


     BY:       /S/ PETER L. MURDOCH
               ----------------------------
     NAME:     Peter L. Murdoch
     TITLE:    President and Chief Executive Officer

SECTION 302 CERTIFICATION:
                                                                  EXHIBIT 31.2


 CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 202

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the Registrant and we have:

     A. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     C. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     D. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     A. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     B. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


     Dated:     May 12, 2006

     By:        /s/ Peter J. Mundy
                ----------------------
     Name:      Peter J. Mundy
     Title:     Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION:


EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                          May 12, 2006


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

SECTION 906 CERTIFICATION:


EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to Section 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                          May 12, 2006


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