Form 10KSB/A
period 2005-12-31
SENTRY TECHNOLOGY CORP
filed 2006-05-30
CIK 1030708

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

Consolidated revenues were 20% lower in the year ended December 31, 2005 than in the year ended December 31, 2004. Sentry Canada's revenues for the twelve months ended December 31, 2005 represented $5.6 million of total revenues compared with $4.1 million of total revenues for the eight month period included in the year ended December 31, 2004. Our backlog of orders was approximately $1.2 million at December 31, 2005, as compared to approximately $2.2 million at December 31, 2004. We have experienced a trend, particularly with our major customers, of receiving fewer long-term blanket orders than in the past. We anticipate that substantially all of the backlog present as of December 31, 2005 will be delivered within 12 months. Total revenues for the periods presented are broken out as follows:


                                                                    %
                                     2005            2004         Change
                                     ----            ----         ------
                                       (in  thousands)
EAS                               $  6,490       $  5,358           21
CCTV                                 1,670          3,272          (49)
SentryVision                         2,971          3,852          (23)
                                     -----          -----          ----
Total  sales                        11,131         12,482          (11)
Service, installation and other      2,439          4,381          (44)
                                     -----          -----          ----
Total  revenues                   $ 13,570       $ 16,863          (20)
                                  ========       ========          ====


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

Consolidated revenues were 27% higher in the year ended December 31, 2004 than in the year ended December 31, 2003 Sentry Canada's revenues for the eight months period ended December 31, 2004 represented $4.1 million of total revenues. The backlog of orders, which we expect to deliver within twelve months, decreased to $2.2 million at December 31, 2004 as compared to $3.2 million at December 31, 2003. We believe this is due in part to a trend, particularly from our major customers, of awarding fewer long-term blanket orders than in the past. Total revenues for the periods presented are broken out as follows:


                                                                  %
                                     2004            2003         Change
                                     ----            ----         ------
                                       (in  thousands)
EAS                              $   5,358       $  1,914          180
CCTV                                 3,272          3,699          (12)
SentryVision                         3,852          3,133           23
                                     -----          -----           --
Total  sales                        12,482          8,746           43
Service, installation and other      4,381          4,497           (3)
                                     -----          -----           --
Total  revenues                  $  16,863       $ 13,243           27
                                 =========       ========           ==


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


Cost of sales was 51% of sales in 2004, compared to 59% in 2003. We continue to see margin improvements as a result of the outsourcing of all significant manufacturing operations, which we began in the second quarter of 2003. The decrease in the cost of sales percentage in 2004 as compared to 2003 is primarily the result of the elimination of the charge to cost of sales of under absorbed fixed overhead costs due to the termination of in-house manufacturing and the move to a smaller facility. As a percentage of sales, the costs associated with Sentry Canada's sales were slightly higher than Sentry's historical costs as a higher portion of their sales are made through dealer and distributors which carry lower margins than sales made direct to end users.



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


Selling, general and administrative expenses were 27% higher in 2004 when compared to 2003. While our historical costs decreased as a result of our restructuring in 2003, our acquisition of Sentry Canada added $1.1 million in selling, general and administrative expenses during the eight months they were included in the 2004 results.


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



     Reports  of  Independent  Registered  Public  Accounting  Firms     28 - 29

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

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Sentry Technology Corporation
Ronkonkoma,  New  York


We have audited the accompanying consolidated balance sheet of Sentry Technology Corporation and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sentry Technology Corporation and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.


/s/  Holtz  Rubenstein  Reminick  LLP


Melville,  New  York
March  29,  2005

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (In Thousands, Except Par Value Amounts)


                                                                            December 31,
                                                                    ----------------------------
                                                                             2005          2004

                                                                    --------------  ------------
ASSETS
------------------------------------------------------------------  --------------  ------------

Current Assets:
 Cash and cash equivalents                                          $         842   $     1,965
 Accounts receivable, less allowance for doubtful accounts
   of $141 and $338, respectively                                           2,762         3,500
 Inventories                                                                2,709         3,314
 Prepaid expenses and other current assets                                    318           525
                                                                    --------------  ------------
Total current assets                                                        6,631         9,304
PROPERTY AND EQUIPMENT, net                                                   637           689
GOODWILL                                                                    1,564         1,564
OTHER ASSETS                                                                  563           690
                                                                    --------------  ------------
                                                                    $       9,395   $    12,247
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
                                                                          ==========  ============  ============

                      See notes to consolidated statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                 ----------------------------------------------


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



                                  2005            2004               2003
                                 -------          ------             ------
                                    (In thousands, except per share data)

Net income (loss):
    As reported               $  (1,690)        $    31           $    181
    Less stock based
    compensation expense
    determined under the fair
    value method for all
    awards, net of related
    tax effects                     (27)            (12)               (74)
                              -----------       ---------         ----------
    Pro forma                 $  (1,717)        $    19           $    107

Net income (loss) per share:
    As reported               $   (0.01)        $  0.00           $   0.00
    Pro forma                     (0.01)           0.00               0.00



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

- Dialoc will continue to be a dealer for Sentry products in Europe and Asia.


The purchase price of the ID Systems acquisition was as follows:


                                                             (in thousands)
     Value of Sentry Technology Corporation common stock     $     3,300
     Transaction costs                                                88
                                                             ------------
     Total purchase price                                    $     3,388
                                                             ============



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

     The following supplemental pro forma information illustrates the effects of the acquisition on the historical operating results for the years ended December 31, 2004 and 2003, as if the acquisition had occurred at the beginning of each respective period:


                                               2004          2003
                                                  ----          ----
                                          (In thousands, except per share data)
                                      -------------------------------------

Revenues                                       $  18,128       $  19,566
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


4.     INVENTORY:
       ---------

Inventories consist of the following:

                         December 31,

                            2005       2004
                 ----------------------------
                        (In thousands)

                ----------------------------
Raw materials    $         1,101    $   1,206
Work-in-process              279          292
Finished goods             1,329        1,816
                 ---------------       ------
                 $         2,709       $3,314
                 ===============       ======


          The components of inventory shown are net of reserves for excess and obsolete inventory totaling $1,261,000 and $1,528,000 as of December 31, 2004 and 2003, respectively.


5.     PROPERTY  AND  EQUIPMENT:
       ------------------------

     Property  and  equipment  are stated at cost and are summarized as follows:


                                          Estimated
                                          Useful Lives      December 31,
                                          Years         2005          2004
                                                      -----------------------
                                                           (In thousands)
                                                      -----------------------

Machinery and equipment                    3 - 10     $    2,362   $   2,270
Furniture, fixtures and office equipment   3 - 10          2,360       2,349
Leasehold improvements                     3 - 10             92          89
                                                      -----------  ----------
                                                           4,814       4,708
Less accumulated depreciation                              4,177       4,019
                                                      -----------  ----------
                                                      $      637   $     689
                                                      ===========  ==========


          Net property and equipment located in Canada approximated $578,000 and $585,000 in 2005 and 2004. Depreciation expense on property and equipment in 2005, 2004 and 2003 totaled $154,000, $139,000 and $261,000, respectively.


6.     ACCRUED  LIABILITIES:
       --------------------

                                                              December 31,


Accrued liabilities consist of the following:               2005       2004
                                                       ------------------------
                                                             (In thousands)
                                                       ------------------------

Accrued salaries, employee benefits and payroll taxes  $      260    $    333
Other accrued liabilities                                     665         813
                                                       -----------   ---------
                                                       $      925    $  1,146
                                                       ===========   =========

7.     CREDIT  FACILITIES:
       ------------------


Balances under credit facilities                            December 31,
consist of the following:                            =======================

                                                         2005         2004
                                                     -----------------------
                                                          (In thousands)

                                                    -----------------------
Royal Bank of Canada                                 $   2,039      $   ---
The CIT Group/Business Credit Inc. revolving credit        ---        1,769
Bank of Montreal overdraft lending                         ---          734
Bank of Montreal non-revolving demand                      ---          137
                                                     ---------      -------

                                                     $   2,039      $ 2,640
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

          Stock option transactions for the years ended December 31, 2005, 2004 and 2003 are as follows:


                                         Weighted       Average
                                          Number        Exercise
                                         of Shares       Price

Balance, January 1, 2003                 3,341,292      $    0.69

Granted                                       -               -
Exercised                                   (2,000)          0.05
Canceled                                (1,757,368)          0.79
                                       -----------      ---------
Balance, December 31, 2003               1,581,924           0.57

Granted                                       -               -
Exercised                                   (3,000)          0.05
Canceled                                  (303,608)          0.35
                                       -----------      ---------
Balance, December 31, 2004               1,275,316           0.63

Granted                                  1,525,000           0.10
Exercised                                  (80,000)          0.05
Canceled                                  (288,792)          0.34
                                       -----------      ---------

Balance, December 31, 2005               2,431,524      $    0.35
                                       -----------      ---------




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


10.     INCOME  TAXES:
        -------------

        The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                                        2005       2004        2003
                                                      ---------------------------------
                                                           (In thousands)
                                                     ---------------------------------

Expected tax provision (benefit) at 34%                $ (537)     $  86        $ (357)
Add:
 Nondeductible expenses                                    13         16            16
 U.S. losses producing no tax benefit                     524          6             -
 Use of net operating loss carry forwards to
       offset tax on extraordinary item                     -          -          (151)

 Foreign tax provision                                     49         32             -

                                                       -------     ------       -------
                                                       $   49      $ 140        $ (492)

          As of December 31, 2005, the Company had net operating loss carryforwards of approximately $34 million, which expire through the year 2025. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.


          Significant components of deferred tax assets (liabilities) at December 31, 2005 and 2004 are comprised of:


                                       Deferred Tax Assets (Liabilities)
                                               2005              2004
                                          -------------     ---------------
                                                   (In thousands)
                                          ---------------------------------
Assets:
 Accounts receivable                      $       52           $   112
 Inventories                                     514               639
 Accrued liabilities                             100                98
 Property and equipment                          425               353
 Net operating loss carryforwards             13,876            13,078
                                          -----------          --------
 Gross deferred tax assets                    14,967            14,280
 Less valuation allowance                     14,936            14,268
                                          -----------          --------
     Deferred tax assets                          31                12

Liabilities:
 Property and equipment                          (83)              (51)
   Other                                         (19)               --
                                          -----------          --------
   Gross deferred tax liabilities               (102)              (51)
   Less valuation allowance                       13                --
                                          -----------          --------
     Deferred tax liabilities                    (89)              (51)

                                          -----------          --------

 Net deferred tax liability               $      (58)          $   (39)
                                          -----------          --------


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

          Canadian revenues approximated $2,756,000, $2,322,000 and $247,000 in 2005, 2004 and 2003, respectively.


15.     REVENUE  BY  PRODUCT  LINE:
        --------------------------


Revenues by product line are
as follows:                                  2005        2004         2003

                                          ----------   ---------   ----------
                                                     (In thousands)
                                          -----------------------------------

EAS                                       $   6,490   $ 5,358      $ 1,914
CCTV                                          1,670     3,272        3,699
Sentry Vision                                 2,971     3,852        3,133
Service, installation and other revenues      2,439     4,381        4,497
                                          ---------   --------     --------

Total revenues                            $  13,570   $16,863      $13,243
                                          =========   ========     ========


ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
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


ITEM  10.  EXECUTIVE  COMPENSATION.
----------------------------------

SUMMARY  COMPENSATION  TABLE

The following table summarizes the compensation for our fiscal years ended December 31, 2005 of our Chief Executive Officer and Chief Financial Officer:


                                                            LONG-TERM              ALL OTHER
                               ANNUAL COMPENSATION        COMPENSATION           COMPENSATION
                               --------------------       -------------       ----------------

NAME AND                                               SECURITIES UNDERLYING
PRINCIPAL POSITION       YEAR  SALARY        BONUS          OPTIONS (#)
-----------------------  ----  --------------------    ---------------------  ----------------
Peter L. Murdoch         2005  $178,275         -              -                     -
President and CEO        2004   237,962 (1)     -              -                     -
                         2003    50,000         -              -                     -

Peter J. Mundy           2005   136,013         -              -                     -
Vice President - CFO,    2004   131,160         -              -                     -
Secretary and Treasurer  2003   131,160         -              -                     -



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

10.14 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated January 23, 2006.

14       Code  of  Ethics.

21       Subsidiaries  of the Company.

23.1     Consent  of  SF  Partnership,  LLP.



23.2     Consent of Holtz Rubenstein Reminick LLP.


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

SENTRY  TECHNOLOGY  CORPORATION


By:     /s/  Peter  J.  Mundy
        ---------------------
        Peter  J.  Mundy
        Vice  President-Finance,
        Chief  Financial  Officer,
        Secretary  and  Treasurer



Dated:  May 30,  2006


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

Signature     Title
---------     -----

/s/  Peter  L.  Murdoch          Chief  Executive  Officer  and  Director
-----------------------
Peter  L.  Murdoch


/s/  Peter  J.  Mundy            Vice  President-Finance,
---------------------            Chief Financial and Accounting Officer
Peter  J.  Mundy                 Secretary  and  Treasurer


/s/  Robert  D.  Furst,  Jr.     Director
----------------------------
Robert  D.  Furst,  Jr.


/s/  Jonathan  G.  Granoff       Director
--------------------------
Jonathan  G.  Granoff




Dated:  May 30,  2006

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

3.3     Amended and Restated Bylaws of the Company.

10.14 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated January 23, 2006.

14      Code  of  Ethics.

21      Subsidiaries  of  the  Company

23.1    Consent  of  SF  Partnership,  LLP.



23.2    Consent of Holtz Rubenstein Reminick LLP.


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