Form 10QSB
period 2006-06-30
SENTRY TECHNOLOGY CORP
filed 2006-08-14
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006

                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                 Commission File Number                  1-12727
                                                      ----------


                            SENTRY TECHNOLOGY CORPORATION
                            -----------------------------

        (Exact name of small business issuer as specified in its charter)

      Delaware                                        96-11-3231714
     ----------                                       -------------
(State  or  other  jurisdiction  of                 (I.R.S. Employer
 incorporation or organization)                      Identification No.)


      1881  Lakeland  Avenue,  Ronkonkoma,  NY                    11779
-------------------------------------------------------           -----
     (Address of principal executive offices)                   (Zip Code)


                                     631-739-2000
                                     ------------
              (Registrant's telephone number, including area code)


    (Former name, former address and former fiscal year, if changed since last report)


Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X         No
            ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes               No      X
                              ---


As of August 14, 2006, there were 120,743,804 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)

     Yes               No      X
                              ---

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------

                                      INDEX
                                      -----




                                                        Page No.
                                                        --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

     Consolidated Balance Sheets --
     June 30, 2006 and December 31, 2005                        3

     Consolidated Statements of Operations --
     Three Months Ended June 30, 2006 and 2005
     And Six Months Ended June 30, 2006 and 2005                4

     Consolidated Statements of Cash Flows --
     Six Months Ended June 30, 2006 and 2005                    5

     Notes to Consolidated Financial
     Statements - June 30, 2006                               6 - 11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations    11 - 14


Item 3.     Controls and Procedures                          14 - 15



PART II.   OTHER INFORMATION
----------------------------

Item 6.     Exhibits                                           15


Signatures                                                     15

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                   June 30,                December 31,
                                                                     2006                     2005
                                                                     ----                     ----
                                                                 (Unaudited)               (Audited)

ASSETS
------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                   $    672                      $    842
   Accounts receivable, less allowance for doubtful
     accounts of $86 and $141, respectively                       1,813                         2,762
   Inventories                                                    3,053                         2,709
   Prepaid expenses and other current assets                        543                           318
                                                               ---------                     ---------
                        Total current assets                      6,081                         6,631


PROPERTY, PLANT AND EQUIPMENT, net                                  646                           637
GOODWILL                                                          1,564                         1,564
OTHER ASSETS                                                        458                           563
                                                               ---------                     ---------

                                                               $  8,749                      $  9,395
                                                               =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Revolving line of credit and term loan                      $  2,020                      $  2,039
   Accounts payable                                                 593                           489
   Accrued liabilities                                            1,320                           925
   Obligations under capital leases - current portion                 4                             6
   Deferred income                                                   98                            99
                                                               ---------                     ---------
                        Total current liabilities                 4,035                         3,558


OBLIGATIONS UNDER CAPITAL LEASES -
   non-current portion                                               --                             1
DEFFERED TAX LIABILITY                                               60                            58
CONVERTIBLE DEBENTURES                                            1,924                         1,904
MINORITY INTEREST                                                 1,228                         1,140
OTHER LIABILITIES                                                    55                            36
                                                               ---------                     ---------
                                                                  7,302                         6,697

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value; authorized 160,000
     shares, issued and outstanding 120,744 and
     120,629 shares                                                 121                           121
   Additional paid-in capital                                    48,811                        48,783
   Accumulated deficit                                          (47,736)                      (46,408)
   Other accumulated comprehensive income                           251                           202
                                                               ---------                     ---------
   Total shareholders' equity                                     1,447                         2,698
                                                               ---------                     ---------

                                                               $  8,749                      $  9,395
                                                               =========                     =========



See notes to the consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                         Three Months Ended                        Six Months Ended
                                                              June 30,                                   June 30,
                                                      ------------------------                   ------------------------
                                                      2006               2005                    2006              2005
                                                            (Unaudited)                                (Unaudited)
REVENUES
  Sales                                               $ 2,526         $  3,462                   $ 4,811        $  5,375
  Service, installation and other                         406              805                       829           1,385
                                                      -------         --------                   -------        --------
                                                        2,932            4,267                     5,640           6,760

COSTS AND EXPENSES:
  Cost of sales                                         1,302            1,915                     2,558           2,895
  Customer service expenses                               558              747                     1,081           1,496
  Selling, general and administrative expenses          1,324            1,272                     2,677           2,493
  Research and development                                204              214                       404             447
                                                      -------         --------                   -------        --------

                                                        3,388            4,148                     6,720           7,331
                                                      -------         --------                   -------        --------

OPERATING INCOME (LOSS)                                  (456)             119                    (1,080)           (571)
INTEREST AND FINANCING EXPENSES                            86               78                       168             169
                                                      -------         --------                   --------       --------

INCOME (LOSS) BEFORE INCOME TAXES
     AND MINORITY INTEREST                               (542)              41                    (1,248)           (740)
INCOME TAX EXPENSE                                         30               37                        40              20
                                                      -------         --------                   --------       --------
INCOME (LOSS) BEFORE MINORITY INTEREST                   (572)               4                    (1,288)           (760)
MINORITY INTEREST                                         (26)             (34)                      (40)            (30)
                                                      --------        --------                   --------       --------
NET LOSS                                              $  (598)        $    (30)                  $(1,328)       $   (790)
                                                      ========        ========                   ========       ========

NET LOSS PER SHARE
   Basic and diluted                                  $ (0.00)        $  (0.00)                  $ (0.01)       $  (0.01)
                                                      =======         ========                   ========       ========

WEIGHTED AVERAGE SHARES
   Basic and diluted                                  120,729          120,566                   120,689         120,559
                                                      =======          =======                   =======         =======


See notes to the consolidated financial statements.



SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)



                                                                       Six Months Ended
                                                                           June 30,
                                                                  ---------------------------
                                                                   2006                 2005
                                                                  ------               ------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(1,328)           $  (790)
   Adjustments to reconcile net loss
     to net cash (used in) provided by operating activities:
     Depreciation and amortization                                    139                163
     Provision for bad debts                                            4                (20)
     Deferred income taxes                                              2                (44)
     Non cash consideration                                            89                 17
     Minority interest in net loss of consolidated subsidiary          88                 (5)
   Changes in operating assets and liabilities:
     Accounts receivable                                              945                566
     Inventories                                                     (344)               158
     Prepaid expenses and other assets                               (225)                64
     Accounts payable and accrued liabilities                         497                204
     Deferred income                                                   (1)              (103)
     Other liabilities                                                 19                ---
                                                                 --------            -------

        Net cash (used in) provided by operating activities          (115)               210
                                                                 --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (87)               (26)
   Intangibles                                                        (19)               (16)
                                                                 --------            -------

        Net cash used in investing activities                        (106)               (42)
                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under the revolving line of credit                    (19)            (1,148)
   Repayment of term loan                                             ---                ---
   Repayment of notes payable                                         ---               (165)
   Repayment of obligations under capital leases                       (1)                (3)
   Proceeds from exercise of stock options                             22                  4
                                                                 --------            --------

        Net cash provided by (used in) financing activities             2             (1,312)
                                                                 --------            --------

EFFECTS OF EXCHANGE RATES ON CASH                                      49                (50)
                                                                 --------            --------

DECREASE IN CASH AND CASH EQUIVALENTS                                (170)            (1,194)

CASH AND CASH EQUIVALENTS, at beginning of period                     842              1,965
                                                                 --------            --------
CASH AND CASH EQUIVALENTS, at end of period                      $    672            $   771
                                                                 ========            ========


See notes to the consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006


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

NOTE  2  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company is currently evaluating the impact of adopting FIN 48, and has not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

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

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June  30,  2006


embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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


NOTE 3 -- Inventories
---------------------
Inventories consist of the following:
                                          June 30, 2006       December 31, 2005
                                          -------------       -----------------
                                                   (in thousands)
Raw materials                             $     1,043           $     1,101
Work-in-process                                   225                   279
Finished goods                                  1,785                 1,329
                                          -----------           -----------
                                          $     3,053           $     2,709
                                          ===========           ===========

Reserves for excess and obsolete inventory totaled $1,098,000 and $1,261,000 as of June 30, 2006 and December 31, 2005, respectively and have been included as a component of the above amounts.


NOTE 4 -- Credit Facilities
---------------------------
In May 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by extending the term of the agreement through May 2007 and modifying certain financial covenants. In addition, the maximum borrowings under the facility were reduced to Canadian $3.6 million (U.S. $3.2 million). However, RBC increased the borrowing base formula Company by Canadian $1.0 million (U.S. $896,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (6.0% at June 30, 2006), plus 1.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of June 30, 2006, the Company had borrowings of $2.0 million under this facility and had excess borrowing capacity of approximately $0.5 million.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006


NOTE 5 - Comprehensive Income (Loss)
------------------------------------
Comprehensive  income  (loss)  is  as  follows:


                                     Three Months Ended       Six Months Ended
                                         June 30,                  June 30,
                                      2006       2005          2006       2005
                                      ----       ----          ----       ----
                                                   (in thousands)
Net loss:                           $ (598)     $ (30)      $ (1,328)   $ (790)
Other comprehensive income (loss):
Foreign currency translation
       adjustments                      51        (36)            49       (50)
                                    -------     ------      ---------   -------
Comprehensive loss                  $ (547)     $ (66)      $ (1,279)   $ (840)
                                    =======     ======      =========   =======


NOTE 6 -- Related Party Transactions
------------------------------------
At the end of the second quarter of 2006, Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, provided personal guarantees to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $896,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 is being written off over the period of the guarantee, which is one year.


NOTE 7 -- Earnings Per Share
----------------------------
The earnings per share calculations (basic and diluted) at June 30, 2006 and 2005 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 2,555,000 and 1,229,512 shares of common stock with a weighted average exercise price of $0.21 and $0.61 were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be antidilutive.


NOTE 8 -- Stock Based Compensation
----------------------------------
The Company's 1997 Plan, which is shareholder approved, permits the grant of share options and shares to its employees for up to 6,369,365 shares of common stock as stock compensation and 3,102,738 shares were available for grant as of June 30, 2006. All stock options under the 1997 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably usually over a three or five-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors usually vest immediately.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June  30,  2006


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

As a result of the adoption of SFAS 123R, the Company's results for the three and six months ended June 30, 2006 include share-based compensation expense totaling  approximately  $11,000  and  $17,000, respectively.  Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. No stock option compensation expense was recorded under APB No. 25 in the Statements of Operations in the six months ended June 30, 2005.

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

SENTRY  TECHNOLOGY  CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June  30,  2006


96-18. The adoption of SFAS 123R and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18"). There was $4,000 of stock compensation expense related to non-employee options in both the three and six month period ended June 30, 2006. No stock compensation expense was recorded in the three and six month periods ended June 30, 2005.

The weighted average estimated fair value of stock options was $0.05 and $0.07 for options granted during the three and six months ended June 30, 2006, respectively, and $0.08 and $0.08 for options granted during the three and six months ended June 30, 2005, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SAB 107 when reviewing and updating assumptions.

The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                  2006        2005         2006         2005
                                  ----        ----         ----         ----
Risk-free interest rate           4.75%        --          4.46%        4.0%
Expected dividend yield              0%        --             0%          0%
Expected lives                  2 years        --        2 - 3 years    2 years
Expected volatility                 87%        --           100%         94%

No  options  were  granted  in  the  second  quarter  ended  June  30,  2005.

The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS No. 123R had been applied to all outstanding and unvested awards in the prior year comparable period:



                                    Three Months Ended      Six Months Ended
                                       June 30, 2005           June 30, 2005
                                       -------------           -------------

Net loss, as reported                     $  (30)                $  (790)

Add: Stock based compensation
expense included in reported net loss        ---                     ---


Deduct: Employee stock option
compensation expense determined under
fair value based method for all employee
awards (no tax effect)                        (6)                    (11)
                                          -------                --------
Pro forma net loss                        $  (36)                $  (801)
                                          =======                ========
Net loss per common share:
  As reported-basic and diluted           $(0.00)                $ (0.01)
                                          =======                ========
Pro forma-basic and diluted               $(0.00)                $ (0.01)
                                          ========               ========

SENTRY  TECHNOLOGY  CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006


The following table represents the Company's stock options granted, exercised and forfeited during the six months ended June 30, 2006:

                                                          Weighted
                                Number of     Weighted      Average    Aggregate
                                 Shares       Average      Remaining   Intrinsic
                                Subject to    Exercise    Contractual    Value
                                 Issuance      Price         Term        ($000)
                                 --------      -----      ----------     ------
Outstanding at Dec. 31, 2005     2,431,524      0.35
Granted                            650,000      0.10
Cancelled                         (411,524)     0.87
Exercised                         (115,000)     0.06                        6
                                  ---------     ----
Outstanding at June 30, 2006     2,555,000      0.21       7.84 years       0
                                 =========      ====       ==========     ====

Exercisable at June 30, 2006       930,000      0.42       5.36 years       0
                                 =========      ====       ==========     ====


The aggregate intrinsic value of options has been shown as $0 because the weighted average exercise price of the price of the outstanding and exercisable option shares exceeded the quarter end market price of the Company's common stock.

As of June 30, 2006, there was $113,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.6 years.


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


Results  of  Operations:
------------------------

Consolidated revenues were 31% lower in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. For the six month period ended June 30, 2006 consolidated revenues were 17% lower than in the same period of last year. Our backlog of orders, which we expect to deliver within the next twelve months, was $2.0 million at June 30, 2006 as compared to $2.2 million at December 31, 2005.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


Total  revenues  for  the  periods  presented  are  broken  out  as  follows:

                     Q-2       Q-2          %       6 Mos.      6 Mos.      %
                     2006      2005     Change       2006       2005      Change
                     ----      ----     ------       ----       ----      ------
                      (in thousands)                  (in thousands)

EAS                $ 1,865    $ 2,142    (13)       $ 3,376    $ 3,192       6
CCTV                   168        455    (63)           375        768     (51)
SentryVision           493        865    (43)         1,060      1,415     (25)
                     -----    -------    ----       -------    -------     ----
Total sales          2,526      3,462    (27)         4,811      5,375     (10)
Service,
   installation
   and other           406        805    (50)           829      1,385     (40)
                     -----    -------    ----       -------    -------     ----
Total revenues     $ 2,932    $ 4,267    (31)       $ 5,640    $ 6,760     (17)
                   =======    =======    ====       =======    =======     ====


Sales in the second quarter of 2006 continued to be soft across all product lines. Approximately $.7 million of the overall decrease in comparative total revenues of $1.1 million in the first six months of 2006 was attributed to Lowe's Home Centers.

We had growth in EAS sales in the North American library sector principally due to higher sales of our QuickCheck patron self check book-borrowing systems. In addition, we increased EAS sales to dealers in South and Central America in both the second quarter and first six months of 2006. However, these gains were more than offset by decreases in EAS sales to retail customers particularly in the second quarter of 2006. The reduction in CCTV sales in the second quarter and first six months of 2006 as compared to the same periods in 2005 was principally a result of lower sales to Lowe's and Goody's. Domestic sales of our SentryVision SmartTrack system were lower in the second quarter and first six months of 2006 when compared to the same periods of 2005 principally as a result of an unexpected delay in several installations with a major retailer. International dealer sales of SentryVision were lower in both periods of 2006 primarily due to lower sales in the UK market. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar had no significant impact on revenues. Service and maintenance revenues were substantially lower as a result of cancellation of the Lowe's maintenance contract. Installation revenues were lower in the 2006 as compared to 2005 due to lower CCTV and SentryVision sales.

Cost of sales were 52% and 53% of total sales in the three and six month periods ended June 30, 2006 compared to 55% and 54% in the three and six month periods ended June 30, 2005. We continue to see strong domestic margins in 2006 on EAS and SmartTrack product lines as a result of our outsourcing of manufacturing.
Cost of sales at our 51% owned labeling subsidiary improved as a result of higher production volume, which resulted in lower overhead in both the three and the six month periods of 2006.

The decrease in customer service expenses in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 is primarily a result of a decrease in the number of customer service employees and lower outside service contractor costs.

Selling, general and administrative expenses were 4% and 7% higher in the three and six month periods ended June 30, 2006 when compared to the same periods in the previous year. The increases in expenses are principally a result of higher sales and marketing expenses, higher product warranty costs and $35,000

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


resulting from the settlement of audit fees with our predecessor auditors. Also, in the first half of 2006, we hired additional sales personnel and a new VP of Sales and Marketing, with prior experience with our industry's largest competitor. We have increased funding of sales and marketing programs, which have allowed the sales team to develop opportunities with new and existing customers, which we anticipate will result in increased revenue later in the year.

The reduction in research and development in the second quarter and first six moths of 2006 when compared to the same periods in 2005 is principally a result of a reduction in the number of engineering support staff offset partially by the increased use of engineering consulting firms.

While there was lower average bank debt during the first half of 2006 when compared to 2005, interest and financing costs increased in the second quarter of 2006 compared to 2005 as a result of an increase in interest rates.

The income tax expense in all the periods presented principally results from taxable income of our Sentry Canada subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had net losses of $598,000 and $1,328,000 in the quarter and six months ended June 30, 2006 as compared to net losses of $30,000 and $790,000 in the quarter and six months ended June 30, 2005.

Liquidity  and  Capital  Resources  as  of  June  30,  2006

At June 30, 2006, we had cash of $0.7 million, working capital of $2.0 million, total assets of $8.7 million and shareholders' equity of $1.3 million. While we had a loss of $1.4 million in the first six months of 2006, our net cash used in operating activities was only $115,000. Cash was generated from reductions in accounts receivable principally due to improved collection efforts as well as an increase in accounts payable and accrued liabilities. This was offset by increases in inventory levels purchased in anticipation of higher sales activity levels.

Our investing activities used net cash of $106,000 during the first six months of 2006 principally for the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated through the remainder of the year, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

We generated $2,000 in net cash from financing in the first six months of 2006 activities through an increase during the second quarter of 2006 in borrowings under our credit facility and the exercise of stock options. Availability under the credit facilities is principally based on the level of our receivables and inventory, which declined in the first six months of 2006.

In May 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by extending the term of the agreement through May 2007 and modifying certain financial covenants. In addition, the maximum borrowings under the facility were reduced to Canadian $3.6 million (U.S. $3.2 million). However, RBC increased the borrowing base formula Company by Canadian $1.0 million (U.S. $896,000) in exchange for additional security provided by two

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS


of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (6.0% at June 30, 2006), plus 1.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of June 30, 2006, the Company had borrowings of $2.0 million under this facility and had excess borrowing capacity of approximately $0.5 million principally as a result of the guarantees indicated above.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. Sentry's revenues declined and we incurred an operating loss in 2005. This trend continued through the first half of 2006 and substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing. A majority of the Company's cash is held at the 51% owned subsidiary. The Company has instituted certain plans to increase its revenue base as well as preserve its cash, including cost cutting measures and inventory reduction initiatives. We made a substantial investment in the sales and marketing infrastructure during the first six months of 2006 and anticipated a substantial increase in sales particularly in the SentryVision SmartTrack product line which has not yet occurred. While we continue to believe that we have developed solid sales leads with some of the world's largest retailers, the delays in receipt of current orders have caused us to operate in a cash flow deficit for the first six months of the year.

We anticipate revenue growth in new and existing markets. We are striving to continue to improve our gross margins and control our selling expenses and our general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining adequate financing through our credit facility. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations; (ii) the ability to raise additional capital or obtain additional financing; and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we will seek additional financing to satisfy current operating cash flow deficiencies. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.


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

                               SENTRY TECHNOLOGY CORPORATION
                               -----------------------------


Date:    August 14, 2006       By:  /s/PETER J. MUNDY
         ---------------            -----------------
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


     DATED:     August 14, 2006


     BY:       /S/ PETER L. MURDOCH
               -------------------------------------
     NAME:     Peter L. Murdoch
     TITLE:    President and Chief Executive Officer

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


     Dated:     August 14, 2006

     By:       /s/ Peter J. Mundy
               ------------------------------------------
     Name:     Peter J. Mundy
     Title:    Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION:


                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                          August 14, 2006


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

SECTION 906 CERTIFICATION:


                                                                   EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to Section 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                          August 14, 2006

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