Form 10QSB
period 2006-09-30
SENTRY TECHNOLOGY CORP
filed 2006-11-14
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE     ACT OF 1934

                    For the quarter ended September 30, 2006

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

     Yes               No      X
                              ---


As of November 14, 2006, there were 120,743,804 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)

     Yes               No      X
                              ---

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                      INDEX
                                      -----




                                                             Page No.
                                                             --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

     Consolidated Balance Sheets --
     September 30, 2006 and December 31, 2005                    3

     Consolidated Statements of Operations --
     Three Months Ended September 30, 2006 and 2005
     And Nine Months Ended September 30, 2006 and 2005           4

     Consolidated Statements of Cash Flows --
     Nine Months Ended September 30, 2006 and 2005               5

     Notes to Consolidated Financial
     Statements - September 30, 2006                           6 - 12


Item 2.     Management's Discussion and Analysis of
     Financial Condition and Results of Operations            13 - 16


Item 3.     Controls and Procedures                              16



PART II.   OTHER INFORMATION
----------------------------

Item 6.     Exhibits                                          16 - 17


Signatures                                                       17

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                                   September 30,          December 31,
                                                                       2006                   2005
                                                                   -------------          ------------
                                                                    (Unaudited)            (Audited)
ASSETS
---------------
CURRENT ASSETS
    Cash and cash equivalents                                         $     397           $    842
    Accounts receivable, less allowance for doubtful
      accounts of $135 and $141, respectively                             2,122              2,762
    Inventories                                                           3,277              2,709
    Prepaid expenses and other current assets                               472                318
                                                                      ----------          ---------
                                  Total current assets                    6,268              6,631

PROPERTY, PLANT AND EQUIPMENT, net                                          623                637
GOODWILL                                                                  1,564              1,564
OTHER ASSETS                                                                410                563
                                                                      ----------          ---------

                                                                      $   8,865           $  9,395
                                                                      ==========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Revolving line of credit                                          $   2,416           $  2,039
    Accounts payable                                                        703                489
    Accrued liabilities                                                   1,516                925
    Obligations under capital leases - current portion                        5                  6
    Deferred income                                                         105                 99
                                                                      ----------          ---------
                                  Total current liabilities               4,745              3,558


OBLIGATIONS UNDER CAPITAL LEASES -
    non-current portion                                                       9                  1
DEFERRED TAX LIABILITY                                                       60                  58
CONVERTIBLE DEBENTURES                                                    1,935               1,904
MINORITY INTEREST                                                         1,247               1,140
OTHER LIABILITIES                                                            63                  36
                                                                      ----------          ----------
                                  Total liabilities                       8,059               6,697

SHAREHOLDERS' EQUITY

    Common stock, $0.001 par value; authorized 160,000 shares,
     issued and outstanding 120,744 and 120,629                             121                 121
    Additional paid-in capital                                           48,856              48,783
    Accumulated deficit                                                 (48,419)            (46,408)
    Other accumulated comprehensive income                                  248                 202
                                                                      ----------           ---------
    Total shareholders' equity                                              806               2,698
                                                                      ----------           ---------

                                                                      $   8,865            $  9,395
                                                                      ==========           =========

See notes to the consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)




                                                         Three Months Ended                        Nine Months Ended
                                                            September 30,                            September 30,
                                                     ---------------------------                ------------------------
                                                     2006                 2005                  2006              2005
                                                             (Unaudited)                              (Unaudited)
REVENUES
   Sales                                            $  2,231            $  3,343             $  7,042          $  8,718
   Service, installation and other                       512                 518                1,341             1,903
                                                    ---------           ---------            ---------         ---------
                                                       2,743               3,861                8,383            10,621

COSTS AND EXPENSES:
   Cost of sales                                       1,217               1,793                3,775             4,688
   Customer service expenses                             520                 587                1,601             2,038
   Selling, general and administrative expenses        1,287               1,479                3,964             4,017
   Research and development                              210                 191                  614               638
                                                    ---------           ---------            ---------         ---------
                                                       3,234               4,050                9,954            11,381
                                                    ---------           ---------            ---------         ---------

OPERATING LOSS                                          (491)               (189)              (1,571)             (760)
INTEREST AND FINANCING EXPENSES                          141                  80                  309               249
                                                    ---------           ---------            ---------         ---------

LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST                                    (632)               (269)              (1,880)           (1,009)
INCOME TAX EXPENSE                                        30                   9                   70                29
                                                    ---------           ---------            ---------         ---------
LOSS BEFORE MINORITY INTEREST                           (662)               (278)              (1,950)           (1,038)
MINORITY INTEREST                                        (21)                (18)                 (61)              (48)
                                                    ---------           ---------            ---------         ---------
NET LOSS                                            $   (683)           $   (296)            $ (2,011)         $ (1,086)
                                                    =========           =========            =========         =========
NET LOSS PER SHARE
   Basic and diluted                                $  (0.01)           $  (0.00)            $  (0.02)         $  (0.01)
                                                    =========           =========            =========         =========

WEIGHTED AVERAGE SHARES
   Basic and diluted                                 120,744             120,629              120,707           102,582
                                                    =========           =========            =========         =========


See notes to the consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)




                                                                       Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                    2006               2005
                                                                    -----              -----
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                        $(2,011)         $(1,086)
   Adjustments to reconcile net loss
     to net cash (used in) provided by operating activities:
     Depreciation and amortization                                     234              242
     Provision for bad debts                                            25              (12)
     Deferred income taxes                                               2              (57)
     Non cash consideration                                            108               45
     Minority interest in net loss of consolidated subsidiary           54               31
   Changes in operating assets and liabilities:
     Accounts receivable                                               714              656
     Inventories                                                      (568)             361
     Prepaid expenses and other assets                                (104)              72
     Accounts payable and accrued liabilities                          805             (104)
     Deferred income                                                     6              (66)
     Other liabilities                                                  27              ---
                                                                   --------         --------

     Net cash (used in) provided by operating activities              (708)              82
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (91)             (90)
   Intangibles                                                         (26)             (26)
                                                                   --------         --------

     Net cash used in investing activities                            (117)            (116)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in debt under the revolving line of credit               377             (764)
   Repayment of notes payable                                          ---             (189)
   Repayment of obligations under capital leases                        (4)              (4)
   Proceeds from exercise of stock options                               7                4
                                                                   --------         --------

     Net cash provided by (used in) financing activities               380             (953)
                                                                   --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (445)            (987)

CASH AND CASH EQUIVALENTS, at beginning of period                      842            1,965
                                                                   --------         --------
CASH AND CASH EQUIVALENTS, at end of period                        $   397          $   978
                                                                   ========         ========


See notes to the consolidated financial statements.



SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006


NOTE  1  --  Basis  of  Presentation
------------------------------------
The consolidated financial statements include the accounts of Sentry Technology Corporation ("the Company") and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and their basis of application is consistent with that of the previous year. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Sentry's Annual Report to Stockholders on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission ("SEC").

Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE  2  --  Going  Concern
---------------------------
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred operating losses, reduced levels of revenue and decreased financial position as a result of not meeting its business plan. Due to continued losses, as of September 30, 2006, the Company was in default of certain financial covenants under the credit agreement. The Company has losses of $2.0 million for the nine month period ended September 30, 2006 and as at September 30, 2006, the Company had an accumulated deficit of $48.4 million. The Company's continuation as a going concern is uncertain. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations. Although the Company plans to pursue additional financing there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.


NOTE  3  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary "correcting" adjustments to the carrying

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2006


values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company's consolidated financial statements.

In  September  2006,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132
(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 "Employees' Accounting for Pensions." SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end.
Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" ("FIN 48"), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company is currently evaluating the impact of adopting
FIN 48, and has not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In March 2006, the FASB issued Statement 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140," ("SFAS 156") which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2006


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

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective January 1, 2006 for the Company and was adopted using a modified prospective method during the quarter ended March 31, 2006. Note 8 provides disclosure on the effect of the adoption of SFAS No. 123R on net income and earnings per share.


NOTE 4 -- Inventories
---------------------
Inventories consist of the following:
                                       September 30, 2006      December 31, 2005
                                       ------------------      -----------------
                                                    (in thousands)
Raw materials                             $     1,118           $     1,101
Work-in-process                                   227                   279
Finished goods                                  1,932                 1,329
                                          -----------           -----------
                                          $     3,277           $     2,709
                                          =     =====           =     =====

Reserves for excess and obsolete inventory totaled $1,180,000 and $1,261,000 as of September 30, 2006 and December 31, 2005, respectively and have been included as a component of the above amounts.


NOTE 5 -- Credit Facilities
---------------------------
In May 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by extending the term of the agreement through May 2007 and modifying certain financial covenants. In addition,  the  maximum  borrowings  under the facility were reduced to Canadian
$3.6

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2006


million (U.S. $3.2 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $895,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (6.0% at September 30, 2006), plus 1.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of September 30, 2006, the Company had borrowings of $2.4 million, which was the maximum available under the facility. As a result of continued losses, as of September 30, 2006, the Company was in default of certain financial covenants under the credit agreement. The Company is presently in negotiations with RBC to further amend the covenants.


NOTE 6 - Comprehensive Income (Loss)
------------------------------------
Comprehensive  income  (loss)  is  as  follows:

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        2006        2005        2006       2005
                                        ----        ----        ----       ----
                                                     (in thousands)
Net loss:                             $ (683)     $ (296)     $(2,011)  $(1,086)
Other  comprehensive  income  (loss):
Foreign currency translation
   adjustments                            (3)         95           46        45
                                      -------     -------     --------  --------

Comprehensive loss                    $ (686)     $ (201)     $(1,965)  $(1,041)
                                      =======     =======     ========  ========


NOTE 7 -- Related Party Transactions
------------------------------------
At the end of the second quarter of 2006, Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, provided personal guarantees to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $895,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 is being written off over the period of the guarantee, which is one year. For the three and nine month periods ended September 30, 2006, $30,000 and $40,000 have been recorded in interest and financing expense related to these warrants.


NOTE  8  --  Earnings  Per  Share
---------------------------------
The earnings per share calculations (basic and diluted) at September 30, 2006 and 2005 are based upon the weighted average number of common shares outstanding during each period. There are no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 2,455,000 and 2,604,512 shares of common stock with a weighted average exercise price of $0.22 and $0.34 were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be antidilutive.


NOTE 9 -- Stock Based Compensation
----------------------------------
The Company's 1997 Plan, which is shareholder approved, permits the grant of share options and shares to its employees for up to 6,369,365 shares of common stock as stock compensation and 3,202,738 shares

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2006

were available for grant as of September 30, 2006. All stock options under the 1997 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably usually over a three or five-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors usually vest immediately.

Accounting  for  Employee  Awards:
----------------------------------

Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. SFAS 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 title ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of SFAS 123R, the Company's results for the three and nine months ended September 30, 2006 include share-based compensation expense totaling approximately $9,000 and $26,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. No stock option compensation expense was recorded under APB No. 25 in the Statements of Operations in the nine months ended September 30, 2005.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2006


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

Accounting  for  Non-employee  Awards:
--------------------------------------
The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with SFAS 123 and EITF No. 96-18. The adoption of SFAS No. 123R and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18"). There was $2,000 and $5,000 of stock compensation expense related to non-employee options in the three and nine month periods ended September 30, 2006 included in the Consolidated Statement of Operations within selling, general and administrative expenses. No stock compensation expense was recorded in the three and nine month periods ended September 30, 2005.

The weighted average estimated fair value of stock options was $0.06 for options granted during the nine months ended September 30, 2006, and $0.08 for options granted during both the three and nine months ended September 30, 2005, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SAB 107 when reviewing and updating assumptions.

The expected volatility is based upon historical volatility of the Company stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                                2006       2005            2006          2005
                                ----       ----            ----          ----
Risk-free interest rate          --       4.00%            4.46%         4.0%
Expected dividend yield          --          0%               0%           0%
Expected lives                   --      5 years         2-3 years    2-5 years
Expected volatility              --        127%             100%         123%

No  options  were  granted  in  the  third  quarter  ended  September  30, 2006.

SENTRY TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30,  2006

The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS No. 123R had been applied to all outstanding and unvested awards in the prior year comparable period:


                               Three Months Ended Ended        Nine Months Ended
                                      September 30,              September 30,
                                          2005                       2005
                                          ----                       ----

Net loss, as reported                   $ (296)                    $(1,086)
Add: Stock based compensation
 expense included in reported net loss     ---                         ---

Deduct: Employee stock option
compensation expense determined under
fair value based method for all
employee awards (no tax effect)             (7)                        (18)
                                       --------                    --------
Pro forma net loss                     $  (303)                    $(1,104)
                                       ========                    ========
Net loss per common share:
  As reported-basic and diluted        $ (0.00)                    $ (0.01)
                                       =======                     ========
Pro forma-basic and diluted            $ (0.00)                    $ (0.01)
                                       =======                     ========

The following table represents the Company's stock options granted, cancelled and exercised during the nine months ended September 30, 2006:

                                                         Weighted
                                 Number of   Weighted     Average     Aggregate
                                  Shares     Average     Remaining     Intrinsic
                                Subject to   Exercise   Contractual     Value
                                 Issuance    Price         Term         ($000)
                                 --------    --------   -----------   ----------
Outstanding at Dec. 31, 2005     2,431,524    $ 0.35
Granted                            650,000      0.10
Cancelled                         (511,524)     0.72
Exercised                         (115,000)     0.06                       6
                                 ----------    ------
Outstanding at Sept. 30, 2006    2,455,000    $ 0.22     7.54 years        0
                                 ==========    =====     ==========        =

Exercisable at Sept. 30, 2006    1,135,000    $ 0.36     5.78 years        0
                                 ==========    =====     ==========        =

The aggregate intrinsic value of options has been shown as $0 because the weighted average exercise price of the price of the outstanding and exercisable option shares exceeded the quarter end market price of the Company's common stock.

As of September 30, 2006, there was $91,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.4 years.

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
September  30,  2006


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

Results  of  Operations:
------------------------

Consolidated revenues were 29% lower in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. For the nine month period ended September 30, 2006 consolidated revenues were 21% lower than in the same period of last year. Our backlog of orders, which we expect to deliver within the next twelve months, was $2.8 million at September 30, 2006, a 75% increase as compared to $1.6 million at September 30, 2005. Total revenues for the periods presented are broken out as follows:

                       Q-3       Q-3         %        9 Mos.    9 Mos.         %
                      2006      2005    Change         2006      2005     Change
                      ----      ----    ------        -----     -----     ------
                       (in thousands)                  (in thousands)

EAS                  $1,417    $1,961    (28)        $ 4,793   $ 5,153       (7)
CCTV                     47       523    (91)            422     1,291      (67)
SentryVision            767       859    (11)          1,827     2,274      (20)
                     ------    ------    ----        -------   --------     ----
Total sales           2,231     3,343    (33)          7,042     8,718      (19)

Service, installation
and other               512       518     (1)          1,341     1,903      (30)
                     ------    ------    ----        -------   --------     ----
Total revenues       $2,743    $3,861    (29)        $ 8,383   $10,621      (21)
                     ======    ======    ====        =======   ========     ====


Sales in the third quarter of 2006 continued to be soft across all product lines. In the first nine months of 2006, approximately $1.0 million of the overall decrease in comparative total revenues of $2.2 million was attributed to Lowe's Home Centers.

We had growth in EAS sales in the North American library sector principally due to higher sales of our QuickCheck patron self check book-borrowing systems. In addition, we increased EAS sales to library dealers in South America and Mexico in both the third quarter and first nine months of 2006. However, these gains were more than offset by decreases in EAS sales to retail customers particularly in the second and third quarters of 2006. The reduction in CCTV sales in the third quarter and first nine months of 2006 as compared to the same periods in 2005 was principally a result of lower sales to Lowe's and Goody's. Domestic sales of our SentryVision SmartTrack system were lower in the third quarter and first nine months of 2006 when compared to the same periods of 2005 principally as a result of continued delays in

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
September  30,  2006

several installation with major retailers. International dealer sales of SentryVision were lower in both periods of 2006 primarily due to lower sales in the UK market. Our sales of SentryVision products to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar had no significant impact on revenues. Service and maintenance revenues were substantially lower in the first nine months of 2006 as a result of cancellation of the Lowe's maintenance contract. Installation revenues were lower in 2006 as compared to 2005 due to lower CCTV and SentryVision sales.

Cost of sales were 55% and 54% in the three and nine month periods ended September 30, 2006 compared to 54% of total sales in both the three and nine month periods ended September 30, 2005. The increase in percentage for the third quarter of 2006 is primarily due to reduced selling prices to international dealers, particularly in South America and Mexico, offset partially by increased margins at our 51% owned labeling subsidiary.

The decrease in customer service expenses in the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005 is primarily a result of a decrease in the number of customer service employees and lower outside service contractor costs.

Selling, general and administrative expenses were 13% and 1% lower in the three and nine month periods ended September 30, 2006 when compared to the same periods of the previous year. The decreases in expenses in 2006 are principally a result of administrative cost reductions including reduced headcount, lower legal, insurance, and freight costs, as well as lower foreign exchange losses. These were partially offset by increases in sales personnel and increased funding of sales and marketing programs.

The increase in research and development in the third quarter of 2006 when compared to the third quarter of 2005 is primarily a result of increased use of engineering consulting firms. The decrease in the first nine months of 2006 compared to the first nine months of 2005 was principally a result of decreased prototype costs associated with the introduction of new EAS systems in 2005.

Total interest and financing costs were higher in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. The increase is partially result of higher interest rates on short term borrowings under the credit facility, as well as additional financing costs, particularly in the third quarter, related to the loan guarantees provided by the Company's directors.

The income tax expense in all the periods presented principally results from the taxable income of one of our Canadian subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had losses of $683,000 and $2,011,000 in the quarter and nine months ended September 30, 2006 as compared to net losses of $296,000 and $1,086,000 in the quarter and nine months ended September 30, 2005.


Liquidity  and  Capital  Resources  as  of  September  30,  2006

At September 30, 2006, we had cash of $0.4 million, working capital of $1.5 million, total assets of $8.9 million and shareholders' equity of $0.8 million. We utilized $0.7 million in cash in operating activities

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
September  30,  2006

in the first nine months of 2006 despite the loss of $2.0 million. Cash was principally used to finance increases in inventory levels purchased in anticipation of higher sales activity levels. This was offset by cash generated from reductions in accounts receivable resulting from the decline in revenues as well as an increase in accounts payable and accrued liabilities.

Our investing activities used net cash of $117,000 during the first nine months of 2006 principally for the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated through the remainder of the year, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

We generated $380,000 in net cash from financing activities in the first nine months of 2006 through an increase during the third quarter of 2006 in borrowings under our credit facility and the exercise of stock options. Borrowing availability under the credit facility had previously been based upon the level of receivables and inventory, which declined in the first nine months of 2006. The increased availability under the credit facility was principally related to the loan guarantees provided by our directors.

In May 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by extending the term of the agreement through May 2007 and modifying certain financial covenants. In addition, the maximum borrowings under the facility were reduced to Canadian $3.6 million (U.S. $3.2 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $895,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (6.0% at September 30, 2006), plus 1.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of September 30, 2006, the Company had borrowings of $2.4 million under this facility, which was the maximum available under the facility. As a result of continued losses, as of September 30, 2006, we were in default of certain financial covenants under the credit agreement. We are presently in negotiations with RBC to further amend the covenants.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. Sentry's revenues declined and we incurred an operating loss in 2005. This trend continued through the first nine months of 2006 and substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing. A majority of the Company's cash is held at the 51% owned subsidiary. The Company has instituted certain plans to increase its revenue base as well as preserve its cash, including cost cutting measures and inventory reduction initiatives. We made a substantial investment in the sales and marketing infrastructure during the first nine months of 2006 and anticipated a substantial increase in sales particularly in the SentryVision SmartTrack product line which has not yet occurred. While we believe that we have developed solid sales leads with some of the world's largest retailers, we continued to see delays in receipt of current orders, which caused us to operate in a cash flow deficit for the first nine months of the year.

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

SENTRY TECHNOLOGY CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
September  30,  2006

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


Date:  November 14, 2006       By:  /s/PETER J. MUNDY
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

     DATED:     November 14, 2006

     BY:        /S/ PETER L. MURDOCH
     NAME:      Peter L. Murdoch
                ----------------------
     TITLE:     President and Chief Executive Officer

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

     Dated:     November 14, 2006

     By:        /s/ PETER J. MUNDY
     Name:      Peter J. Mundy
                --------------------
     Title:     Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION:                                         EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                          November 14, 2006


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

SECTION 906 CERTIFICATION:                                          EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of CFO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter J. Mundy, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                              November 14, 2006


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