Form 10KSB
period 2006-12-31
SENTRY TECHNOLOGY CORP
filed 2007-03-28
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                  ____________

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from -__________ to ___________

                        Commission file number:  1-12727
                       __________________________________

                          SENTRY TECHNOLOGY CORPORATION

           (Exact name of the Registrant as specified in its charter)

                   Delaware                                 96-11-3231714
     ----------------------                                ---------------
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

Yes  X  No  ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regula-tion S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____


The  issuer's  revenues  for  the  latest  fiscal  year  were  $12,135,000.


At March 23, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,162,000 based upon the closing price of such securities on the OTC Bulletin Board on that date. At March 23, 2007, the Registrant had outstanding 120,743,804 shares of Common Stock.

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

Video designed, manufactured, marketed, installed and serviced a programmable traveling closed circuit television surveillance system that delivers a high quality video picture, which is used in a wide variety of applications. Video also acted as a system integrator for conventional CCTV products that it marketed, installed and serviced. Video's predecessor was founded in 1990 and made its first sales in 1992. Video was merged into Knogo as of December 31, 2000.

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


EQUITY  TRANSACTIONS

On April 19, 2004, Dialoc ID Holdings B.V. ("Dialoc") sold 39,066,927 Sentry common shares (representing approximately 46% of the total issued and outstanding shares of Sentry) to a group of investors. Of the group, Saburah Investments Inc. ("Saburah") acquired 22,758,155 shares, Mr. Robert Furst 14,554,386 shares and Dr. Morton Roseman 1,754,386 shares. Mr. Peter Murdoch, President, CEO and Director of Sentry, is the owner of Saburah. Mr. Furst is a long-standing member of Sentry's Board of Directors.

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

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation. ID Systems was a Toronto based company engaged in anti-shoplifting technology, security labeling, radio frequency identification (RFID), access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement were distributed to the former ID Systems' shareholders. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

- ID Systems and Sentry continue as a distributor in North and South America for Dialoc products including Laserfuse radio frequency security labels and all RFID products.

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

On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brookfield Technology Fund ("Brookfield"), an alternative investment fund established by Brookfield Asset Management (formerly known as Brascan Technology Fund and Brascan Asset Management, respectively), to invest in early stage, technology-based companies with high growth potential.

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

While Sentry did not obtain an interest in the litigation settlement, Saburah and Sentry agreed that Sentry might require Saburah to purchase additional Sentry common shares equal to approximately 4.5% of any amount received (net of legal fees and expenses) from Checkpoint. The price per share was set at 80% of the previous 20 days trading average prior to the announcement of the settlement. Our Board of Directors has exercised this option and based on the settlement amount, Sentry sold to Saburah approximately 4.8 million shares for $641,000 on November 5, 2004. These transactions, totaling $1.4 million, represented the total cash received by Sentry directly and indirectly as a result of the Checkpoint lawsuit.

Mr. Murdoch, directly or indirectly through his ownership of Saburah, owns or controls 51.2% of the outstanding common stock of Sentry.


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

SentryVision is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, warehouses, transportation centers and public transit terminals. SentryVision may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. SentryVision is now installed in four of the top five and six of the top ten Global Retailers. As of December 31, 2006, SentryVision systems had been installed at the following customer locations in North America: Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Cabellas, Fred Meyer, Symbol Technologies, Menards, UPS, J.C.
Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores and Disney Direct Marketing. In addition, during 2006, the Company's international distributors installed SentryVision systems in customer locations throughout Western and Eastern Europe, Latin America and Asia. Our international customers include ASDA Wal-Mart, Carrefour, Auchan, Cora, Castorama, B & Q, Tesco and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Sentry's customers to date, we believe SentryVision is a cost-effective solution, which can improve the operations of our customers.

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

Retail  Market  Applications
----------------------------
- Home Centers. Sentry has installed systems in the home center segment of the retail market. This market has by far been the greatest market for the SmartTrack systems. Typical of our customers in this market are Lowe's Home Centers, with more than 1,375 stores in 49 states, and Mills Fleet Farm, a 30 store regional hardware, home supply and discount retail chain. Both companies required systems for total floor coverage. We applied different solutions to this common problem in each case. Lowe's Home Centers chose to integrate track cameras with PTZ dome and fixed-mount cameras, while Mills Fleet Farm chose to use only the track camera system.

- Mass Merchandise Chains. Sentry has installed systems for customers including Navy Exchange, Walgreens and Target Stores. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

- Supermarkets. Sentry has installed systems in supermarket customers including Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart. The targeted coverage in most of these installations has been the entire retail space.

Industrial  Market  Applications
--------------------------------
- Distribution Centers. Sentry also provides loss prevention surveillance for distribution centers and warehouses, and has installed systems for retailers including TJ Maxx, Big Lots, Home Depot, Kohl's Department Stores, Target Stores, Ingram Micro, Navarre, Wendy's, Mastronardi Produce, Borders Group, Disney Direct Marketing, Barnes & Noble, Robinsons-May, Ross, Saks, Guess, Tower Records, Big Dog, Food Lion, Roundy's, the Gap, Bealls and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. So far SentryVision use in factories has been limited, but the benefits of continuous tracking of industrial operations and processes indicate future growth potential. Continued expansion of the SentryVision dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Installations include Watkins Motor Lines, Symbol Technologies, AT&T Wireless, Federal Express, UPS, Wyeth-Ayerst Labs, USF Logistics and Thompson Electronics. In Cape Town, South Africa, The Metro Rail Network has installed 10 tracks at several terminal stations to monitor passengers at the junction of bus, railway and taxi services. SmartTrack is an integral part of an overall crime prevention and deterrence program including central management of all video devices over a network.

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

At December 31, 2006, the approximate number of EAS Systems sold or leased by Sentry and its predecessors exceeded 26,800.

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


PATRON  SELF  CHECK  BOOK  BORROWING  SYSTEMS

Libraries worldwide are struggling to reduce operating costs by applying cost effective technology solutions. The Sentry QuickCheck patron self check book borrowing system offers an ideal solution to gain an increasing share of the estimated $100 million library security market in North America. The QuickCheck system is RFID ready and provides users access to circulation software, automatic security strip deactivation, automatic return ticket printing, user access to book renewals, multi-lingual software interface and on-screen user instructions. QuickCheck systems have been installed in Omaha Public Library, Supreme Court of Canada, Harris County Public Library, Burlington Public Library, Vancouver Public Library, Ottawa Public Library, McGill University Library and Calgary Public Library.


RADIO  FREQUENCY  IDENTIFICATION  (RFID)

RFID is a wireless electronic data collection system that uses radio frequency signals to identify and track objects using readers and tiny integrated circuits in label format. Applications include library management, warehousing, parcel tracking, inventory control, asset protection and supply chain management. We are in the initial stages of introducing ISO standard, RFID labels, tags and readers for library management.


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


BOOKINGS

Of Sentry's bookings for the year ended December 31, 2006, approximately 60 percent were attributable to EAS, 36 percent to SentryVision and 4 percent to CCTV. For the year ended December 31, 2005, approximately 55 percent were attributable to EAS, 31 percent to SentryVision and 14 percent to CCTV. For the year ended December 31, 2004, approximately 42 percent were attributable to EAS, 32 percent to SentryVision and 26 percent to CCTV.


MAJOR  CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2006, no single customer accounted for more than 10% of total revenues. In 2005, Goody's Family Clothing accounted for 10% of total revenues. In 2004, Lowe's Home Centers accounted for 30% of total revenues. In January 2005, Lowe's Home Centers notified us that they would not be renewing their annual maintenance contract, which represented $0.9 million of our revenues in 2004. The maintenance contract also contributed towards the selection of vendors for replacement and add-on CCTV business in new and existing Lowe's locations. As a result of this decision, Revenues from Lowe's Home Centers decreased from $5.0 million in 2004 to $1.0 million in 2005. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.


PRODUCTION

SentryVision  and  CCTV  Products
---------------------------------

By the end of 2006, Sentry had outsourced substantially all of its manufacturing operations. Although we are not dependent upon any particular supplier, Sentry has made an investment in material and training with selected sub-contractors to supply major portions of our SmartTrack system. Most system parts are "off-the-shelf" components, and other materials and system components are designed by Sentry and manufactured to Sentry's specifications. Some minimal final assembly operations are conducted at the Company's facilities in Ronkonkoma, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each finished assembly undergoes a quality assurance check by Sentry prior to its shipment to an installation site. All SentryVision carriage assemblies are tested and burned in for 24 hours, resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Sentry is not required under any state or federal environmental law or regulations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

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

Security  Labels
----------------
We have a 51% interest in Custom Securities Industries Inc. ("CSI"), an Ontario company. Since it's founding in 1988, CSI has established a worldwide reputation for innovation and excellence in the Electronic Article Surveillance
(EAS) Industry. Extensive experience and know how in the leading EAS technologies, combined with expertise in converting, in house development of proprietary products and the use of specially designed converting equipment, enables CSI to offer custom tailored solutions with a rapid turn around time.

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

Besides providing security labels to Sentry, CSI's customers include Tyco, Checkpoint, Dialoc ID, KMA and Retailers Advantage.

MARKETING

We market our SentryVision and conventional CCTV Systems through the direct efforts of salespersons located in select metropolitan areas across the United States and Canada, as well as through dealers/system integrators. In 2006, we increased the number of direct salespersons to 11, whose efforts were supplemented through three in-house sales support staff and independent sales representatives. We have centralized our sales management in our Toronto office. We also market our EAS products to smaller local and regional retailers through selected dealers and distributors. Sales are made into the library market on both a direct basis as well as through catalogs and dealers.

We market our products primarily through participation in trade shows, placement of ads in trade publications, direct mailings and through telemarketing. In addition, these efforts are augmented through our Website, which provides enhanced product and market oriented information. Internationally, we market SentryVision through system integrators and distributors including Honeywell, ADT, Chubb, Intrepid, BSC and Repromatic.

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

We also market SentryVision through qualified security dealers and integrators. Much of the industrial and institutional SentryVision / CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we expected to be able to reach a far larger number of SentryVision prospects and penetrate the market more rapidly. The program has generated interest through trade advertising, direct mail and trade show participation. In both 2006 and 2005, our largest domestic dealer was Tyco's ADT Security division. Domestic dealers did not generate significant SentryVision installations in industrial and institutional facilities in 2006. Prior sales were made through ADT, STG, Siemans, Mosler and Security Link.

In addition, we market SentryVision internationally using independent distributors on both an exclusive and nonexclusive basis. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2006, we have distributors in Canada, UK, France, Mexico, Belgium, Holland, Italy, Poland, Singapore, Russia, Spain, Brazil, Argentina, Hungary, Romania, Taiwan, Lebanon, Australia, Japan, South Africa, South Korea, Israel and the United Arab Emirates.

During 2006, Sentry placed in service 131 SentryVision systems and 480 CCTV cameras, as compared to 150 SentryVision systems and 1,180 CCTV cameras in 2005 and 229 SentryVision systems and 2,626 CCTV cameras in 2004.

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

RF and Ranger systems continue to be used by apparel and department stores that have wide exit areas and a desire for deterrence based on reusable hard tags. Knoscape RF systems are universal in that they can detect both 2 MHz hard tags and 8 MHz labels. Sentry also markets an 8MHz P-2000 RF system designed for both hard and soft good customers. The P-2000 system is economical and self-installable by the customer.

Bookstores, video stores and specialty stores remain good prospects for MM systems due to the small size and low cost of Micro-Magnetic strips. Knoscape MM Systems feature updated digital electronics. Knoscape MM Systems detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

The library market continues to be the primary market for magnetic technology. We were subject to an agreement not to compete against 3M for sales and service of EAS Systems in the library market, which expired in March 2004.

During the years ended December 31, 2006 and 2005, Sentry placed in service 432 and 450 EAS systems, respectively. In addition in 2006 and 2005, we sold 51 and 23 QuickCheck patron self check book borrowing systems to libraries.


BACKLOG

Our backlog of orders was approximately $1.4 million at December 31, 2006, as compared to approximately $1.2 million at December 31, 2005 and approximately $2.2 million at December 31, 2004. We anticipate that substantially all of the backlog present as of December 31, 2006 will be delivered within 12 months.


SEASONAL  ASPECTS  OF  THE  BUSINESS

Our current video product customers are primarily dependent on retail sales, which are seasonal and subject to significant fluctuations and are difficult to predict.


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

The use of subcontractors supervised by Company employees proved cost effective with no apparent sacrifice in quality. We have now established a network of qualified contractors that perform most of our SentryVision and CCTV installations. Our technical staff now focuses on EAS, SentryVision and CCTV service and maintenance and we rely on our well-established partner network for installation work. The model remains cost-effective and allows us to scale our efforts up or down as business requires without the risk of a fixed cost structure. This strategy has resulted in significant cost savings. In addition, we retain our reputation for technical expertise within the industry. We anticipate that this level of coverage will be adequate, coupled with our Service Partner Network, to service our customer base.

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


RESEARCH  AND  DEVELOPMENT

As of December 31, 2006, Sentry Technology Corporation had 5 full time employees engaged in research, engineering, product development and design. In addition, the Company may retain consultants to assist in specific areas related to research, engineering and product development. For the years ended December 31, 2006, 2005 and 2004 approximately $0.8 million, $0.9 million and $0.8 million, respectively, was expended on Company-sponsored research.

The SmartTrack System continued to benefit from product improvement efforts focused on adding features and reducing the cost of manufactured products. Continued software developments during 2006 incorporated improvements in preset accuracy, operational improvements for better user control and additional on-board diagnostics. New camera control protocols for SmartTrack were also developed and implemented.

Additional  projects  included  revisions  to  EAS  products.

RF systems developments included prototypes for new customer installable systems. In addition, we focused our efforts on software updates on Ranger systems and the development of a new and more cost efficient alarm console.

Developments to EM systems included the mechanical design of a second-generation "WAM2" Library system and a "WAM2" tuning board prototype.

QuickCheck system developments included continuing cost reductions in system components and software upgrades to improve product capabilities and functions. In addition, we developed software to incorporate a new ultrasonic item counter and the introduced the new "ADR1" Deactivator/Reactivator for library materials.

At our Custom Security label making subsidiary, we developed new processes for the manufacturing of EM labels and a new book label using amorphous wire material. In addition, we continued research on conversion methods for RFID labels and the design of new RFID portals.


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


EMPLOYEES

At December 31, 2006, the Company and its subsidiaries employed 71 full-time employees, of whom 13 were employed in administrative and clerical capacities, 5 in engineering, research and development, 23 in production and manufacturing support, 14 in sales and marketing and 16 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements.


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


Item  3.  LEGAL  PROCEEDINGS
----------------------------

In August 2004, Bi-County Park Associates, Inc. d/b/a Ashlind Properties ("Bi-County") brought an action against the Company in the Supreme Court of New York, County of Suffolk, for the recovery of a real estate brokerage commission in the amount of approximately $250,000 relating to the termination of Bi-County's lease on its former Hauppauge facility. We believe there is no merit to this claim and the Company is vigorously defending such action. As of the date of this letter, plaintiff Bi-County's motion for summary judgment, as well as the Company's cross-motion, has been denied and the Company is awaiting a date for trial. The Company is asserting that Bi-County is not entitled to such commission.

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



Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

During the fourth quarter of fiscal year ended December 31, 2006, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

Item  5.   MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
--------------------------------------------------------------------------------
           MATTERS
           -------

(a)     Price  Range  of  Common  Stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock:

                                                 High   Low
                                                 -----  -----
2005
 First Quarter                                   $0.24  $0.15
 Second Quarter                                   0.16   0.10
 Third Quarter                                    0.13   0.09
 Fourth Quarter                                   0.15   0.09

2006
 First Quarter                                   $0.15  $0.08
 Second Quarter                                   0.12   0.11
 Third Quarter                                    0.10   0.04
 Fourth Quarter                                   0.07   0.05

2007
 First Quarter  (through March 23, 2007)         $0.07  $0.05



The Company's Common Stock is quoted on the OTC Bulletin Board ("OTCBB") under the symbol SKVY.


(b)     Holders  of  Common  Stock.

As of March 23, 2007, the Company had 120,743,804 shares of Common Stock issued and outstanding, which were held by approximately 355 holders of record.


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


(d)     Securities  Authorized  for  Issuance  Under  Equity Compensation Plans.

For a description of the Company's equity securities authorized for issuance as described in Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," see Notes to our Financial Statements, Note [3.p.] "Significant Accounting Policies, Stock-Based Compensation," and Note [14], "Stock Based Compensation."


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

Related Party Transactions -- Details of related party transactions are included in Item 12 and in Note [12] of the Financial Statements of this Form 10-KSB.


Selected  Financial  Data
-------------------------

The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. The selected consolidated historical financial data should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 7.

                                                          (Amounts in thousands except for per share data)

Years Ended December 31,                                     2002      2003      2004     2005      2006
                                                          --------  --------  -------  --------  --------
Selected Statement of Operations Data:
-------------------------------------

Total revenues                                            $14,704   $13,243   $16,863  $13,570   $12,135
Cost of sales                                               7,382     5,179     6,351    5,960     5,374
Customer service expenses                                   4,240     3,977     4,175    2,654     2,209
Selling, general and administrative
    expenses                                                5,287     3,809     4,840    5,348     5,296
Income (loss) before income taxes and minority interest    (3,356)   (1,049)      253   (1,581)   (2,055)

Extraordinary item - Gain on extinguishment of debt             -       738         -        -         -
Net income (loss)                                          (3,356)      181        31   (1,690)   (2,304)
Net income (loss) per common share:
   Basic and diluted                                        (0.05)     0.00      0.00    (0.01)    (0.02)



As of December 31,                                           2002      2003      2004     2005      2006
                                                          --------  --------  -------  --------  --------
Selected Balance Sheet Data:
---------------------------

Working capital.                                          $  (768)  $  (285)  $ 4,545  $ 3,037   $ 1,276
Total assets.                                               7,992     4,093    12,247    9,395     8,834
Property, plant and equipment, net.                         2,563       209       689      637       609
Obligations under capital leases.                           2,652        18        13        7        11
Convertible debentures                                          -         -     1,862    1,904     1,945
Minority interest                                               -         -     1,045    1,140     1,237
Total common stockholders' equity (deficit)                  (451)     (125)    4,345    2,698       648



Results  of  Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Consolidated revenues were 11% lower in the year ended December 31, 2006 than in the year ended December 31, 2005. Our backlog of orders was approximately $1.4 million at December 31, 2006, as compared to approximately $1.2 million at December 31, 2005. We anticipate that substantially all of the backlog present as of December 31, 2006 will be delivered within 12 months. Total revenues for the periods presented are broken out as follows:


                                                                      %
                                                  2006    2005     Change
                                                 ------  ------    ------
                                                 (in thousands)

Electronic Article Surveillance (EAS)           $ 6,813  $ 6,490      5
Closed Circuit Television (CCTV)                    590    1,670    (65)
SentryVision                                      2,809    2,971     (5)
                                                -------  -------    ----
Total sales                                      10,212   11,131     (8)
Service, maintenance and installation             1,923    2,439    (21)
                                                -------  -------    ----
Total revenues                                  $12,135  $13,570    (11)
                                                =======  =======    ----


North American revenues represented $10.1 million or 83% of total revenues in 2006 compared to $11.6 million or 83% of total revenues in 2005. Total international sales were $2.0 million in 2006 compared to $1.9 million in 2005. Our sales to our international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar in 2006 had no significant impact on reported revenues. The most significant impact on total revenues on a comparative basis was a reduction in revenues from our two largest customers, Lowe's and Goody's, by approximately $1.8 million in 2006 compared to 2005.

We  had  significant  growth  in  EAS sales in the North American library sector principally due to higher sales of our QuickCheck patron self check book-borrowing systems. In addition, we increased EAS sales by $0.5 million to library dealers in South America and Mexico in 2006 compared to 2005. International EAS sales were $0.7 million and $0.6 million in 2006 and 2005, respectively. However, these gains were offset by decreases in EAS equipment and label sales to North American retail customers. The reduction in CCTV and sales in 2006 as compared to 2005 was principally a result of lower sales to Lowe's and Goody's. North American SentryVision(R) sales decreased by $0.2 million to $1.5 million in 2006 compared to $1.7 million in 2005. International sales of SentryVision(R) represented $1.3 million in both 2006 and 2005.

Service and maintenance revenues were substantially lower in 2006 as compared to 2005 principally as a result of cancellation of the Lowe's maintenance contract. Installation revenues were lower in 2006 as compared to 2005 due to lower CCTV and SentryVision(R) sales.

Cost of sales was 53% of sales in 2006 compared to 54% in 2005. The reduction in percentage is partially a result of the change in product mix, particularly from the reduction in sales of lower margined conventional CCTV products. We continued to see strong domestic margin improvements in 2006 on the SmartTrack and QuickCheck product lines as a result of our outsourcing of manufacturing. However, our comparative margins on international SmartTrack sales have been reduced in 2006, due to competitive pressures. We also experienced reduced selling prices on EAS equipment to international dealers, particularly in South America and Mexico, which was offset partially by increased margins at our 51% owned labeling subsidiary.

The decrease in customer service expenses in 2006, as compared to 2005, is primarily a result of a decrease in the number of customer service employees and increased use of outside service contractors in order to better manage our total net customer service costs during fluctuations in activity levels between periods.

Selling, general and administrative expenses were 1% lower in 2006 as compared to 2005. The decreases in expenses in 2006 are principally a result of administrative cost reductions including reduced headcount, lower legal and insurance costs, as well as a reduction in the foreign exchange losses. These were partially offset by increases in sales personnel and increased funding of sales and marketing programs.

Research and development costs remained approximately the same at 7% and 6% of total revenues in 2006 and 2005, respectively.

Total interest and financing costs were higher in 2006 compared to 2005 by $140,000. The increase is partially result of higher interest rates on short term borrowings under the credit facilities, as well as additional financing costs related to the loan guarantees provided by the Company's directors.

The income tax provision was $145,000 in 2006 and $49,000 in 2005. The income tax expense in both periods principally results from the taxable income of our Canadian subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, we had net loss of $2,304,000 in the year ended December 31, 2006, as compared to net loss of $1,690,000 in the year ended
December  31,  2005.


Liquidity  and  Capital  Resources

At December 31, 2006, we had cash and short term investments of $0.6 million, working capital of $1.3 million, total assets of $8.8 million and stockholders' equity of $0.6 million. Our net cash used in operating activities was $1.1 million. Cash was principally used to finance increases in inventory levels purchased in anticipation of higher sales activity levels. This was offset by cash generated from reductions in accounts receivable resulting from the decline in revenues as well as an increase in accounts payable and accrued liabilities.

Our investing activities in 2006 provided short term investments of $138,000 offset by $112,000 for the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated in the near term, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

We generated $992,000 in net cash from financing activities in 2006 through an increase in borrowings under our credit facilities, which are described more fully below. Borrowing availability under the Royal Bank of Canada ("RBC") credit facility had previously been based upon the level of receivables and inventory, which declined in 2006. The increased availability under the credit facility was principally related to the loan guarantees provided by our directors.

     In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with RBC by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during the year, the maximum borrowings under the facility were reduced to Canadian $3.6 million (U.S. $3.1 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $858,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventories as defined in the agreement. Interest is payable at a rate of Royal Bank of Canada prime rate (6.0% at December 31, 2006), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of December 31, 2006, the Company had borrowings of $2.6 million, which was the maximum available under the facility. The outstanding balance of the loan from the RBC as of March 16, 2007 exceeds the maximum amount of funds available to the Company based on the formula included in the Royal Bank loan agreement, and accordingly, the Company is in violation of the terms of that agreement. RBC has been made aware of the violation and has agreed to waive the violation until April 30, 2007.

At the end of the second quarter of 2006, Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $858,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 is being written off over the period of the guarantee, which is one year. During the year ended December 31, 2006, $70,000 has been recorded in interest and financing expense related to these warrants and $50,000 will be expensed in 2007.

In addition, in December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company may draw up to a maximum of $550,000 under the facility. Interest is payable at a rate of Tradition Capital Bank prime rate (8.25% at December 31, 2006), plus 1% per annum. Borrowings under this facility are secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan is fully
secured  by  the  personal  guarantees  of  Mr.  Murdoch  and  Mr.  Furst.   In
consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $14,000, to be shared between them, paid in 6 equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 is being written off over the period of the guarantee, which is six months. During the year ended December 31, 2006, $8,000 has been recorded in interest and financing expense related to these warrants and $83,000 will be expensed in 2007.

     We will require positive cash flows from operations to meet our working capital needs over the next twelve months. Sentry's revenues declined and we incurred operating losses in 2006 and 2005. Borrowing availability under the Company's principal credit facility at RBC has traditionally been based upon the level of receivables and inventory, which declined in 2006. This limited our ability to secure additional bank financing without the personal guarantees of Sentry's directors, which expire in the second quarter of 2007. In addition, the outstanding balance of the loan from the RBC as of March 16, 2007 exceeds the maximum amount of funds available to the Company based on the formula included in the Royal Bank loan agreement, and accordingly, the Company is in violation of the terms of that agreement. RBC has been made aware of the violation and has agreed to waive the violation until April 30, 2007. Further, a majority of the Company's cash is held at the 51% owned subsidiary. The Company has instituted certain plans to increase its revenue base as well as preserve its cash, including significant cost cutting measures in 2007 and inventory reduction initiatives. We made a substantial investment in the sales and marketing infrastructure during the 2006 and anticipated a substantial increase in sales particularly in the SentryVision(R) SmartTrack product line which has not yet occurred. While we believe that we have developed solid sales leads with some of the world's largest retailers, we continued to see delays in receipt of current orders, which caused us to operate in a cash flow deficit for the year, and there can be no assurance that such leads will result in orders, or that any such orders will provide revenues sufficient to meet our working capital needs.

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

The table below summarizes aggregate maturities contractual obligations as of December 31, 2006.



Contractual                                 Less than     1-3       4-5      After 5
Obligations                  Total            1 Year     Years     Years       Years
----------------------  ---------------     ----------  ------    ------     --------
                                                      (In Thousands)

Operating leases        $           747     $      308     $  428   $   11   $      -
Capital leases                       13              4          5        4          -
Notes payable                        36             36          -        -          -
Convertible debentures            2,000              -      2,000        -          -
                        ---------------     ----------     ------   ------   --------
Total                   $         2,796     $      348     $2,433   $   15   $      -
                        ===============     ==========     ======   ======   ========



Recent  Accounting  Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company's consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132
(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 "Employers' Accounting for Pensions." SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The adoption of this Statement in 2006 did not have a material impact on the financial condition or results of operations of the Company.

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

Item  7.     FINANCIAL  STATEMENTS
--------     ---------------------


                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                     YEARS ENDED DECEMBER 31, 2006 AND 2005
                     --------------------------------------



                                    CONTENTS
                                    --------

                                                                      Page
                                                                      ----

     Report  of  Independent  Registered  Public  Accounting  Firm     25

     Consolidated  Balance  Sheets                                     26

     Consolidated  Statements  of  Operations                          27

     Consolidated  Statements  of  Stockholders'  Equity               28

     Consolidated  Statements  of  Cash  Flows                         29

     Notes  to  Consolidated  Financial  Statements                 30  -  43

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders of Sentry Technology Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2006.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentry Technology Corporation and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, reduced levels of revenue and decreased consolidated financial position as a result of not meeting its business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/  SF  Partnership,  LLP
                                                  CHARTERED  ACCOUNTANTS

Toronto,  Canada

March  16,  2007

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (In Thousands, Except Par Value Amounts)



                                                                                     December 31,
                                                                                   2006         2005
                                                                                   ----         ----
                          ASSETS
                          ------
Current Assets:
 Cash and cash equivalents                                                   $         360   $    445
       Short-term investments                                                          259        397
 Accounts receivable, net of allowance for doubtful accounts
   of $160 and $141, respectively                                                    2,251      2,762
 Inventory                                                                           3,005      2,709
 Prepaid expenses and other assets                                                     306        318
                                                                             --------------  ---------
Total current assets                                                                 6,181      6,631
PROPERTY AND EQUIPMENT, net                                                            609        637
GOODWILL                                                                             1,564      1,564
OTHER ASSETS                                                                           480        563
                                                                             --------------  ---------
          TOTAL ASSETS                                                       $       8,834   $  9,395
                                                                             ==============  =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
 Bank indebtedness, demand loan and revolving line of credit                 $       3,030   $  2,039
 Accounts payable                                                                      609        489
 Accrued liabilities                                                                 1,078        925
 Obligations under capital leases - current portion                                      3          6
 Deferred income                                                                       185        135
                                                                             --------------  ---------
Total current liabilities                                                            4,905      3,594

OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                   8          1
DEFERRED TAX LIABILITY                                                                  91         58
CONVERTIBLE DEBENTURE                                                                1,945      1,904
                                                                             --------------  ---------
Total liabilities                                                                    6,949      5,557

MINORITY INTEREST                                                                    1,237      1,140

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value; authorized 10,000 (2005 - 10,000)
       shares, none issued and outstanding
 Common stock, $0.001 par value; authorized 160,000 (2005 - 160,000)
       shares; issued and outstanding 120,744 and 120,629
       shares, respectively                                                            121        121
 Additional paid-in capital                                                         49,037     48,783
 Accumulated deficit                                                               (48,712)   (46,408)
 Accumulated other comprehensive income                                                202        202
                                                                             --------------  ---------
Total stockholders' equity                                                             648      2,698
                                                                             --------------  ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       8,834   $  9,395
                                                                             ==============  =========


The accompanying notes are an integral part of these consolidated financial statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    (In Thousands, Except Per Share Amounts)


                                                          Years Ended December 31,
                                                          ------------------------
                                                           2006               2005
                                                          ------             ------
REVENUES:
 Sales                                                    $  10,212         $ 11,131
 Service, installation and other revenues                     1,923            2,439
                                                          ----------        ---------
                                                             12,135           13,570
                                                          ----------        ---------
COST OF SALES AND EXPENSES:
 Cost of sales                                                5,374            5,960
 Customer service expenses                                    2,209            2,654
 Selling, general and administrative expenses                 5,296            5,348
 Research and development                                       838              856
                                                          ----------        ---------
                                                             13,717           14,818
                                                          ----------        ---------
OPERATING LOSS                                               (1,582)          (1,248)
INTEREST AND FINANCING EXPENSE, net                             473              333
                                                          ----------        ---------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST               (2,055)          (1,581)
INCOME TAX EXPENSE                                              145               49
                                                          ----------        ---------
LOSS BEFORE MINORITY INTEREST                                (2,200)          (1,630)
MINORITY INTEREST                                              (104)             (60)
                                                          ----------        ---------
NET LOSS                                                  $  (2,304)        $ (1,690)
                                                          ==========        =========

LOSS PER SHARE
     Basic and diluted                                    $   (0.02)        $  (0.01)
                                                          ==========        =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING
     Basic and diluted                                      120,716          120,594
                                                          ==========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                                 (In Thousands)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005
                     --------------------------------------


                                                                                                             Accumulated
                                                                              Additional                       Other
                                                           Common Stock        Paid-in       Accumulated    Comprehensive
                                                        Shares      Amount     Capital         Deficit          Income
                                                     ------------  --------  ------------  ---------------  ------------

BALANCE, January 1, 2005                                  120,549  $    121  $     48,779  $      (44,718)  $        163
Net loss for the period                                         -         -             -          (1,690)             -
Exercise of stock options for cash                             80         -             4               -              -
Equity adjustment from foreign currency translation             -         -             -               -             39
                                                     ------------  --------  ------------  ---------------  ------------
BALANCE, December 31, 2005                                120,629  $    121  $     48,783  $      (46,408)  $        202
                                                     ============  ========  ============  ===============  ============



BALANCE, January 1, 2006                                  120,629  $    121  $     48,783  $      (46,408)  $        202
Net loss for the period                                         -         -             -          (2,304)             -
Exercise of stock options for cash                            115         -             7               -              -
Stock-based compensation                                        -         -            35               -              -
Warrants issued                                                 -         -           212               -              -
Equity adjustment from foreign currency translation             -         -             -               -              -
                                                     ------------  --------  ------------  ---------------  ------------

BALANCE, December 31, 2006                                120,744  $    121  $     49,037  $      (48,712)  $        202
                                                     ============  ========  ============  ===============  ============


                                                         Total
                                                     Stockholders'    Comprehensive
                                                        Equity           Income
                                                       (Deficit)         (Loss)
                                                     ---------------  ---------------

BALANCE, January 1, 2005                             $        4,345
Net loss for the period                                      (1,690)  $       (1,690)
Exercise of stock options for cash                                4
Equity adjustment from foreign currency translation              39               39
                                                     ---------------  ---------------
BALANCE, December 31, 2005                           $        2,698   $       (1,651)
                                                     ===============  ===============



BALANCE, January 1, 2006                             $        2,698
Net loss for the period                                      (2,304)  $       (2,304)
Exercise of stock options for cash                                7
Stock-based compensation                                         35                -
Warrants issued                                                 212                -
Equity adjustment from foreign currency translation               -                -
                                                     ---------------  ---------------

BALANCE, December 31, 2006                           $          648   $       (2,304)
                                                     ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In Thousands)

                                                                                               Years Ended December 31,
                                                                                               ------------------------

                                                                                                2006                  2005
                                                                                             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                    $ (2,304)             $ (1,690)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation                                                                                150                   154
      Amortization of intangibles and other assets                                                188                   135
      Deferred income taxes                                                                        33                    19
      Non-cash consideration                                                                      168                    59
      Minority interest in net income of consolidated subsidiary                                   97                    95
 Changes in operating assets and liabilities:
      Accounts receivable                                                                         511                   777
      Inventory                                                                                  (296)                  605
      Prepaid expenses and other assets                                                            12                   207
      Accounts payable                                                                            120                  (310)
      Accrued liabilities                                                                         153                  (220)
      Deferred income                                                                              50                   (34)
                                                                                             --------              ---------
 Net cash used in operating activities                                                         (1,118)                 (203)
                                                                                             --------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in short-term investments                                                               138                   (69)
  Purchases of property and equipment                                                            (112)                 (102)
  Intangibles                                                                                      15                   (25)
                                                                                             --------              ---------
  Net cash provided by (used in) investing activities                                              41                  (196)
                                                                                             --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing on the demand loan and revolving line of credit                                   991                   220
  Repayment of notes payable                                                                      ---                  (189)
  Repayment of term loan                                                                          ---                  (821)
  Repayment of obligations under capital leases                                                    (6)                   (7)
  Proceeds of sale of stock, net                                                                    7                     4
                                                                                             --------              ---------
  Net cash provided by (used in) financing activities                                             992                  (793)
                                                                                             --------              ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                             (85)               (1,192)
CASH AND CASH EQUIVALENTS, beginning of year                                                      445                 1,637
                                                                                             --------              ---------
CASH AND CASH EQUIVALENTS, end of year                                                       $    360              $    445
                                                                                             ========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                                                                   $    348              $    302
                                                                                             ========              =========
  Income taxes                                                                               $      8              $     99
                                                                                             ========              =========

In the year, the Company issued warrants valued at $211,000 to officers and directors to purchase common shares of the Company (Note 7).


The accompanying notes are an integral part of these consolidated financial statements

                          SENTRY TECHNOLOGY CORPORATION
                          -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     YEARS ENDED DECEMBER 31, 2006 AND 2005
                     --------------------------------------


1.     Operations  and  Organization:
       -----------------------------

     a.     Business
            --------

          Sentry Technology Corporation ("Sentry" or the "Company"), a publicly traded Delaware Corporation, was established on February 12, 1997. Its corporate predecessors had been in business for more than 40 years. The Company is engaged in the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people.


2.     Going  Concern:
       --------------

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred operating losses, reduced levels of revenues and decreased financial position as a result of not meeting its business plan. The Company had losses of $2.3 million for the year ended December 31, 2006 and as at December 31, 2006, the Company had an accumulated deficit of $48.7 million. The Company's continuation as a going concern is uncertain. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.


3.     Significant  Accounting  Policies:
       ---------------------------------

     a.     Principles  of  consolidation
            -----------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned (Sentry Technology Canada Inc. and Knogo Caribe Inc.) and majority owned (Custom Security Industries Inc.) subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

     b.     Revenue  recognition
            --------------------

          The Company recognizes revenue on the sale of security devices when installation is complete or other post-shipment obligations have been satisfied. For those products not requiring installation or if installation costs are not material, the Company recognizes revenues upon shipment.

          Service revenues are recognized when services are performed and maintenance revenues are recognized ratably over the service contract period.

          Included in accounts receivable at December 31, 2006 and 2005 are unbilled accounts receivable of $97,000 and $36,000, respectively.

     c.     Deferred  income
            ----------------

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

     e.     Short-term  investments
            -----------------------

          Short-term investments include highly liquid investments with initial maturity of between three and twelve months. Included in short-term investments in 2006 and 2005 is $85,000 and $84,000, respectively, of restricted funds used as collateral on Banker Acceptances.

     f.     Allowance  for  doubtful  accounts
            ----------------------------------

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

     g.     Inventory
            ---------

          Inventory is stated at the lower of cost (first-in, first-out method) or market.

     h.     Product  warranty
            -----------------

          Provisions for estimated expenses related to product warranties are made at the time products are sold and are included in accrued liabilities. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

     i.     Depreciation
            ------------

          Depreciation of property and equipment is provided for using the straight-line method over their related estimated useful lives.

     j.     Other  assets
            -------------

          Other assets consist of deferred charges relating to credit facilities, patents and other intangibles (including trade secrets and customer relationships). Costs relating to credit facilities are deferred over the term of the related debt. Amortization of debt issuance cost is included in selling, general and administrative expenses and interest expense in the consolidated statement of operations.

          Cost and expenses incurred in obtaining patents and other intangibles are amortized over the remaining life of the patents and other intangibles, not exceeding 17 years, on a straight-line basis.

     k.     Goodwill
            --------

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but reviewed annually for impairment.

     l.     Comprehensive Income (Loss)
            ---------------------------

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting
Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of stockholders' equity, and consists of net earnings (loss) and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87 "Employers' Accounting for Pensions". SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

     m.     Impairment  of  long-lived  assets
            ----------------------------------

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company completed its annual review of impairment and determined that long-lived assets were not impaired.

     n.     Financial  instruments
            ----------------------

          Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

     o.     Income  taxes
            -------------

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

     p.     Stock-based  compensation
            -------------------------

          Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", and related interpretations, or "SFAS No. 123(R)", to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", or APB No. 25, and revises guidance in SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under the 1997 Stock Incentive Plan based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

          SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. In 2006, the Company did not record any excess tax benefit generated from option exercises.

          Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the common stock on the grant date. Prior to the adoption of SFAS No. 123(R), as required under the disclosure provisions of SFAS No. 123, as amended, the Company provided pro forma net income (loss) and earnings (loss) per common share for each period as if the Company had applied the fair value method to measure stock-based compensation expense.

          The following table illustrates the effect on net loss and earnings per common share as if the Company applied the fair value method to measure stock based compensation, which is more fully described in Note 14, as required under the disclosure provisions of SFAS No. 123(R):

                                                                      2005
                                                               ------------------
                                                                 (In thousands,
                                                                   except per
                                                                   share data)
Net loss:
    As reported                                                  $   (1,690)
    Add stock-based compensation expensed in determination of
       net loss as reported, net of related tax effect                  ---
    Less stock-based compensation expense determined
       under the fair value method for all awards, net of
       related tax effects                                              (27)
                                                                 -------------
    Pro forma                                                    $   (1,717)
                                                                 =============

Net loss per share:
    As reported                                                  $    (0.01)
                                                                 =============
    Pro forma                                                    $    (0.01)
                                                                 =============


     q.     Foreign  currency  translation
            ------------------------------

          The functional currency of the Company's foreign entities is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and are excluded from net income. Foreign exchange transaction gains (losses) are included in selling, general and administrative expenses and amounted to approximately $42,000 and $(133,000) for the years ended December 31, 2006 and 2005, respectively.

     r.     Shipping  and  handling  costs
            ------------------------------

          Shipping and handling costs are included in selling, general and administrative expenses and approximated $322,000 and $233,000 in 2006 and 2005, respectively.

     s.     Use  of  estimates
            ------------------

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

     t.     Asset  retirement  obligations
            ------------------------------

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

     u.     Reclassifications
            -----------------

          Certain prior year balances have been reclassified to conform to current year classifications.

     v.     Recent  accounting  pronouncements
            ----------------------------------

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value of Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurement". Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

          In September 2006, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company's consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132
(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 "Employers' Accounting for Pensions." SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The adoption of this Statement in 2006 did not have a material impact on the financial condition or results of operations of the Company.

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



4.     Inventory:
       ---------


Inventory consists of the following:                December 31,
                                               --------------------
                                                 2006        2005
                                               --------------------
                                                  (In thousands)
                                               --------------------
Raw materials                                  $   938      $ 1,101
Work-in-process                                    233          279
Finished goods                                   1,834        1,329
                                               $ 3,005      $ 2,709
                                               ========     ========


     The components of inventory shown are net of reserves for excess and obsolete inventory totaling $1,285,000 and $1,304,000 as of December 31, 2006 and 2005, respectively.


5.     Property  and  Equipment:
       ------------------------

     Property  and  equipment  are stated at cost and are summarized as follows:

                                           Estimated
                                          Useful Lives         December 31,
                                             Years          2006         2005
                                                         ---------    ---------
                                                             (In thousands)
                                                         ----------------------

Machinery and equipment                      3 - 10      $   2,451    $  2,362
Furniture, fixtures and office equipment     3 - 10          2,376       2,360
Leasehold improvements                       3 - 5              92          92
                                                             4,919       4,814
                                                         ----------   ---------
Less accumulated depreciation                                4,310       4,177
                                                         $     609    $    637
                                                         ==========   =========


     Net property and equipment located in Canada approximated $553,000 and $578,000 in 2006 and 2005. Depreciation expense on property and equipment in 2006 and 2005 totaled $150,000 and $154,000, respectively.


6.     Other  Assets:
       -------------

Other assets consist of the following:                 December 31,
                                                 2006             2005
                                               --------         --------
                                                    (In thousands)
                                               -------------------------
Deferred charges                              $    156          $  118
Intangibles, net                                   311             432
Other                                               13              13
                                              $    480          $  563
                                              =========         ========

     Amortization expense on intangibles in 2006 and 2005 totaled $144,000 and $81,000, respectively.

7.     Bank  Indebtedness,  Demand  Loan,  Revolving  Line  of  Credit:
       ---------------------------------------------------------------

Balances under credit facilities consist
   of the following:                                       December 31,
                                                           ============
                                                        2006          2005
                                                        ----          ----
                                                          (In thousands)
                                                          --------------
Royal Bank of Canada  - Bank indebtedness           $     36         $   ---
Royal Bank of Canada  - Demand  loan                   2,519           2,039
Tradition Capital Bank - Revolving line of credit        475             ---
                                                    --------         -------
                                                    $  3,030         $ 2,039
                                                    ========         =======



a)     Royal  Bank  of  Canada
       -----------------------

     In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during the year, the maximum borrowings under the demand loan were reduced to Canadian $3.6 million (U.S. $3.1 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $858,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the demand loan are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at December 31, 2006), plus 2.75% per annum. Borrowings under this demand loan are secured by substantially all of the Company's assets. As of December 31, 2006, the Company had borrowings of $2.6 million, which was the maximum available under the demand loan. The outstanding balance of the loan from the RBC as of March 16, 2007 exceeds the maximum amount of funds available to the Company based on the formula included in the Royal Bank loan agreement, and accordingly, the Company is in violation of the terms of that agreement. RBC has been made aware of the violation and has agreed to waive the violation until April 30, 2007.

     At the end of the second quarter of 2006, Mr. Murdoch, Sentry's Chief Executive Officer and Director, and Mr. Furst, a Sentry Director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $858,000) in exchange for RBC providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 is being taken into income over the period of the guarantee, which is one year. During the year ended December 31, 2006, $70,000 has been recorded in interest and financing expense related to these warrants and $50,000 will be expensed in 2007.


b)     Tradition  Capital  Bank
       ------------------------

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company may draw up to a maximum of $550,000 under the facility. Interest is payable at the Tradition Capital Bank's prime rate (8.25% at December 31, 2006), plus 1% per annum. Borrowings under this facility are secured by substantially all of the Company's assets in a second position to RBC. In addition, the facility is fully secured by the personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $14,000, to be shared between them, paid in 6 equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 is being taken into income over the period of the guarantee, which is six months. During the year ended December 31, 2006, $8,000 has been recorded in interest and financing expense related to these warrants and $83,000 will be expensed in 2007.

8.     Accrued  Liabilities:

Accrued liabilities consist of the following:                December 31,
                                                       =======================
                                                          2006         2005
                                                         ------       ------
                                                           (In thousands)
                                                       -----------------------

Accrued salaries, employee benefits and payroll taxes  $    297       $  260
Other accrued liabilities                                   781          665
                                                       ---------      -------
                                                       $  1,078       $  925
                                                       =========      =======



9.     Income  Taxes:
       --------------

     The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                                 2006             2005
                                                    (In thousands)
                                                 ---------------------

Expected tax benefit at 40%                   $  (838)         $  (537)
Add:
 Non-deductible expenses                           52               13
 U.S. losses producing no tax benefit             786              524
 Foreign tax provisions                           145               49
                                              --------         --------
                                              $   145          $    49
                                              ========         ========


     As of December 31, 2006, the Company had net operating loss carryforwards of approximately $36 million, which expire through the year 2027. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.


     The following is a list by year of the expiring net operating loss carryforwards:

                      December 31,
                    ===============
                          2006
                     (In thousands)
                    ---------------
2007                $           286
2008                            861
2009                            776
2010                          1,714
2011                          4,963
Thereafter                   27,400
                    $        36,000
                    ---------------

     Significant components of deferred tax assets (liabilities) at December 31, 2006 and 2005 are comprised of:

                                      Deferred Tax Assets (Liabilities)
                                          2006                2005
                                      ------------        -------------
                                               (In thousands)
                                      ---------------------------------
Assets:
 Accounts receivable                  $     44             $    52
 Inventory                                 513                 514
 Stock-based compensation                   14                 ---
 Accrued liabilities                        91                 100
 Property and equipment                    431                 425
 Net operating loss carryforwards       14,768              13,876
                                      ---------            --------
 Gross deferred tax assets              15,861              14,967
 Less: valuation allowance              15,754              14,923
                                      ---------            --------
    Deferred tax assets                    107                  44
Liabilities:
 Property and equipment                    (87)                (83)
   Intangible assets                       (83)                ---
   Other                                   (28)                (19)
                                      ---------            --------
   Gross deferred tax liabilities         (198)               (102)

                                      ---------            --------

 Deferred tax liability               $    (91)            $   (58)
                                      =========            ========


     The increase in the valuation allowance for the year ended December 31, 2006 was primarily attributable to the increase in net operating loss carryforwards. A valuation allowance has been recorded against the net deferred tax assets, because it is more likely than not that the asset will not be realized in the foreseeable future.

     The $145,000 and $49,000 income tax provisions for 2006 and 2005, respectively, are principally attributable to foreign taxes on Canadian operations.


10.     Convertible  Debenture:
        -----------------------

On April 30, 2004, Sentry entered into a $2,000,000 secured convertible debenture with Brookfield Technology Fund ("Brookfield"), an alternative investment fund established by Brookfield Asset Management (formerly known as Brascan Technology Fund and Brascan Asset Management, respectively), to invest in early stage, technology-based companies with high growth potential.


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

- Brookfield was issued warrants for 5,000,000 common shares of Sentry, priced at $0.15 per share, exercisable anytime up to April 30, 2008.

- Brookfield is entitled to one seat on Sentry's Board of Directors or will participate as an observer.


     The convertible debenture is secured by a general security interest over all the assets and properties of Sentry. The amount is subordinate to the existing RBC demand loan.

     The proceeds of the financing, to be used primarily for working capital, were initially allocated between the convertible debenture ($1,835,000) and the warrants ($165,000) based on their respective fair values in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". The difference between the face value of the debenture and the allocated value is being charged to interest and financing expenses over the term of the convertible debenture. No beneficial conversion feature has been recognized under the term of the convertible debenture.

     Certain other warrants to purchase 425,000 common shares of Sentry at exercise prices ranging from $0.18 to $0.20 per share were issued in conjunction with the convertible debenture. The warrants are exercisable over one to three years. The fair value of these warrants ($49,000) is being charged to operations over the life of the warrants.

     As a condition of the financing, Sentry acquired 100% of ID Security Systems Canada, Inc. and ID Systems USA Inc. ("ID Systems"). Effective January 1, 2005, the name of the acquired subsidiaries were changed to Sentry Technology Canada Inc. and Sentry Technology USA Inc. On August 9, 2006, the Company executed a plan of merger between the Company and Sentry Technology USA Inc. Effective December 31, 2005, the Company remained the surviving corporation.

     Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brookfield.


11.     Commitments  and  Contingencies:
        -------------------------------

     a.     Operating  leases
            -----------------

          The Company leases certain administrative and manufacturing facilities and equipment under non-cancelable operating leases that expire at various dates through 2009. Rent expense related to operating leases for 2006 and 2005 was $316,000 and $283,000 per year, respectively. Minimum annual rental commitments are $307,000 in 2007, $260,000 in 2008, $168,000 in 2009, $8,000 in 2010 and
$4,000  in  2011.

     b.     401(k)  Plan
            ------------

          In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company may elect to contribute a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the Plan. No Company contributions were made in 2006 or 2005.

     c.     Employment  agreements
            ----------------------

          The Company and several key executives entered into employment agreements with remaining terms of one year for which the Company will have a minimum commitment of $249,000. Also, the president of the Company's 51% owned subsidiary, Custom Security Industries Inc., is entitled to receive 10% of its pretax profits.

     d.     Litigation
            ----------

     In August 2004, Bi-County Park Associates, Inc. d/b/a Ashlind Properties brought an action against the Company for the recovery of a real estate brokerage commission in the amount of $250,000 relating to the termination of the Company's lease on its former Hauppauge facility. Management believes there is no merit to this claim and is actively defending such action.

     The Company is a party to litigation matters and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows.

12.  Related  Party  Transactions:
     -----------------------------

     Related parties include directors and officers and companies controlled by the directors and officers of the Company.

     Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     Included in accounts payable is $0 for 2006 (2005 - $26,000) and included in accrued liabilities for 2006 is $31,000 (2005 - $23,000) due to related parties.


13.     Earnings  Per  Share:
        ---------------------

        The earnings per share calculations (basic and diluted) at December 31, 2006 and 2005 are based upon the weighted average number of common shares outstanding during each period. There were no reconciling items in the numerator or denominator of the earnings per share calculations in either of the periods presented. Options to purchase 2,145,500 and 2,431,524 shares of common stock with a weighted average exercise price of $0.16 and $0.35 were outstanding at December 31, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be antidilutive. Convertible debentures and warrants were also not included in the weighted average number of shares outstanding because their effect would be antidilutive.


14.    Stock-Based  Compensation:
       --------------------------

a)     Stock  Options
       --------------

          The Company's 1997 Stock Incentive Plan of Sentry Technology Corporation (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation and 3,512,238 common shares were available for grant as of December 31, 2006. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. However, the Saburah investment constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to May 1, 2004. All outstanding stock options are issued at not less than the fair value of the related common stock at the date of grant. At December 31, 2006, 2,145,500 common shares were reserved for issuance in connection with the exercise of stock options. No incentive awards shall be granted under the 1997 Plan after January 14, 2007.

     Cash received from exercise of options during the periods were $7,000 in 2006 and $4,000 in 2005.

     The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:



                               Years Ended December 31,
                               2006                2005
                              --------------------------

Risk-free interest rate         4.46%              4.0%
Expected dividend yield            0%                0%
Expected lives               2 - 3 years       2 - 5 years
Expected volatility              100%              123%

     The following table represents the Company's stock options granted, forfeited or expired and exercised during the year ended December 31, 2006 and 2005:

                                                               Weighted
                                     Number of     Weighted    Average       Aggregate
                                      Shares       Average     Remaining     Intrinsic
                                     Subject to    Exercise   Contractual      Value
                                     Issuance       Price        Term         ($000)
                                    -----------    ---------  -----------    ---------

Outstanding at January 1, 2005       1,275,316     $    0.63
Granted                              1,525,000          0.10
Exercised                              (80,000)         0.05
Forfeited or expired                  (288,792)         0.34
                                    -----------    ---------
Outstanding at December 31, 2005     2,431,524     $    0.35
Granted                                650,000          0.10
Exercised                             (115,000)         0.06                     6
Forfeited or expired                  (821,024)         0.69
                                    -----------    ---------
Outstanding at December 31, 2006     2,145,500     $    0.16      7.9 years      0
                                    ===========    =========    ===========   ======

Exercisable at December 31, 2006       845,000     $    0.26      6.5 years      0
                                    ===========    =========    ===========   ======


     The aggregate intrinsic value of options has been shown as $0 because the weighted average exercise price of the price of the outstanding and exercisable option shares exceeded the year end market price of the Company's common stock.

     The compensation cost recognized in income for stock-based compensation was $35,000 for 2006 and none for 2005.

     As of December 31, 2006, there was $81,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.2 years.

     The weighted average grant date fair value of options granted during the year was $0.06 in 2006 and $0.08 in 2005.

     The  following  is  a  summary  of  stock  options as of December 31, 2006:

                                           Options Outstanding                           Options Exercisable
                              -----------------------------------------------      -------------------------------
                                                                                                     Weighted-
                                              Weighted-      Weighted-average                         average
                               Number of       average           Exercise            Number of        Exercise
Range of Exercise Prices        Options     Remaining Life         Price              Options          Price
-------------------------     ----------    --------------   -----------------      ------------    -------------

$0.05 to $0.15                 2,047,500          8.2           $  0.09               747,500         $  0.09
$0.31 to $0.62                    53,000          2.1              0.60                53,000            0.60
$2.00 to $3.00                    45,000          0.5              2.55                45,000            2.55
                               ---------         ----           -------              --------         -------
$0.05 to $3.00                 2,145,500          7.9           $  0.16               845,500         $  0.26
                               =========         ====           =======              ========         =======


     At December 31, 2006, options for 3,512,238 common shares were available for future grants.


b)     Warrants
       --------

          Sentry currently has outstanding warrants for 13,788,680 (2005 - 5,725,000) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.20 (2005 - $0.15 to $0.20) and expire from April 29, 2007 through January 21, 2009.


15.     Major  Customers  and  Credit  Concentrations:
        ---------------------------------------------

     The Company grants credit to customers who are principally in the retail industry and libraries. During 2005, revenues from one customer represented approximately 10% of total revenues. No other customer accounted for more than 10% of total revenues in 2006 and 2005.

     Canadian revenues approximated $3,050,000 and $2,756,000 in 2006 and 2005, respectively.


16.     Revenues  by  Product  Line:
        ---------------------------



Revenues by product line are as follows:          December 31,
                                           -------------------------
                                                2006       2005
                                                ----       ----
                                                (In thousands)
                                           -------------------------

Electronic Article Surveillance (EAS)      $    6,813    $   6,490
Closed Circuit Television (CCTV)                  590        1,670
SentryVision (R)                                2,809        2,971
Service, installation and other revenues        1,923        2,439
                                           -----------   ----------
Total revenues                             $   12,135    $  13,570
                                           ===========   ==========


Item  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
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


                                 PART III
                                 --------


Item  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------     ---------------------------------------------------------

Directors

The following sets forth information regarding the persons serving as Directors of Sentry:

Peter L. Murdoch, age 53, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director and President of ID Security Systems Canada, Inc. since its inception in 1987 until its acquisition by Sentry. From 1997 through 2004, he served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the next Annual Meeting.


Robert D. Furst, Jr., age 54, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also a founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst is a continuing director on the Board of Directors after the completion of the Dialoc ID Investment. Mr. Furst's term as a Director expires at the next Annual Meeting.

Jonathan G. Granoff, age 56, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the next Annual Meeting.

Executive Officers

The following sets forth information regarding the persons serving as executive officers of the Company:




Name                   Age      Office
----                   ---      ------
Peter  L.  Murdoch      53      Our  President  and  Chief Executive Officer
                                since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing
                                Director  of  ID Security Systems Canada,  Inc.
                                since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dialoc ID. Prior to joining ID
                                Security Systems Canada, Inc., Mr. Murdoch was
                                Vice President  of  Sales  for  Catalyst
                                International Business Systems. He is an economics graduate from the University of Western Ontario.


Peter  J. Mundy         50      Our former Vice President-Finance and Chief
                                Financial Officer. Mr. Mundy also served as our Secretary and Treasurer. Mr. Mundy was
                                Vice  President - Finance, Chief Financial
                                Officer, Secretary and Treasurer of Knogo North
                                America Inc. from December 1994.  Prior thereto,
                                Mr. Mundy served as an  officer  of  Knogo
                                Corporation  where  he  was  Vice President -
                                Corporate Controller from May 1994 and, prior to such time, Corporate Controller and Controller since 1982. Mr. Mundy is a
                                Certified Public Accountant. The employment contract of Peter J. Mundy, Vice President and Chief Financial Officer, terminated on December 31, 2006. In furtherance of the
                                Company's ongoing cost reduction efforts,
                                Mr. Mundy's contract was not renewed.
                                Commencing January 1, 2007, Mr. Mundy will perform certain services for the Company under a six month consulting arrangement pursuant to which he has agreed to provide up to seven hours of services per week.


Joseph  Ryan            57      Our former Vice President - Sales and Marketing
                                from January  2006.  Mr. Ryan was President of
                                Ionic Fusion, a nanotechnology startup from 2003 until 2006. Prior thereto, Mr. Ryan was
                                Executive Administrator of the  Non Profit
                                Faith Based, Christ Fellowship and Place of Hope from 1999 until 2003. From 1978 until 1999
                                Mr. Ryan was with Sensormatic Electronics in various capacities as Vice President of Marketing, Vice President of Business
                                Development, Executive in Charge of the Olympic
                                Games, Sr. Vice President Global Source Tagging and Chairman of Sensor ID, Sensormatic's RFID division. Mr. Ryan's employment terminated as of January 31, 2007.


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

Based solely on a review of the copies of reports furnished to the Company, or written representations, the Company believes that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with, except the following: Robert D. Furst, Jr., a member of the Board, filed a late report on Form 5 on January 15, 2007 with the SEC, for the granting of warrants for 1,150,000 shares of the Company's common stock at an exercise price of $0.10 per share, which was granted on April 28, 2006 and for the grant of warrants for 2,594,340 shares of the Company's common stock at an exercise price of $0.053 per share, which was granted on December 15, 2006; and Peter L. Murdoch, the Company's President, CEO and member of the Board, filed a late report on Form 5 on January 13, 2007 with the SEC, for the granting of warrants for 1,725,000 shares of the Company's common stock at an exercise price of $0.10 per share, which was granted on April 28, 2006 and for the grant of warrants for 2,594,340 shares of the Company's common stock at an exercise price of $0.053 per share, which was granted on December 15, 2006.


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



Item  10.  EXECUTIVE  COMPENSATION.
----------------------------------

                                                                                              Non-Qualified
                                                                               Non-Equity        Deferred       All
                                                            Stock    Option   Incentive Plan   Compensation    Other
                                         Salary     Bonus   Awards   Awards   Compensation       Earnings    Compensation     Total
Name & Principal Position         Year     ($)       ($)      ($)      ($)        ($)              ($)           ($)           ($)

Peter L. Murdoch,
President &                       2005   178,275       -      -         -          -               -             -           178,275
 CEO(1)                           2006   181,145       -      -         -          -               -             -           181,145

Peter J. Mundy,                   2005   136,013       -      -         -          -               -             -           136,013
 VP - CFO (2)                     2006   140,664       -      -         -          -               -           21,370 (3)    162,032

Joseph Ryan, Jr.,                 2006   137,500       -      -      32,881(4)     -               -             -           170,381
 VP - Sales & Marketing (4)



1) Mr. Murdoch received no salary increase in 2006. A portion of his pay is designated in Canadian dollars, which translated into higher US dollars in 2006 when compared to 2005.

(2) The employment contract of Peter J. Mundy, Vice President and Chief Financial Officer, terminated on December 31, 2006. In furtherance of the Company's ongoing cost reduction efforts, Mr. Mundy's contract was not renewed. Commencing January 1, 2007, Mr. Mundy will perform certain services for the Company under a six month consulting arrangement pursuant to which he has agreed to provide up to seven hours of services per week.

(3)  Represents  accrued  vacation  paid  upon  contract  termination.

(4) Mr. Ryan was hired January 31, 2006. Effective January 31, 2007, Mr. Ryan's employment was terminated.

(5)  SFAS 123R expense equaled $32,881.


As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed the lesser of $50,000 or 10% of the annual salary and bonus reported in the table for such individual.


Options Granted in Last Fiscal Year

On January 31, 2006, we granted an option to purchase 500,000 shares to Joseph Ryan at an exercise price of $0.10 per share, which was the market price on the date of grant. The shares vest ratably over a three year period.


Outstanding Equity Awards at 2006 Fiscal Year End

The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2006 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2006, both exercisable and unexercisable, and the value of such options as of that date.



                                      Option Awards                                                   Stock Awards
                 -------------------------------------------------------------------  ----------------------------------------------

                                                                                                                          Equity
                                                                                                                         Incentive
                                                                                                            Equity         Plan
                                                                                                            Incentive     Awards:
                                                                                                            Plan         Market or
                                                                                                            Awards:       Payout
                                               Equity                                                       Number of     Value of
                                              Incentive                                           Market    Unearned     Unearned
                                 Number       Plan Awards:                            Number     Value of   Shares,       Shares,
                   Number          of         Number of                              of Shares   Shares or  Units or     Units or
                     of         Securities    Securities                             or Units    Units of   Other          Other
                  Securities    Underlying    Underlying                             of Stock     Stock     Rights         Rights
                  Underlying    Unexercised   Unexercised    Option       Option     that have   that have  that have    that have
                  Options (#)   Options (#)    Unearned      Exercise    Expiration    not         not      not vested   not vested
Name              Exercisable   Unexercisable  Options (#)   Price (#)     Date       vested      vested    (#)          ($)
(a)                  (b)            (c)           (d)          (e)         (f)         (g)         (h)         (i)          (j)

Peter L. Murdoch      -              -             -            -           -           -           -           -            -

Peter J. Mundy        -              -             -            -           -           -           -           -            -

Joseph Ryan           -           500,000          -         $ 0.10      1/31/2009      -           -           -            -



Employment Agreements and Compensation of Executive Officers; Change of Control Arrangements

The Board set Peter L. Murdoch's compensation, in the capacity of President, at an annual salary of approximately $181,000, in 2006 and $178,000 in 2005.

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

Mr. Mundy was compensated pursuant to a written employment agreement providing for his base salary. The employment agreement was not renewed as of December 31, 2006. Accordingly, Mr. Mundy will receive severance pay an amount equal to 50% of his base pay in effect immediately prior to his expiration of the term of employment, payable monthly, for a period of one year after such expiration.


Compensation  of  Directors

                                                                      Non-Equity       Nonqualified
                                                                      Incentive         Deferred
                        Fees Earned                                     Plan         Compensation
Name                      or Paid          Stock        Option        Compensation       Earnings         All Other
                        in Cash ($)        Awards ($)   Awards ($)        ($)              ($)         Compensation ($)   Total ($)
(a)                        (b)               (c)          (d)             (e)              (f)             (g)             (h)

All Non-employee     $5,000 annual plus                50,000 annually
 Board Members          meeting fees          -        at Fair Market      -                -               -               -
                                                       Value on Date
                                                       of Grant,
                                                       Immediately
                                                          Vested


Mr. Murdoch, who is also our full-time employee receives no additional compensation for his service as a Director. Each Director and Brookfield Technology Fund, in its capacity as an Observer, received an annual retainer of $5,000 for 2006.

In addition, each non-employee Director is eligible to participate in our 1997 Stock Incentive Plan. In May 2006, Mr. Furst, Mr. Granoff and the Brookfield Technology Fund each received options to purchase 50,000 shares of our common stock at exercise prices of $0.10 per share, which was the market price on the date of grant. The options were exercisable immediately and expire after 10 years.

                               [GRAPHIC OMITED]

                                                  PERFORMANCE CHART
                                                  -----------------


                                    12/31/02     12/31/03     12/31/04     12/31/05     12/31/06
                                   -------------------------------------------------------------
Sentry Technology Corporation      $   100      $   675       $  925       $   455      $  290
S&P 600 Small Cap Index            $   100      $   138       $  167       $   178      $  203
S&P Elec. Equip. Index             $   100      $   169       $  155       $   157      $  156


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth the beneficial ownership of our common stock at March 23, 2007, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and (iv) all Directors and executive officers as a group. On March 23, 2007, 120,728,804 shares of common stock were outstanding.



Name and Address of Beneficial Owners
-------------------------------------
                                                                     Shares of       Percent
Directors and Executive Officers                                    Common stock     of Class (1)
--------------------------------                                   --------------   --------------
Peter L. Murdoch (5)
c/o  Saburah Investments Inc.
37 Voyager Court North
Toronto, Ontario M9W 4Y2                                            64,034,436 (2)        51.2%

Robert D. Furst, Jr.                                                20,955,054 (3)        16.8%
c/o Alternative Strategies Advisors LLC
601 Carlson Parkway, Suite 610
Minnetonka, MN 55305

Joan E. Miller                                                         219,500 (4)            *

Jonathan G. Granoff                                                    190,000 (5)            *

All Sentry Directors and executive officers as a group (4 persons)  85,398,990 (6)         65.9%

*     Less than one percent

1) Based on 120,743,804 shares of common stock outstanding as of March 23, 2007. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock that could be purchased by the indicated person within 60 days upon the exercise of stock options.

2) Includes 57,553,596 shares of common stock held by Saburah Investments Inc. of which Mr. Murdoch is the 100% owner and 4,319,340 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days of the date hereof.

3) Includes 4,198,340 shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days of the date hereof. Mr. Furst also holds a warrant to purchase 2,500,000 common shares from Saburah investments Inc., which are excluded from the shares owned. Shares subject to this warrant will be issued from shares currently owned by Saburah.

4) Includes 147,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

5) Includes 130,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.

6) Includes 8,794,680 shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.

------
Item  12.CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-----------------------------------------------------------

In April 2006, Mr. Murdoch, Sentry's CEO and Director and Mr. Furst, a Sentry Director, agreed to provide personal guarantees to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $860,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst are receiving a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R
"Share-Based Payment" and beginning in June 2006 is being written off over the period of the guarantee, which is one year. During the year ended December 31, 2006, $70,000 has been recorded in interest and financing expense related to these warrants and $50,000 will be expensed in 2007.

In addition, in December 2006, Mr. Murdoch and Mr. Furst agreed to provide personal guarantees to Tradition Capital Bank in the amount of U.S. $550,000 in exchange for the bank providing a new revolving credit facility to the Company in the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst are receiving a fee of $14,000, to be shared between them, paid in 6 equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 is being written off over the period of the guarantee, which is six months. During the year ended December 31, 2006, $8,000 has been recorded in interest and financing expense related to these warrants and $83,000 will be expensed in 2007.


Item  13.  EXHIBITS
-------------------

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

2.2 Plan of Merger, merging Sentry Technology Corporation, a Delaware corporation into Knogo North America, Inc., a Delaware corporation, to be effective as of January 1, 2005. Incorporated by reference to Exhibit 2.2 to the Company's annual report on Form 10-KSB for fiscal 2005.

2.3 Certificate of Merger, merging Sentry Technology Corporation, a Delaware corporation into Knogo North America, Inc., a Delaware corporation, effective date January 1, 2005, as filed with the Delaware Secretary of State on April 26, 2005. Incorporated by reference to Exhibit 2.3 to the Company's annual report on Form 10-KSB for fiscal 2005.

2.4 Stock Purchase Agreement, dated April 29, 2004, by and between Sentry Technology Corporation and Saburah Investments, Inc. Incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K dated July 14, 2004.

3.1 Amended and Restated Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on April 26, 2005. Incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-KSB for fiscal 2005.

3.2 Certificate of Amendment of Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on May 27, 2005. Incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-KSB for fiscal 2005.

3.3  Amended  and  Restated  Bylaws of the Company. Incorporated by reference to
     Exhibit  3.3 to the Company's annual report on Form 10-KSB for fiscal 2005.

4.1 Convertible Debenture, dated April 30, 2004, issued by Sentry Technology Corporation to Brascan Technology Fund, Inc. Incorporated by reference to
     Exhibit  2.1  to  Company's Current Report on Form 8-K dated July 14, 2004.

4.2 Warrant Certificate, dated April 30, 2004, issued by Sentry Technology Corporation to Brascan Technology Fund, Inc. Incorporated by reference to
     Exhibit  4.2  to  Company's Current Report on Form 8-K dated July 14, 2004.

4.3 Stakeholders Rights Agreement, dated April 30, 2004, by and among Sentry Technology Corporation, Peter Murdoch, Robert Furst, Saburah Investments Inc., and Brascan Technology Fund Inc. Incorporated by reference to Exhibit
     4.3  to  Company's  Current  Report  on  Form  8-K  dated  July  14,  2004.

10.1 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 333-20135).

10.2 Retirement Savings 401(k) Plan. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 333-20135).

10.3 Contribution and Divestiture Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to
     Exhibit  10.8  to the Company's annual report on Form 10-K for fiscal 1997.

10.4 License Agreement dated December 29, 1994 between Knogo Corporation and Knogo North America Inc. Incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for fiscal 1997.

10.5 Distribution Agreement, dated January 8, 2001, between Sentry and Dialoc ID. Incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 10, 2000.

10.6 Lease Agreement dated September 16, 2003 between Sentry Technology Corporation and G & J Lakeland Realty Corp. Incorporated by reference to
     Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB dated November 4, 2003.

10.7 Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated April 19, 2005. Incorporated by reference to
     Exhibit  10.1  to  the  Company's Current Report on Form 8-K, dated May 18,
     2005.

10.8 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated May 12, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated May 18, 2005.

10.9 Postponement and Subordination Agreement between Brascan Technology Fund, Royal Bank of Canada and Sentry Technology Canada Inc. dated May 12, 2005. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated May 18, 2005.

10.10 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated January 23, 2006. Incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-KSB for fiscal 2005.

10.11 Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated May 15, 2006. Incorporated by reference to
     Exhibit  10.1  to  the  Company's Current Report on Form 8-K, dated May 31,
     2006.

10.12 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated November 27, 2006.

10.13 Revolving Credit Agreement between Tradition Capital Bank and Sentry Technology Corporation, dated December 15, 2006. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 19, 2006.

14 Code of Ethics. Incorporated by reference to Exhibit 14 to the Company's annual report on Form 10-KSB for fiscal 2005.

21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's annual report on Form 10-KSB for fiscal 2005.

23.1 Consent  of  SF  Partnership,  LLP

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2 Certification  by  the  Principal  Financial  Officer Pursuant to 18 U.S.C.
     Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*** In accordance with Item 601(b)(32)(ii) of Regulation S-B, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.



Item  14.  PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES
------------------------------------------------------

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of SF Partnership, LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by SF Partnership, LLP in 2006 and 2005.

Audit  Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB by SF Partnership, LLP in 2006 and 2005 were $78,000 and $65,000, respectively, net of expenses. In 2004, the amount paid to Holtz Rubenstein, LLP, our predecessor auditors, was $104,000, net of expenses.

Audit-Related  Fees

There were no other fees for 2006 and $2,000 for 2005 billed by SF Partnership, LLP for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax  Fees

There were no other fees billed by our independent auditors during the last two fiscal years for tax compliance.

All  Other  Fees

There were no other fees billed by our independent accountants during the last two fiscal years for products and services provided.

SIGNATURES:
-----------

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SENTRY  TECHNOLOGY  CORPORATION



                                           By:     /s/  Joan  E.  Miller
                                                   ---------------------
                                                   Joan  E.  Miller
                                                   Vice  President-Finance,
                                                   Principal  Financial  Officer
                                                   and  Treasurer


Dated:  March  23,  2007


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

Signature                             Title
---------                             -----

/s/  Peter  L.  Murdoch               Chief  Executive Officer and Director
-----------------------
Peter  L.  Murdoch



/s/  Joan  E.  Miller                 Vice  President-Finance,
---------------------                 Principal Financial and Accounting Officer
Joan  E.  Miller                      and  Treasurer


/s/  Robert  D.  Furst,  Jr.          Director
----------------------------
Robert  D.  Furst,  Jr.



/s/  Jonathan  G.  Granoff            Director
--------------------------
Jonathan  G.  Granoff





Dated:  March  23,  2007

EXHIBIT  INDEX
--------------

10.12 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated November 27, 2006.

23.1  Consent  of  SF  Partnership,  LLP.

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification  by the Chief Executive Officer Pursuant to 18 U.S.C.
      Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2 Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***