Form 10QSB
period 2007-03-31
SENTRY TECHNOLOGY CORP
filed 2007-05-15
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

Commission File Number             1-12727
                      ----------------------------------------------------------


                          SENTRY TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                     96-11-3231714
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation  or organization)                       Identification No.)

  1881 Lakeland Avenue, Ronkonkoma, NY                           11779
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  631-739-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
                                Yes  X    No
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes       No  X
                                   -----    -----

As of May 15, 2007, there were 120,743,804 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)

                                Yes       No  X
                                   -----    -----

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                                      INDEX
                                      -----

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets --
         March 31, 2007 and December 31, 2006                            3

         Consolidated Statements of Operations --
         Three Months Ended March 31, 2007 and 2006                      4

         Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 2007 and 2006                      5

         Notes to Condensed Consolidated Financial
         Statements - March 31, 2007                                   6 - 11


Item 2.  Management's Discussion and Analysis of Plan of Operation    11 - 14


Item 3.  Controls and Procedures                                        14


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits                                                       15

Signature                                                               15

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Amounts)

                                                                 MARCH 31,    December 31,
                                                                   2007           2006
                                                               ------------  --------------

                                                               (UNAUDITED)     (Audited)
                             ASSETS
                             ------
Current Assets:
  Cash and cash equivalents                                    $       276   $         360
  Short-term investments                                               262             259
  Accounts receivable, less allowance for doubtful
    accounts of $171 and $160, respectively                          1,714           2,251
  Inventory                                                          3,322           3,005
  Prepaid expenses and other assets                                    339             306
                                                               ------------  --------------
Total current assets                                                 5,913           6,181

PROPERTY AND EQUIPMENT, net                                            598             609
GOODWILL                                                             1,564           1,564
OTHER ASSETS                                                           374             480
                                                               ------------  --------------
  TOTAL ASSETS                                                 $     8,449   $       8,834
                                                               ============  ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
  Bank indebtedness, demand loan and revolving line of credit  $     2,983   $       3,030
  Accounts payable                                                     864             609
  Accrued liabilities                                                1,148           1,078
  Obligations under capital leases - current portion                     2               3
  Deferred income                                                      182             185
                                                               ------------  --------------
Total current liabilities                                            5,179           4,905

OBLIGATIONS UNDER CAPITAL LEASES - less current portion                  8               8
DEFFERED TAX LIABILITY                                                  91              91
CONVERTIBLE DEBENTURE                                                1,955           1,945
                                                               ------------  --------------
Total liabilities                                                    7,233           6,949

MINORITY INTEREST                                                    1,274           1,237

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $0.001 par value; authorized 10,000
    (2006 - 10,000) shares; none issued and outstanding
  Common stock, $0.001 par value; authorized 160,000
    (2006 - 160,000) shares; issued and outstanding 120,744
    and 120,744 shares, respectively                                   121             121
  Additional paid-in capital                                        49,043          49,037
  Accumulated deficit                                              (49,436)        (48,712)
  Accumulated other comprehensive income                               214             202
                                                               ------------  --------------
Total stockholders'(deficit) equity                                    (58)            648
                                                               ------------  --------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    (DEFICIT) EQUITY                                           $     8,449   $       8,834
                                                               ============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Share Amounts)

                                                     Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                     2007            2006
                                                --------------  --------------
                                                         (Unaudited)

REVENUES:
  Sales                                         $       2,329   $       2,285
  Service, installation and other revenues                339             423
                                                --------------  --------------
                                                        2,668           2,708
COST OF SALES AND EXPENSES:
  Cost of sales                                         1,270           1,256
  Customer service expenses                               455             523
  Selling, general and administrative expenses          1,197           1,353
  Research and development                                206             200
                                                --------------  --------------
                                                        3,128           3,332
                                                --------------  --------------
OPERATING LOSS                                           (460)           (624)
INTEREST AND FINANCING EXPENSE, net                       213              82
                                                --------------  --------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST           (673)           (706)
INCOME TAX EXPENSE                                         27              10
                                                --------------  --------------
LOSS BEFORE MINORITY INTEREST                            (700)           (716)
MINORITY INTEREST                                          24              14
                                                --------------  --------------
NET LOSS                                        $        (724)  $        (730)
                                                ==============  ==============

LOSS PER SHARE
  Basic and diluted                             $       (0.01)  $       (0.01)
                                                ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
  Basic and diluted                                   120,744         120,648
                                                ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                     Three Months Ended
                                                                           March 31,
                                                                ------------------------------
                                                                     2007            2006
                                                                --------------  --------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $        (724)  $        (730)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
    Depreciation                                                           32              38
    Amortization of intangibles and other assets                           31              31
    Non-cash consideration                                                 95              19
    Minority interest in net income of consolidated subsidiary             37               8
  Changes in operating assets and liabilities:
    Accounts receivable                                                   549             608
    Inventory                                                            (317)           (200)
    Prepaid expenses and other assets                                     (33)           (134)
    Accounts payable                                                      255              48
    Accrued liabilities                                                    70             652
    Deferred income                                                        (3)             (6)
                                                                --------------  --------------
  Net cash (used in) provided by operating activities                      (8)            334
                                                                --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in short-term investments                                        (3)              2
  Purchase of property and equipment                                      (21)            (11)
  Intangibles                                                              (4)            ---
                                                                --------------  --------------
  Net cash used in investing activities                                   (28)             (9)
                                                                --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on the demand loan and revolving line of credit            (47)           (532)
  Repayment of obligations under capital leases                            (1)             (1)
  Proceeds from exercise of stock options                                 ---               6
                                                                --------------  --------------
  Net cash used in financing activities                                   (48)           (527)
                                                                --------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (84)           (202)
CASH AND CASH EQUIVALENTS, at beginning of period                         360             445
                                                                --------------  --------------
CASH AND CASH EQUIVALENTS, at end of period                     $         276   $         243
                                                                ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007 and 2006


NOTE  1  --  Basis  of  Presentation
------------------------------------
The unaudited consolidated financial statements include the accounts of Sentry Technology Corporation ("Sentry") and its majority-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirement of item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December
31,  2006,  as  filed  with  the  Securities  and  Exchange  Commission ("SEC").

Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE  2  --  Going  Concern
---------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred operating losses, reduced levels of revenues and decreased financial position as a result of not meeting its business plan. The Company had losses of $.7 million for the three month period ended March 31, 2007 and as at March 31, 2007, the Company had an accumulated deficit of $49.4
million.   The  Company's  continuation  as  a  going  concern  is  uncertain.
Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.


NOTE  3  --  Recent  Accounting  Pronouncements
-----------------------------------------------
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value of Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007 and 2006


opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurement". Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently assessing the potential impacts of implementing this standard.


NOTE 4 -- Inventory
-------------------

Inventory consists of the following:     MARCH 31,      December 31,
                                      --------------------------------
                                           2007             2006
                                      ---------------  ---------------
                                               (In thousands)
Raw materials                         $         1,107  $           938
Work-in-process                                   205              233
Finished goods                                  2,010            1,834
                                      ---------------  ---------------
                                      $         3,322  $         3,005
                                      ===============  ===============

Reserves for excess and obsolete inventory totaled $1,301,000 and $1,285,000 as of March 31, 2007 and December 31, 2006, respectively and have been included as a component of the above amounts.


NOTE 5 - Bank Indebtedness, Demand Loan, Revolving Line of Credit
-----------------------------------------------------------------

                                                      MARCH 31,      December 31,
                                                   --------------------------------
                                                        2007             2006
                                                   ---------------  ---------------
                                                            (In thousands)
Royal Bank of Canada - Bank indebtedness           $            19  $            36
Royal Bank of Canada - Demand loan                           2,414            2,519
Tradition Capital Bank - Revolving line of credit              550              475
                                                   ---------------  ---------------
                                                   $         2,983  $         3,030
                                                   ===============  ===============

a)     Royal  Bank  of  Canada
       -----------------------

In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowings under the

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007 and 2006

demand loan were reduced to Canadian $3.6 million (U.S. $3.1 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $866,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the demand loan are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at March 31, 2007), plus 2.75% per annum. Borrowings under this demand loan are secured by substantially all of the Company's assets. As of March 31, 2007, the Company had borrowings of $2.4 million, which exceeded the maximum available under the demand loan, and accordingly, the Company was in violation of the terms of the agreement. RBC has been made aware of the violation and has agreed to waive the violation until April 30, 2007, at which time the Company repaid the excess. As a result of the Company exceeding its availability, its interest rate was increased to RBC's prime rate plus 5% per annum for the entire balance of the loan during the violation period.

At the end of the second quarter of 2006, Mr. Murdoch, Sentry's Chief Executive Officer and Director, and Mr. Furst, a Sentry Director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $866,000) in exchange for RBC providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $43,000, to be shared between them, paid in 12 equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 is being taken into income over the period of the guarantee, which is one year. During the three months ended March 31, 2007, $30,000 has been recorded in interest and financing expense and the remaining $20,000 will be expensed in the second quarter.

b)     Tradition  Capital  Bank
       ------------------------

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital ("TC") Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company may draw up to a maximum of $550,000 under the facility. Interest is payable at TC Bank's prime rate (8.25% at March 31, 2007), plus 1% per annum. As of March 31, 2007, borrowings were at the maximum amount available. Borrowings under this facility are secured by substantially all of the Company's assets in a second position to RBC. In addition, the facility is fully secured by the personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $14,000, to be shared between them, paid in 6 equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 is being taken into income over the period of the guarantee, which is six months. During the three month period ended March 31, 2007, $46,000 has been recorded in interest and financing expense and the remaining $37,000 will be expensed in the second quarter.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007 and 2006


NOTE 6 - Accrued Liabilities
----------------------------

Accrued liabilities consist of the following:              MARCH 31,     December 31,
                                                       --------------------------------
                                                            2007             2006
                                                       ---------------  ---------------
                                                                (In thousands)
Accrued salaries, employee benefits and payroll taxes  $           325  $           297
Other accrued liabilities                                          823              781
                                                       ---------------  ---------------
                                                       $         1,148  $         1,078
                                                       ---------------  ---------------


NOTE 7 - Comprehensive Loss
---------------------------

Comprehensive loss is as follows:               Three Months Ended
                                                     March 31,
                                          --------------------------------
                                               2007             2006
                                          ---------------  ---------------
                                                   (In thousands)
Net loss:                                 $         (724)  $         (730)
Other comprehensive loss:
Foreign currency translation adjustments             (12)              (2)
                                          ---------------  ---------------
Comprehensive loss                        $         (736)  $         (732)
                                          ===============  ===============


NOTE  8  -  Related  Party  Transactions
----------------------------------------
Related parties include directors and officers and companies controlled by the directors and officers of the Company.

Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

See Note 5 for Related Party Transactions.


NOTE 9 -- Stock Based Compensation
----------------------------------

     a)     Stock  Options
            --------------

The Company's 1997 Stock Incentive Plan of Sentry (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation. This plan expired as of January 14, 2007 and the Company is in the process of putting a new plan in place. As such, there were no remaining shares available for grant under this plan at March 31, 2007. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. The Saburah investment constituted a change in control under the

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007 and 2006

1997 Plan, resulting in the immediate vesting of all shares issued prior to May 1, 2004. All outstanding stock options are issued at not less than the fair value of the related common stock at the date of grant. At March 31, 2007, 1,617,000 common shares were reserved for issuance in connection with the exercise of stock options.

Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. SFAS 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Cash received from exercise of options during the periods were none in the three month period ended March 31, 2007 and $6,000 in the three months ended March 31, 2006.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                             Three Months Ended
                                  March 31,
                         ----------------------------
                             2007           2006
                         -------------  -------------
Risk-free interest rate      4.46%         4.375%
Expected dividend yield        0%            0%
Expected lives            2 - 3 YEARS     3 years
Expected volatility           100%          104%

The following table represents the Company's stock options granted, forfeited or expired and exercised during the three months ended March 31, 2007:

                                                         Weighted
                                 Number of   Weighted     Average    Aggregate
                                  Shares      Average    Remaining   Intrinsic
                                Subject to   Exercise   Contractual    Value
                                 Issuance      Price       Term        ($000)
                                -----------  ---------  -----------  ----------
Outstanding at January 1, 2007   2,145,500   $    0.16
Granted                                ---         ---
Exercised                              ---         ---
Forfeited or expired              (528,500)       0.24
                                -----------  ---------
Outstanding at March 31, 2007    1,617,000   $    0.13    7.4 years          0
                                ===========  =========  ===========  ==========

EXERCISABLE AT MARCH 31, 2007      817,000   $    0.17    6.5 YEARS          0
                                ===========  =========  ===========  ==========

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March  31,  2007 and 2006

The aggregate intrinsic value of options has been shown as $0 because the exercise price of the outstanding and exercisable option shares exceeded the period end market price of the Company's common stock.

The compensation cost recognized in income for stock-based compensation was $7,000 and $6,000 for the three month period ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $54,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.4 years.

There were no stock options issued during the three month period ended March 31, 2007. A total of 300,000 options were granted in the same period last year. The weighted average estimated fair value of stock options granted in the three month period ended March 31, 2006 was $0.07.

At March 31, 2007, since the option plan has expired, there are no common shares available for future grants until the new plan is put into place.

     b)     Warrants
            --------

As of March 31, 2007, Sentry has outstanding warrants for 13,788,680 (2006 - 5,725,000) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.20 (2006 - $0.15 to $0.20) and expire from April 29, 2007 through January 21, 2009.


Item 2.  Management's Discussion and Analysis of Plan of Operation.
-------------------------------------------------------------------

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

SENTRY TECHNOLOGY CORPORATION  AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2007 and 2006

Results  of  Operations:
------------------------

Consolidated revenues were 1% lower in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. Our backlog of orders, which we expect to deliver within the next twelve months, was $1.7 million at March 31, 2007. While this is a 19% decrease as compared to $2.1 million at March 31, 2006, this is a 21% increase as compared to $1.4 million at December 31, 2006. Total revenues for the periods presented are broken out as follows:

                                              Q-1          Q-1% Change
                                             2007             2006         Incr (Decr)
                                        ---------------  ---------------  --------------
                                                 (in thousands)
Electronic Article Surveillance (EAS)   $         1,653  $         1,511              9%
Closed Circuit Television (CCTV)                     96              207           (54%)
SentryVision(R)                                     580              567              2%
                                        ---------------  ---------------  --------------
Total sales                                       2,329            2,285              2%
Service, maintenance and installation               339              423           (20%)
                                        ---------------  ---------------  --------------
Total revenues                          $         2,668  $         2,708            (1%)
                                        ===============  ===============  ==============

Sales in the first quarter of 2007 were slightly higher than the same period in 2006. We had growth in EAS sales in the North American library sector principally due to higher sales of our QuickCheck patron self check book-borrowing systems. CCTV revenues decreased due to a weak sector performance. There was an increase in international sales of our SentryVision(R) SmartTrack systems, which was partially offset by lower domestic sales. Installation revenues were lower in 2007 as compared to 2006 due to increased sales of our EAS library business, where installation revenue is lower than our CCTV and SentryVision(R) sales.

Cost of sales remained constant at 55% in both the three month period ended March 31, 2007 and 2006.

The 13% decrease in customer service expenses in the first quarter of 2007 as compared to the first quarter of 2006 is primarily attributable to a decrease in the number of customer service employees and lower outside service contractor costs as a result of lower installation revenues.

Selling, general and administrative expenses were 12% lower in the three month period ended March 31, 2007 when compared to the same period of the previous year. The decreases in expenses in 2007 are principally a result of administrative cost reductions including reduced headcount, accounting fees and sales promotion costs. These were partially offset by a higher foreign exchange loss.

The 3% increase in research and development costs in the first quarter of 2007 when compared to the first quarter of 2006 is primarily a result of increased use of engineering consulting firms and prototype costs for new products. These were partially offset by a reduced headcount.

Total interest and financing costs increased 160% in the first quarter of 2007 compared to the first quarter of 2006. The increase is primarily a result of financing costs (including the non-cash amortization of warrants issued) related to the loan guarantees provided by the Company's directors as well as increased interest expenses on a higher average debt outstanding.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2007 and 2006

The income tax expense in all the periods presented principally results from the taxable income of one of our Canadian subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards. A 170% increase from the same period last year is primarily the result of higher taxable income earned by the Company's subsidiary.

As a result of the foregoing, Sentry had losses of $724,000 in the quarter ended March 31, 2007 as compared to a net loss of $730,000 in the quarter ended March 31, 2006.


Liquidity  and  Capital  Resources  as  of  March  31,  2007

At March 31, 2007, we had cash and short-term investments of $538,000, working capital of $734,000 and total assets of $8,449,000. Cash used in operating activities was $8,000 for the three month period ended March 31, 2007. Cash was principally used to finance increases in inventory levels purchased in anticipation of higher sales activity levels. This was partially offset by cash generated from reductions in accounts receivable resulting from improved collection efforts as well as an increase in accounts payable and accrued liabilities.

Cash used in investing activities was $28,000 during the first three months of 2007 principally for the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated through the remainder of the year, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash used in financing activities was $48,000 during the first quarter of 2007 primarily due to payments made under our credit facilities. Borrowing availability under the credit facilities has principally been based upon the combined levels of receivables and inventory, which declined in the first three months of 2007. The extra availability under the credit facility was principally related to the loan guarantees provided by our directors and the overdraft allowed by RBC.

In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowings under the demand loan were reduced to Canadian $3.6 million (U.S. $3.1 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $866,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the demand loan are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at March 31, 2007), plus 2.75% per annum. Borrowings under this demand loan are secured by substantially all of the Company's assets. As of March 31, 2007, the Company had borrowings of $2.4 million, which exceeded the maximum available under the demand loan, and accordingly, the Company was in violation of the terms of the agreement. RBC has been made aware of the violation and has agreed to waive the violation until April 30, 2007, at which time the Company repaid the excess. As a result of the Company exceeding its availability, its interest rate was increased to RBC's prime rate plus 5% per annum for the entire balance of the loan during the violation period.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. Sentry's revenues declined and we continued to incur operating losses through the first three months of 2007. This has substantially reduced the Company's available cash reserves and limited

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2007 and 2006

our ability to secure additional bank financing. A majority of the Company's cash is held at the 51% owned subsidiary. The Company has instituted certain plans to increase its revenue base as well as preserve its cash. While we believe that we have developed solid sales leads with some of the world's largest retailers, we continued to see delays in receipt of current orders, which caused us to continue to operate in a cash flow deficit for the first three months of the year.

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


Related  Party  Transactions
----------------------------
Details of related party transactions are included in Note 8 of this Form
10-QSB.


Item  3.  Controls  and  Procedures

As  of  the  end  of  the  period  covered  by  this  report,  Sentry Technology
Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Sentry Technology Corporation's periodic SEC filings.

There has been no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II  - OTHER INFORMATION


Item 6 - Exhibits

     (a)  Exhibits:

          31.1 - Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

          31.2 - Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

          32.1 - Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

          32.2 - Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

          *** In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.


SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SENTRY TECHNOLOGY CORPORATION
                                -----------------------------


Date:     May 15, 2007          By: /s/ JOAN E. MILLER
          ------------              --------------------------------------------
                                    Joan E. Miller, Vice President - Finance
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)