Form 10QSB
period 2007-06-30
SENTRY TECHNOLOGY CORP
filed 2007-08-14
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2007

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

Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes [ ]     No [X]

As of August 14, 2007, there were 120,743,804 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)

                              Yes [ ]     No [X]

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                                      INDEX
                                      -----


                                                                          Page No.
                                                                          --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets --
           June 30, 2007 (Unaudited) and December 31, 2006                    3

           Consolidated Statements of Operations --
           Three Months Ended June 30, 2007 and 2006
           And Six Months Ended June 30, 2007 and 2006 (Unaudited)            4

           Consolidated Statements of Cash Flows --
           Six Months Ended June 30, 2007 and 2006 (Unaudited)                5

           Notes to Condensed Consolidated Financial
           Statements - June 30, 2007                                       6 - 12


Item 2.    Management's Discussion and Analysis of Plan of Operation       13 - 15


Item 3.    Controls and Procedures                                            16


PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits                                                           16

Signature                                                                     17

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Amounts)


                                                                  JUNE 30,     December 31,
                                                                    2007           2006
                                                                ------------  --------------

                                                                (UNAUDITED)     (Audited)
                              ASSETS
                              ------
Current Assets:
   Cash and cash equivalents                                    $       266   $         360
   Short-term investments                                                94             259
   Accounts receivable, less allowance for doubtful
     accounts of $183 and $160, respectively                          1,310           2,251
   Inventory                                                          3,384           3,005
   Prepaid expenses and other assets                                    334             306
                                                                ------------  --------------
Total current assets                                                  5,388           6,181

PROPERTY AND EQUIPMENT, net                                             625             609
GOODWILL                                                              1,564           1,564
OTHER ASSETS                                                            314             480
                                                                ------------  --------------
   TOTAL ASSETS                                                 $     7,891   $       8,834
                                                                ============  ==============

          LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
          -----------------------------------------------
Current Liabilities:
   Bank indebtedness, demand loan and revolving line of credit  $     3,035   $       3,030
   Accounts payable                                                   1,038             609
   Accrued liabilities                                                1,005           1,078
   Obligations under capital leases - current portion                     2               3
   Deferred income                                                      246             185
                                                                ------------  --------------
Total current liabilities                                             5,326           4,905

OBLIGATIONS UNDER CAPITAL LEASES - less current portion                   8               8
DEFFERED TAX LIABILITY                                                   99              91
CONVERTIBLE DEBENTURE                                                 1,966           1,945
                                                                ------------  --------------
Total liabilities                                                     7,399           6,949

MINORITY INTEREST                                                     1,243           1,237

STOCKHOLDERS' (DEFICIT) EQUITY
   Preferred stock, $0.001 par value; authorized 10,000
     (2006 - 10,000) shares; none issued and outstanding
   Common stock, $0.001 par value; authorized 190,000
     (2006 - 160,000) shares; issued and outstanding 120,744
     and 120,744 shares, respectively                                   121             121
   Additional paid-in capital                                        49,050          49,037
   Accumulated deficit                                              (50,334)        (48,712)
   Accumulated other comprehensive income                               412             202
                                                                ------------  --------------
Total stockholders' (deficit) equity                                   (751)            648
                                                                ------------  --------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   (DEFICIT) EQUITY                                             $     7,891   $       8,834
                                                                ============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)


                                                        Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                 ------------------------------------  ------------------------------------
                                                       2007               2006               2007               2006
                                                            (Unaudited)                            (Unaudited)
REVENUES
   Sales                                         $          1,991   $          2,526   $          4,320   $          4,811
   Service, installation and other revenues                   437                406                776                829
                                                 -----------------  -----------------  -----------------  -----------------
                                                            2,428              2,932              5,096              5,640

COST OF SALES AND EXPENSES:
   Cost of sales                                            1,106              1,302              2,376              2,558
   Customer service expenses                                  485                558                940              1,081
   Selling, general and administrative expenses             1,395              1,324              2,592              2,677
   Research and development                                   185                204                391                404
                                                 -----------------  -----------------  -----------------  -----------------
                                                            3,171              3,388              6,299              6,720
                                                 -----------------  -----------------  -----------------  -----------------
OPERATING LOSS                                               (743)              (456)            (1,203)            (1,080)
INTEREST AND FINANCING EXPENSE, net                           193                 86                406                168
                                                 -----------------  -----------------  -----------------  -----------------
LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                     (936)              (542)            (1,609)            (1,248)
INCOME TAX (RECOVERY) EXPENSE                                 (20)                30                  7                 40
                                                 -----------------  -----------------  -----------------  -----------------
LOSS BEFORE MINORITY INTEREST                                (916)              (572)            (1,616)            (1,288)
MINORITY INTEREST                                              18                (26)                (6)               (40)
                                                 -----------------  -----------------  -----------------  -----------------
NET LOSS                                         $           (898)  $           (598)  $         (1,622)  $         (1,328)
                                                 =================  =================  =================  =================

LOSS PER SHARE
   Basic and diluted                             $          (0.01)  $          (0.00)  $          (0.01)  $          (0.01)
                                                 =================  =================  =================  =================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   Basic and diluted                                      120,744            120,729            120,744            120,689
                                                 =================  =================  =================  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                      2007            2006
                                                                 --------------  --------------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $      (1,622)  $      (1,328)
   Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation                                                           63              78
     Amortization of intangibles and other assets                           63              61
     Deferred income taxes                                                   7               2
     Non-cash consideration                                                187              89
     Minority interest in net income of consolidated subsidiary              6              88
   Changes in operating assets and liabilities:
     Accounts receivable                                                 1,151             998
     Inventory                                                            (379)           (344)
     Prepaid expenses and other assets                                     (28)           (225)
     Accounts payable                                                      429             104
     Accrued liabilities                                                   (73)            412
     Deferred income                                                        61              (1)
                                                                 --------------  --------------
   Net cash used in operating activities                                  (135)            (66)
                                                                 --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in short-term investments                                       165             (15)
   Purchase of property and equipment                                      (79)            (87)
   Intangibles                                                             (49)            (19)
                                                                 --------------  --------------
   Net cash provided by (used in) investing activities                      37            (121)
                                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on the demand loan and revolving line of credit              5             (19)
   Repayment of obligations under capital leases                            (1)             (1)
   Proceeds from exercise of stock options                                 ---              22
                                                                 --------------  --------------
   Net cash provided by financing activities                                 4               2
                                                                 --------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (94)           (185)
CASH AND CASH EQUIVALENTS, at beginning of period                          360             445
                                                                 --------------  --------------
CASH AND CASH EQUIVALENTS, at end of period                      $         266   $         260
                                                                 ==============  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                                         $         254   $         145
                                                                 ==============  ==============
Income taxes                                                     $          10   $           8
                                                                 ==============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007 and 2006


NOTE 1 -- Basis of Presentation
-------------------------------
The unaudited consolidated financial statements include the accounts of Sentry Technology Corporation ("Sentry") and its majority-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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


NOTE 2 -- Going Concern
-----------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred operating losses, reduced levels of revenues and decreased financial position as a result of not meeting its business plan. The Company had losses of $1.6 million for the six month period ended June 30, 2007 and as at June 30, 2007, the Company had an accumulated deficit of $50.3
million.   The  Company's  continuation  as  a  going  concern  is  uncertain.
Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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

NOTE  3  --  Recent  Accounting  Pronouncements
-----------------------------------------------

On May 2, 2007 the FASB issued FASB Interpretation FIN No. 48-1, "Definition of Settlement in FASB Interpretation 48" ("FIN 48-1"). FIN 48-1 amends FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109", to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. The Company is currently assessing the potential impacts of implementing this standard.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007 and 2006


In May 2007, the FASB issued a FASB Staff Position on FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46 (R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, "Investment Companies". The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company's consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.'' SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide from Investment Companies (the Guide). Investment companies that are within the scope of the Guide report investments at fair value;
consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company's consolidated financial statements.

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


NOTE 4 -- Inventory
-------------------

  Inventory consists of the following:                          JUNE 30,       December 31,
                                                                  2007             2006
                                                             ---------------  --------------
                                                                      (In thousands)
                                                             ---------------  --------------
  Raw materials                                              $         1,230  $           938
  Work-in-process                                                        201              233
  Finished goods                                                       1,953            1,834
                                                             ---------------  ---------------
                                                             $         3,384  $         3,005
                                                             ===============  ===============


Reserves for excess and obsolete inventory totaled $1,227,000 and $1,285,000 as of June 30, 2007 and December 31, 2006, respectively and have been included as a component of the above amounts.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007 and 2006


NOTE 5 - Bank Indebtedness, Demand Loan, Revolving Line of Credit and Subsequent
--------------------------------------------------------------------------------
Event
-----

                                                                JUNE 30,       December 31,
                                                                  2007             2006
                                                             ---------------  ---------------
                                                                      (In thousands)
                                                             ---------------  ---------------
Royal Bank of Canada - Bank indebtedness                     $            85  $            36
Royal Bank of Canada - Demand loan                                     2,400            2,519
Tradition Capital Bank - Revolving line of credit                        550              475
                                                             ---------------  ---------------
                                                             $         3,035  $         3,030
                                                             ===============  ===============


a)   Royal Bank of Canada
     --------------------

In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowings under the demand loan were reduced to Canadian $3.6 million (U.S. $3.4 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $939,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the demand loan are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at June 30, 2007), plus 2.75% per annum. Borrowings under this demand loan are secured by substantially all of the Company's assets. As of June 30, 2007, the Company had borrowings of $2.4 million, which exceeded the maximum available (subject to above limitations) under the demand loan, and accordingly, the Company was in violation of the terms of the agreement. RBC has been made aware of the violation and has agreed to waive the violation at June 30, 2007. The Company is presently in negotiations with RBC to further amend the agreement.

At the end of the second quarter of 2006, Mr. Murdoch, Sentry's Chief Executive Officer and Director, and Mr. Furst, a Sentry Director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1.0 million (U.S. $939,000) in exchange for RBC providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in 12 equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. During the three and six month periods ended June 30, 2007, $20,000 and $50,000, respectively, has been recorded in interest and financing expense. These guarantees expired in June 2007 and were subsequently renewed in July 2007. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive fully vested, two year warrants to purchase approximately 7.4 million shares of the Company's common stock, at an exercise price of $0.065, to be shared between them. As additional compensation, Mr. Murdoch and Mr. Furst will receive an annual cash fee, to be shared between them, equal to 5% of the guarantee value (Canadian $1.0 million) payable until the loan guarantees expire (June 2008 and December 2007 for Mr. Murdoch and Mr. Furst, respectively).

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007 and 2006


b)   Tradition Capital Bank
     ----------------------

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital ("TC") Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company may draw up to a maximum of $550,000 under the facility. Interest is payable at TC Bank's prime rate (8.25% at June 30, 2007), plus 1% per annum. As of June 30, 2007, borrowings were at the maximum amount available. Borrowings under this facility are secured by substantially all of the Company's assets in a second position to RBC. In addition, the facility is fully secured by the personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in 6 equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 was taken into income over the period of the guarantee, which is six months. During the three and six month periods ended June 30, 2007, $37,000 and $83,000, respectively, has been recorded in interest and financing expense. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until December 31, 2007. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive fully vested, two year warrants to purchase approximately 4.2 million shares of the Company's common stock, at an exercise price of $0.065, to be shared between them. As additional compensation, Mr. Murdoch and Mr. Furst will receive an annual cash fee, to be shared between them, equal to 5% of the guarantee value($550,000) payable until the loan guarantees expire on December 31, 2007.


NOTE 6 - Accrued Liabilities
----------------------------

Accrued liabilities consist of the following:             JUNE 30,       December 31,
                                                       ---------------  ---------------
                                                            2007             2006
                                                       ---------------  ---------------
                                                               (In thousands)
Accrued salaries, employee benefits and payroll taxes  $           259  $           297
Other accrued liabilities                                          746              781
                                                       ---------------  ---------------
                                                       $         1,005  $         1,078
                                                       ===============  ===============


NOTE 7 - Comprehensive Loss
---------------------------

Comprehensive loss is as follows:                Three Months Ended                Six Months Ended
                                                      June 30,                          June 30,
                                                2007             2006             2007             2006
                                          ---------------  ---------------  ---------------  ---------------
                                                                   (in thousands)
Net loss:                                 $         (898)  $         (598)  $       (1,622)  $       (1,328)
Other comprehensive income (loss):
Foreign currency translation adjustments             198               51              210               49
                                          ---------------  ---------------  ---------------  ---------------
Comprehensive loss                        $         (700)  $         (547)  $       (1,412)  $       (1,279)
                                          ---------------  ===============  ---------------  ===============

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007 and 2006


NOTE 8 - Related Party Transactions
-----------------------------------
Related parties include directors and officers and companies controlled by the directors and officers of the Company.

Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

See Note 5 for Related Party Transactions in regard to Directors guarantees.


NOTE 9 -- Stock Based Compensation
----------------------------------

     a)   Stock Options
          -------------

The Company's 1997 Stock Incentive Plan of Sentry (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation. This plan expired as of January 14, 2007 and as such, there were no remaining shares available for grant under this plan at June 30, 2007. The plan was renewed on May 18, 2007 (the "2007 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 5,000,000 shares of common stock as stock-based compensation. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. The purchase of stock by Saburah Investments Inc. constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to May 1, 2004. All outstanding stock options are issued at not less than the fair value of the related common stock at the date of grant. At June 30, 2007, under the 1997 plan, 1,550,500 common shares were reserved for issuance in connection with the exercise of stock options. Under the 2007 plan, 511,500 common shares were reserved for issuance in connection with the exercise of stock options during the quarter ended June 30, 2007.

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

There was no cash received from exercise of options during the three and six month periods ended June 30, 2007.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007 and 2006

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                          Three Months Ended       Six Months Ended
                                June 30,               June 30,
                            2007        2006        2007         2006
                         ----------  ----------  ----------  ------------
Risk-free interest rate       4.82%       4.75%       4.82%         4.46%
Expected dividend yield          0%          0%          0%            0%
Expected lives           2-5 YEARS     2 years   2-5 YEARS   2 - 3 years
Expected volatility             80%         87%         80%          100%

The following table represents the Company's stock options granted, forfeited or expired and exercised during the six months ended June 30, 2007:

                                                         Weighted
                                 Number of   Weighted     Average    Aggregate
                                  Shares      Average    Remaining   Intrinsic
                                Subject to   Exercise   Contractual    Value
                                 Issuance      Price       Term        ($000)
                                -----------  ---------  -----------  ----------
Outstanding at January 1, 2007   2,145,500   $    0.16
Granted                            511,500        0.06
Exercised                              ---         ---
Forfeited or expired              (595,000)       0.29
                                -----------  ---------
OUTSTANDING AT JUNE 30, 2007     2,062,000   $    0.10    7.9 YEARS          0
                                ===========  =========  ===========  ==========

EXERCISABLE AT JUNE 30, 2007     1,032,000   $    0.11    7.3 YEARS          0
                                ===========  =========  ===========  ==========

The aggregate intrinsic value of options has been shown as $0 because the exercise price of the outstanding and exercisable option shares exceeded the period end market price of the Company's common stock.

The compensation cost recognized in income for stock-based compensation was $7,000 and $14,000 for the three and six month periods ended June 30, 2007 and was $6,000 and $18,000 for the three and six month periods ended June 30, 2006, respectively.

As of June 30, 2007, there was $64,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.3 years.

There were 511,500 options issued during the six month period ended June 30, 2007 with a weighted average estimated fair value of $0.06. There were 650,000 options issued during the six month period ended June 30, 2006 with a weighted average estimated fair value of $0.10.

At June 30, 2007, the 1997 option plan expired; there were no common shares available for future grant under this plan. Under the 2007 option plan there were 4,488,500 options available for grant as of June 30, 2007.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June  30,  2007  and  2006


     b)   Warrants
          --------

As of June 30, 2007, Sentry has outstanding warrants for 13,363,680 (June 30, 2006 - 8,600,000) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.20 (June 30, 2006 - $0.10 to $0.20) and expire from April 28, 2008 through January 22, 2009.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2007 and 2006


Item 2. Management's Discussion and Analysis of Plan of Operation.
------------------------------------------------------------------

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


Results of Operations:
----------------------

Consolidated revenues were 17% lower in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. For the six month period ended June 30, 2007 consolidated revenues were 10% lower than in the same period of last year. Our backlog of orders, which we expect to deliver within the next twelve months, was $3.3 million at June 30, 2007, an increase of 65% as compared to $2.0 million at June 30, 2006, and a 136% increase as compared to $1.4 million at December 31, 2006. Total revenues for the periods presented are broken out as follows:

                                   Q-2       Q-2       %       6 Mos.    6 Mos.      %
                                   2007      2006    Change     2007      2006    Change
                                 --------  --------  -------  --------  --------  -------
                                   (in thousands)               (in thousands)
EAS                              $  1,247  $  1,865     (33)  $  2,900  $  3,376     (14)
CCTV                                   53       168     (68)       149       375     (60)
SentryVision                          691       493      40      1,271     1,060      20
                                 --------  --------  -------  --------  --------  -------
Total sales                         1,991     2,526     (21)     4,320     4,811     (10)
Service, installation and other       437       406       8        776       829      (6)
                                 --------  --------  -------  --------  --------  -------
Total revenues                   $  2,428  $  2,932     (17)  $  5,096  $  5,640     (10)
                                 ========  ========  =======  ========  ========  =======

Sales in the second quarter of 2007 continued to be soft. EAS and CCTV revenues decreased due to a weak sector performance. There was an increase in international sales of our SentryVision SmartTrack systems, which was partially offset by lower domestic sales. Installation revenues were lower in the six month period of 2007 as compared to 2006 due to related lower sales revenue. The increase in the three month period compared to the same period last year was principally the result of higher SentryVision (R) sales. However, the increase in the order backlog is illustrative of a positive trend in new business that is expected to continue throughout 2007.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2007 and 2006


Cost of sales were 56% and 55% of total sales in the three and six month periods ended June 30, 2007 compared to 52% and 53% in the three and six month periods ended June, 30, 2006. We continue to have slightly lower margins due to an increase in the percentage of total sales to foreign dealers.

The 13% decrease in customer service expenses in the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006 is primarily attributable to a decrease in the number of customer service employees and increase use of outside service contractors in order to better manage total customer service costs during fluctuations in activity levels between periods.

Selling, general and administrative expenses were 5% higher and 3% lower in the three and six month periods ended June 30, 2007 when compared to the same periods of the previous year. An increase in the three month period compared to the same period last year was principally the result of foreign exchange losses of $292,000 which were partially offset by lower headcount, travel and promotional costs. A decrease in the six month period compared to the same period last year was attributable to lower headcount, travel and promotional costs which was partially offset by foreign exchange losses of $337,000.

The decrease in research and development costs in the second quarter and first six months of 2007 when compared to the second quarter and first six months of 2006 is primarily a result of a reduced headcount.

Total interest and financing costs increased in the three and six month periods ended June 30, 2007 primarily as a result of financing costs (including the non-cash amortization of warrants issued) related to the loan guarantees provided by the Company's directors as well as increased interest expenses on a higher average outstanding debt.

The income tax expense in all the periods presented principally results from the taxable income of one of our Canadian subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had losses of $898,000 and 1,622,000 in the quarter and six months ended June 30, 2007 as compared to losses of $598,000 and $1,328,000 in the quarter and six months ended June 30, 2006.


Liquidity and Capital Resources as of June 30, 2007

At June 30, 2007, we had cash and short-term investments of $360,000, working capital of $62,000 and total assets of $7,891,000. Cash used in operating activities was $135,000 for the six month period ended June 30, 2007. Cash was principally used to finance increases in inventory levels purchased in anticipation of higher sales levels. Cash was generated from reductions in accounts receivable as well as an increase in accounts payable.

Cash provided by investing activities was $37,000 during the first six months of 2007 due to use of short term investments, partially offset by the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated through the remainder of the year, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash provided by financing activities was $4,000 during the first six months of 2007 primarily due to increased borrowings under our credit facilities. Borrowing availability under the credit facilities has principally been based upon the combined levels of receivables and inventory, which was a net decline in

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2007 and 2006

the first six months of 2007. The extra availability under the credit facility was principally related to the loan guarantees provided by our directors and the overdraft allowed by RBC.

In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with Royal Bank of Canada ("RBC") by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowings under the demand loan were reduced to Canadian $3.6 million (U.S. $3.4 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $939,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the demand loan are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at June 30, 2007), plus 2.75% per annum. Borrowings under this demand loan are secured by substantially all of the Company's assets. As of June 30, 2007, the Company had borrowings of $2.4 million, which exceeded the maximum available under the demand loan, and accordingly, the Company was in violation of the terms of the agreement. RBC has been made aware of the violation and has agreed to waive the violation at June 30, 2007. The Company is presently in negotiations with RBC to further amend the agreement.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. Sentry's revenues declined and we continued to incur operating losses through the first six months of 2007. This has substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing. A majority of the Company's cash is held at the 51% owned subsidiary. The Company has instituted certain plans to increase its revenue base as well as preserve its cash.

Recently the Company completed a successful market trial of its OperationalVideo system that uses our patented SmartTrack traveling system to manage safety and security as well as retail business operations such as sign placement, product merchandising and employee procedure compliance over the internet. Management believes that OperationalVideo will contribute a significant new revenue stream beginning in the third quarter of 2007.

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

Related Party Transactions
--------------------------
Details of related party transactions are included in Note 8 of this Form
10-QSB.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION
June 30, 2007 and 2006


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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION
June 30, 2007 and 2006


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SENTRY TECHNOLOGY CORPORATION
                                 -----------------------------


Date: August 14, 2007            By: /s/ JOAN E. MILLER
      ---------------                -------------------------------------------
                                    Joan E. Miller, Vice President - Finance
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)