Form 10QSB
period 2007-09-30
SENTRY TECHNOLOGY CORP
filed 2007-11-13
CIK 1030708

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2007

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                 Commission File Number       1-12727


                          SENTRY TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


              Delaware                                    96-11-3231714
     ---------------------------                      --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)


       1881 Lakeland Avenue,  Ronkonkoma, NY                    11779
   -----------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)



                                 631-739-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     Yes     X          No
          ------           ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes               No     X
          ------           ------

As of November 13, 2007, there were 120,743,804 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)

     Yes               No     X
         ------            ------

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                   Page No.
                                                                   --------
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

     Consolidated Balance Sheets --
     September 30, 2007 (Unaudited) and December 31, 2006              3

     Consolidated Statements of Operations --
     Three Months Ended September 30, 2007 and 2006 (Unaudited)
     And Nine Months Ended September 30, 2007 and 2006 (Unaudited)     4

     Consolidated Statements of Cash Flows --
     Nine Months Ended September 30, 2007 and 2006 (Unaudited)         5

     Notes to Condensed Consolidated Financial
     Statements - September 30, 2007                                 6 - 13


Item 2.  Management's Discussion and Analysis of Plan of Operation   14 -18


Item 3.     Controls and Procedures                                    19



PART II.   OTHER INFORMATION

Item 6.     Exhibits                                                   19

Signature                                                              20

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Amounts)
                                                                 September 30,        December 31,
                                                                    2007                 2006
                                                                    ----                 ----

                                                                 (Unaudited)           (Audited)
                      ASSETS
--------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                      $     361           $    360
   Short-term investments                                               200                259
   Accounts receivable, less allowance for doubtful
     accounts of $199 and $160, respectively                          2,662              2,251
   Inventory                                                          3,114              3,005
   Prepaid expenses and other current assets                            805                306
                                                                  ----------          ---------
Total current assets                                                  7,142              6,181

PROPERTY AND EQUIPMENT, net                                             638                609
GOODWILL                                                              1,564              1,564
OTHER ASSETS                                                            302                480
                                                                  ----------          ---------
     TOTAL ASSETS                                                 $   9,646           $  8,834
                                                                  ==========          =========

    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
--------------------------------------------------------
Current Liabilities:
   Bank indebtedness, demand loan and revolving line of credit    $   3,796           $  3,030
   Accounts payable                                                   1,289                609
   Accrued liabilities                                                1,478              1,078
   Obligations under capital leases - current portion                     2                  3
   Deferred income                                                      183                185
                                                                  ----------          ---------
Total current liabilities                                             6,748              4,905

OBLIGATIONS UNDER CAPITAL LEASES - less current portion                   8                  8
DEFFERED TAX LIABILITY                                                  106                 91
CONVERTIBLE DEBENTURE                                                 1,976              1,945
                                                                  ----------          ---------
Total liabilities                                                     8,838              6,949

MINORITY INTEREST                                                     1,199              1,237

STOCKHOLDERS' (DEFICIT) EQUITY
   Preferred stock, $0.001 par value; authorized 10,000
     (2006 - 10,000) shares; none issued and outstanding
   Common stock, $0.001 par value; authorized 190,000
     (2006 - 160,000) shares; issued and outstanding 120,744
     (2006 - 120,744) shares                                            121                121
   Additional paid-in capital                                        49,413             49,037
   Accumulated deficit                                              (50,502)           (48,712)
   Accumulated other comprehensive income                               577                202
                                                                  ----------          ---------
Total stockholders' (deficit) equity                                   (391)               648
                                                                  ----------          ---------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   (DEFICIT) EQUITY                                               $   9,646           $  8,834
                                                                  ==========          =========


The accompanying notes are an integral part of these condensed consolidated financial statements


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

                                                                  Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                                 ------------------------------------------------------------
                                                                  2007            2006                2007            2006
                                                                      (Unaudited)                           (Unaudited)
REVENUES
   Sales                                                       $  3,222        $  2,231             $  7,542        $  7,042
   Service, installation and other revenues                         839             512                1,615           1,341
                                                               ---------       ---------            ---------       ---------
                                                                  4,061           2,743                9,157           8,383

COST OF SALES AND EXPENSES:
   Cost of sales                                                  1,799           1,217                4,175           3,775
   Customer service expenses                                        692             520                1,632           1,601
   Selling, general and administrative expenses                   1,403           1,287                3,995           3,964
   Research and development                                         165             210                  556             614
                                                               ---------       ---------            ---------       ---------
                                                                  4,059           3,234               10,358           9,954
                                                               ---------       ---------            ---------       ---------
OPERATING INCOME (LOSS)                                               2            (491)              (1,201)         (1,571)
INTEREST AND FINANCING EXPENSE, net                                 221             141                  627             309
                                                               ---------       ---------            ---------       ---------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST                                            (219)           (632)              (1,828)         (1,880)
INCOME TAX (RECOVERY) EXPENSE                                        (7)             30                  ---              70
                                                               ---------       ---------            ---------       ---------
LOSS BEFORE MINORITY INTEREST                                      (212)           (662)              (1,828)         (1,950)
MINORITY INTEREST                                                    44             (21)                  38             (61)
                                                               ---------       ---------            ---------       ---------
NET LOSS                                                       $   (168)       $   (683)            $ (1,790)       $ (2,011)
                                                               =========       =========            =========       =========

LOSS PER SHARE
   Basic and diluted                                           $  (0.00)       $  (0.01)            $  (0.01)       $  (0.02)
                                                               =========       =========            =========       =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  Basic and diluted                                             120,744         120,744              120,744         120,707
                                                               =========       =========            =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)



                                                                                Nine Months Ended
                                                                                 September 30,
                                                                                ------------------
                                                                           2007                 2006
                                                                       -----------          ------------
                                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (1,790)           $  (2,011)
    Adjustments to reconcile net loss
       to net cash provided by (used in) operating activities:
       Depreciation                                                           93                  116
       Amortization of intangibles and other assets                           92                  118
       Deferred income taxes                                                  15                    2
       Non-cash consideration                                                267                  108
       Minority interest in net income of consolidated subsidiary            (38)                 107
    Changes in operating assets and liabilities:
       Accounts receivable                                                  (411)                 640
       Inventory                                                            (109)                (568)
       Prepaid expenses and other assets                                    (359)                (104)
       Accounts payable                                                      680                  214
       Accrued liabilities                                                   400                  618
       Deferred income                                                        (2)                   6
                                                                       ----------           ----------
    Net cash used in operating activities                                 (1,162)                (754)
                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                         59                  131
    Purchase of property and equipment                                      (122)                 (91)
    Intangibles                                                               86                  (26)
                                                                       ----------           ----------
    Net cash provided by investing activities                                 23                   14
                                                                       ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on the demand loan and revolving line of credit             766                  377
    Repayment of obligations under capital leases                             (1)                  (4)
    Proceeds from exercise of stock options                                  ---                    7
                                                                       ----------           ----------
    Net cash provided by financing activities                                765                  380
                                                                       ----------           ----------

EFFECT OF EXCHANGE RATE CHANGES                                              375                   46
                                                                       ----------           ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1                 (314)
CASH AND CASH EQUIVALENTS, at beginning of period                            360                  445
                                                                       ----------           ----------
CASH AND CASH EQUIVALENTS, at end of period                            $     361            $     131
                                                                       ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                                               $     310            $     239
                                                                       ==========           ==========
Income taxes                                                           $      87            $       8
                                                                       ==========           ==========

Non-cash financing activities:
Issuance of warrants relating to bank guarantees                       $     375            $     211
                                                                       ==========           ==========


The accompanying notes are an integral part of these condensed consolidated financial statements

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


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

While the Company has shown increased levels of revenue, it still has incurred operating losses and decreased financial position as a result of not meeting its business plan. The Company had losses of $1.8 million for the nine month period ended September 30, 2007 (September 30, 2006 - losses of $2.0 million) and as at September 30, 2007, the Company had an accumulated deficit of $50.5 million
(December 31, 2006 - accumulated deficit of $48.7 million). The Company's continuation as a going concern is uncertain. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations. However, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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


NOTE  3  --  Recent  Accounting  Pronouncements
-----------------------------------------------

On September 5, 2007, the Financial Accounting Standards Board ("FASB") published Proposed FASB Staff Position ("FSP") No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion." The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


derivative under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Convertible debt instruments within the scope of the proposed FSP are not addressed by APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument's expected life using the effective interest method. The Company is currently reviewing the effect, if any, if the proposed FSP were to be adopted.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies'' ("SOP No. 07-1"). SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the "Guide"). Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company's unaudited condensed consolidated financial statements.

On May 2, 2007 the FASB issued FASB Interpretation ("FIN") No. 48-1, "Definition of Settlement in FASB Interpretation 48" ("FIN 48-1"). FIN 48-1 amends FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109", to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. The Company is currently assessing the potential impacts of implementing this standard.

In May 2007, the FASB issued a FSP on FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46 (R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the Guide. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company's unaudited condensed consolidated financial statements.

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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


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

NOTE 4 -- Inventory
-------------------

Inventory consists of the following:

                                       SEPTEMBER 30,          December 31,
                                           2007                   2006
                                      -------------------------------------
                                                 (In thousands)
Raw  materials                          $  1,225               $    938
Work-in-process                              214                    233
Finished  goods                            1,675                  1,834
                                        ---------              ---------
                                        $  3,114               $  3,005
                                        =========              =========

Reserves for excess and obsolete inventory totaled $1,251,000 and $1,285,000 as of September 30, 2007 and December 31, 2006, respectively and have been included as a component of the above amounts.


NOTE 5 - Bank Indebtedness, Demand Loan and Revolving Line of Credit
--------------------------------------------------------------------

                                           SEPTEMBER 30,          December 31,
                                               2007                   2006
                                           ------------------------------------
                                                     (In thousands)

Royal Bank of Canada - Bank indebtedness    $      24              $     36
Royal Bank of Canada - Demand loan              2,722                 2,519
Tradition Capital Bank -
    Revolving line of credit                    1,050                   475
                                            ----------             ---------
                                            $   3,796              $  3,030
                                            ==========             =========



a) Royal Bank of Canada
   --------------------

In November 2006, the Company amended their secured credit facility with Royal Bank of Canada ("RBC") by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowings under the demand loan were reduced to Canadian $3.6 million (U.S. $3.8 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $1,055,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the demand loan are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


agreement. Interest is payable at a rate of RBC's prime rate (6.25% at September 30, 2007), plus 2.75% per annum. Borrowings under this demand loan are secured by substantially all of the Company's assets. As of September 30, 2007, the Company had borrowings of $2.7 million, which exceeded the maximum available (subject to above limitations) under the demand loan. RBC has agreed to temporarily increase the availability to the Company by Canadian $300,000 (U.S. $317,000) until March 31, 2008 in consideration of a further guarantee by certain directors.

At the end of the second quarter of 2006, Mr. Murdoch, Sentry's Chief Executive Officer and Director, and Mr. Furst, a Sentry Director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1.0 million (U.S. $1,055,000) in exchange for RBC providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $40,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July is being taken into income over the period of the guarantee, which is ten months. Interest and financing expense recorded was $50,000 for the three month period ended September 30, 2007 and $100,000 for the nine months ended September 30, 2007. During the three and nine month periods ended September 30, 2006, $30,000 and $40,000, respectively, has been recorded in interest and financing expense.


b)  Tradition  Capital  Bank
    ------------------------

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital ("TC") Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company may draw up to a maximum of $550,000 under the facility. Interest is payable at TC Bank's prime rate (7.75% at September 30, 2007), plus 1% per annum. Borrowings under this facility are secured by substantially all of the Company's assets in a second position to RBC. In addition, the facility is fully secured by the personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $23,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in July is being taken into income over the period of the guarantee, which is ten months. Interest and financing expense recorded was $28,000 for the three month period ended September 30, 2007 and $111,000 for the nine months ended September 30, 2007.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide additional personal guarantees totaling $500,000, which increased the maximum the Company can draw up to $1,050,000, under this facility with the same terms and conditions as listed above until April 30, 2008. As of September 30, 2007 borrowings were at the maximum amount available. In consideration of the guarantees Mr. Murdoch and Mr. Furst will receive a fee of $15,000 shared between them paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in October will be taken into income over the period of the guarantee, which is seven months.

c)  Letter  of  Credit
    ------------------

In August 2007, Mr. Murdoch, Sentry's Chief Executive Officer and Director, agreed to provide a personal guarantee for a Letter of Credit that the Company was unable to obtain on its own for $49,350 to the Palm Beach Public Library for a period of one year. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in August is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $2,000 in both the three and nine month periods ended September 30, 2007.


NOTE 6 -- Accrued Liabilities
-----------------------------

Accrued liabilities consist of the following:               SEPTEMBER 30,           December 31,
                                                                2007                    2006
                                                         ---------------------------------------
                                                                       (In thousands)

Accrued salaries, employee benefits and payroll taxes      $     294                $    297
Customer  deposit  payables                                      555                     116
Other  accrued  liabilities                                      629                     665
                                                           ----------               ---------
                                                           $   1,478                $  1,078
                                                           ==========               =========

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


NOTE 7 - Comprehensive Loss
---------------------------

Comprehensive loss is as follows:                        Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                         2007          2006      2007         2006
                                                         ----          ----      ----         ----
                                                                       (in thousands)
Net loss:                                              $ (168)       $ (683)    $(1,790)    $(2,011)
Other comprehensive income (loss):
Foreign currency translation adjustments                  165            (3)        375          46
                                                       -------       -------    --------    --------
Comprehensive loss                                     $   (3)       $ (686)    $(1,415)    $(1,965)
                                                       =======       =======    ========    ========



NOTE  8  --  Related  Party  Transactions
-----------------------------------------

Related parties include directors and officers and companies controlled by the directors and officers of the Company.

Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

See Note 5 for Related Party Transactions in regard to director's guarantees.


NOTE 9 -- Stock Based Compensation
----------------------------------

     a)     Stock  Options
            --------------

The Company's 1997 Stock Incentive Plan of Sentry (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation. This plan expired as of January 14, 2007 and as such, there were no remaining shares available for grant under this plan at September 30, 2007. The plan was renewed on May 18, 2007 (the "2007 Plan"), is shareholder approved and permits the granting of common share options and shares to its employees for up to 5,000,000 shares of common stock as stock-based compensation. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant. The purchase of stock by Saburah Investments Inc. constituted a change in control under the 1997 Plan, resulting in the immediate vesting of all shares issued prior to May 1, 2004. All outstanding stock options are issued at not less than the fair value of the related common stock at the date of grant. At September 30, 2007, under the 1997 Plan, 1,550,500 common shares were reserved for issuance in connection with the exercise of stock options. Under the 2007 Plan, 511,500 common shares were reserved for issuance in connection with the exercise of stock options.

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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

There was no cash received from exercise of options during the three and nine month periods ended September 30, 2007.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                                    Three Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                   2007            2006        2007            2006
                                   ----            ----        ----            ----
Risk-free interest rate             ---            ---         4.82%           4.46%
Expected dividend yield             ---            ---            0%              0%
Expected lives                      ---            ---        2-5 YEARS      2-3 years
Expected volatility                 ---            ---           80%            100%


No  options  were  granted  in  the  third  quarter  ended  September  30, 2007.

The following table represents the Company's stock options granted, forfeited or expired and exercised during the nine months ended September 30, 2007:

                                                             Weighted
                                    Number of   Weighted     Average     Aggregate
                                     Shares     Average     Remaining    Intrinsic
                                   Subject to   Exercise    Contractual    Value
                                    Issuance     Price        Term         ($000)
                                   -----------  ---------  -----------  ----------

Outstanding at January 1, 2007      2,145,500   $    0.16
Granted                               511,500        0.06
Exercised                                 ---         ---
Forfeited or expired                 (595,000)       0.29
                                   -----------  ---------
OUTSTANDING AT SEPTEMBER 30, 2007   2,062,000   $    0.10    7.7 YEARS         20
                                   ===========  =========    =========   =========

EXERCISABLE AT SEPTEMBER 30, 2007   1,227,000   $    0.11    7.2 YEARS          1
                                   ===========  =========    =========   =========


The aggregate intrinsic value of options represents the excess of the period end market price of the Company's common stock over the exercise price of the outstanding and exercisable option shares.

The compensation cost recognized in income for stock-based compensation was $6,000 and $20,000 for the three and nine month periods ended September 30, 2007 and was $9,000 and $26,000 for the three and nine month periods ended September 30, 2006, respectively.

As of September 30, 2007, there was $58,000 of the total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.1 years.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007 and 2006


There were 511,500 options issued during the nine month period ended September 30, 2007 with a weighted average estimated fair value of $0.06. There were 650,000 options issued during the nine month period ended September 30, 2006 with a weighted average estimated fair value of $0.10.

On January 14, 2007, the 1997 Plan expired; there were no common shares available for future grant under this plan. Under the 2007 Plan there were 4,488,500 options available for grant as of September 30, 2007.

     b)     Warrants
            --------

As of September 30, 2007, Sentry has outstanding warrants for 27,718,123 (September 30, 2006 - 8,600,000) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.17 (September 30, 2006 - $0.10 to $0.20) and expire from April 28, 2008 through  to  September  25,  2009.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2007 and 2006


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


Results  of  Operations:
-----------------------

Consolidated revenues were 48% higher in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. For the nine month period ended September 30, 2007 consolidated revenues were 9% higher than in the same period of last year. Our backlog of orders, which we expect to deliver within the next twelve months, was $4.5 million at September 30, 2007, an increase of 61% as compared to $2.8 million at September 30, 2006, and a 221% increase as compared to $1.4 million at December 31, 2006. Total revenues for the periods presented are broken out as follows:



                                            Q-3        Q-3        %             9 Mos.     9 Mos.      %
                                           2007       2006      Change           2007       2006     Change
                                           ----       ----      ------          ------     ------    ------
                                            (in thousands)                        (in thousands)

EAS                                      $ 1,726     $ 1,417       22         $ 4,626     $ 4,793       (3)
CCTV                                         156          47      232             305         422      (28)
SentryVision                               1,341         767       75           2,612       1,827       43
                                         --------    --------   -------       --------    --------    -----
Total sales                                3,223       2,231       44           7,543       7,042        7
Service, installation and other              838         512       64           1,614       1,341       20
                                         --------    --------   -------       --------    --------    -----
Total revenues                           $ 4,061     $ 2,743       48         $ 9,157     $ 8,383        9
                                         ========    ========   =======       ========    ========    =====



Sales in the third quarter of 2007 were strong across all product lines. Both domestic and international sales rose during the third quarter of 2007 versus the same period last year. Installation revenues were higher due to higher related sales revenue, offset slightly by lower service and maintenance income. Sales in the first nine month of 2007 had lower EAS and CCTV domestic sales offset slightly by increased international sales. SentryVision sales increased due to the Company obtaining a new large domestic customer. Installation revenues were higher in the nine month period versus the same period last year due to higher related sales revenue, offset somewhat by lower service and maintenance income.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2007 and 2006


Cost of sales were 56% and 55% of total sales in the three and nine month periods ended September 30, 2007 compared to 55% and 54% in the three and nine month periods ended September, 30, 2006. We continue to have slightly lower margins due to an increase in the percentage of total sales to foreign dealers.

The 33% increase in customer service expenses in the third quarter of 2007 compared to the third quarter of 2006 is primarily due to the increase in subcontractor labor, tools and supplies and the rental of lifts due to the increase in installation revenue. The 2% increase in customer service expenses in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to an increase in installation of material, subcontractor labor and tools and supplies due to increased installation revenue partially offset by a decrease in headcount. The Company is continuing to use outside service contractors to supplement our field service employees in order to better manage total customer service costs during fluctuations in activity levels between periods.

Selling, general and administrative expenses were 9% higher and 1% higher in the three and nine month periods ended September 30, 2007 when compared to the same periods of the previous year. An increase in the three month period compared to the same period last year was principally the result of foreign exchange losses of $255,000 and an increase in warranty expense, which were partially offset by lower headcount and travel costs. The increase in the nine month period compared to the same period last year was primarily a result of foreign exchange losses of $592,000 and an increase in warranty expense, which was partially offset by lower headcount, travel, professional fees and promotional costs. Foreign exchange losses resulted from the decline in the U.S. dollar valuation of the Company's Canadian dollar bank loan as well as receivables denominated in U.S. dollars from our Canadian subsidiary.

The decrease in research and development costs of 21% in the third quarter and 9% in the first nine months of 2007 when compared to the third quarter and first nine months of 2006 is primarily a result of a reduced headcount and consulting fees. The Company continues to develop both hardware and software products.

Total interest and financing costs increased in the three and nine month periods ended September 30, 2007 primarily as a result of financing costs (including the non-cash amortization of warrants issued of $80,000 and $213,000 in the three and nine month periods ended September 30, 2007 and $30,000 and $40,000 in the three and nine month periods ended September 30, 2006) related to the loan guarantees provided by the Company's directors as well as increased interest expenses on a higher average outstanding debt.

The income tax benefit in the three month period ended September 30, 2007 is a result of a reduction in the estimated tax rate of the Canadian subsidiary for the year ended 2007. The income tax expense in the 2006 periods is principally a result of the taxable income of one of our Canadian subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had losses of $168,000 and $1,790,000 in the quarter and nine months ended September 30, 2007 as compared to losses of $683,000 and $2,011,000 in the quarter and nine months ended September 30, 2006.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2007 and 2006


Liquidity  and  Capital  Resources  as  of  September  30,  2007

At September 30, 2007, we had cash and short-term investments of $561,000, working capital of $394,000 and total assets of $9,646,000. Cash used in operating activities was $1,162,000 for the nine month period ended September 30, 2007. Cash was principally used by the increase in accounts receivables and to finance increases in inventory levels purchased in anticipation of our expected higher sales levels. Cash was generated mostly from an increase in accounts payable.

Cash provided by investing activities was $23,000 during the first nine months of 2007 due to use of short term investments, partially offset by the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated through the remainder of the year, however, the level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

Cash provided by financing activities was $765,000 during the first nine months of 2007 primarily due to increased borrowings under our credit facilities. Borrowing availability under the credit facilities has principally been based upon the combined levels of receivables and inventory, which was slightly higher in the first nine months of 2007. The extra availability under the credit facility was principally related to the loan guarantees provided by our directors as well as the temporary increase in availability allowed by RBC.

In November 2006, the Company amended their secured credit facility with Royal Bank of Canada ("RBC") by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowings under the demand loan were reduced to Canadian $3.6 million (U.S. $3.8 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $1,055,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the demand loan are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.25% at September 30, 2007), plus 2.75% per annum. Borrowings under this demand loan are secured by substantially all of the Company's assets. As of September 30, 2007, the Company had borrowings of $2.7 million, which exceeded the maximum available (subject to above limitations) under the demand loan. RBC has agreed to temporarily increase the availability to the Company by Canadian $300,000 until March 31, 2008 in consideration of a further guarantee by certain directors.

At the end of the second quarter of 2006, Mr. Murdoch, Sentry's Chief Executive Officer and Director, and Mr. Furst, a Sentry Director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1.0 million (U.S. $1,055,000) in exchange for RBC providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2007 and 2006


and Mr. Furst will receive a fee of $40,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in July is being taken into income over the period of the guarantee, which is ten months. Interest and financing expense recorded was $50,000 for the three month period ended September 30, 2007 and $100,000 for the nine months ended September 30, 2007. During the three and nine month periods ended September 30, 2006, $30,000 and $40,000, respectively, has been recorded in interest and financing expense.

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital ("TC") Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company may draw up to a maximum of $550,000 under the facility. Interest is payable at TC Bank's prime rate (7.75% at September 30, 2007), plus 1% per annum. Borrowings under this facility are secured by substantially all of the Company's assets in a second position to RBC. In addition, the facility is fully secured by the personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $23,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in July is being taken into income over the period of the guarantee, which is ten months. Interest and financing expense recorded was $28,000 for the three month period ended September 30, 2007 and $111,000 for the nine months ended September 30, 2007.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide additional personal guarantees totaling $500,000, which increased the maximum the Company can draw up to $1,050,000, under this facility with the same terms and conditions as listed above until April 30, 2008. As of September 30, 2007, borrowings were at the maximum amount available. In consideration of the guarantees Mr. Murdoch and Mr. Furst will receive a fee of $15,000 shared between them paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in October will be taken into income over the period of the guarantee, which is seven months.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2007 and 2006


In August 2007, Mr. Murdoch, Sentry's Chief Executive Officer and Director, agreed to provide a personal guarantee for a Letter of Credit that the Company was unable to obtain on its own for $49,350 to the Palm Beach Public Library for a period of one year. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately .2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in August is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $2,000 in both the three and nine month periods ended September 30, 2007.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. While the Company has shown increased levels of revenues, it still has incurred operating losses through the first nine months of 2007. This has substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing. A majority of the Company's cash is held at the 51% owned subsidiary. The Company has instituted certain plans to increase its revenue base as well as preserve its cash.

During the third quarter of 2007, the Company completed the successful installation of its new OperationalVideo system in 16 locations of Steve and Barry's, a leading casual apparel retailer that offers high-quality merchandise at low prices for men, women and children. OperationalVideo uses our patented SmartTrack traveling system to manage safety and security as well as retail business operations such as sign placement, product merchandising and employee procedure compliance over the internet. Seventeen additional Steve and Barry's stores will have equipment installed in the fourth quarter. Also, OperationalVideo was installed in one of America's largest retailers in August and has resulted in an order for a second location to be installed in November. Management believes that OperationalVideo will contribute a significant new revenue stream in the future.

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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
PART II  - OTHER INFORMATION
September 30, 2007 and 2006


Item  3.  Controls  and  Procedures

As  of  the  end  of  the  period  covered  by  this  report,  Sentry Technology
Corporation carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Sentry Technology Corporation's periodic SEC filings.

There has been no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.


PART II  - OTHER INFORMATION


Item 6 - Exhibits

   (a)   Exhibits:

         31.1 - Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

         31.2 - Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

         32.1 - Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

         32.2 - Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

         *** In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities
                Act  of  1933  or  the  Securities  Exchange  Act  of  1934.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
September 30, 2007 and 2006


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SENTRY TECHNOLOGY CORPORATION



Date:  November 13, 2007        By:  /s/JOAN E. MILLER
                                    ------------------------------------
                                     Joan E. Miller, Vice President -
                                     Finance and Treasurer
                                    (Principal Financial and Accounting Officer)

SECTION 302 CERTIFICATION:

                                                                   EXHIBIT 31.1



CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, PETER L. MURDOCH, CERTIFY THAT:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sentry Technology Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)], and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)] for the small business issuer and we have:

     A. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     B. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     C. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     D. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the Audit Committee of the small business issuer's Board of Directors (or persons performing the equivalent function):

     A. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     B. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


     DATED:     November 13, 2007


     BY:       /s/ Peter L. Murdoch
              ------------------------------------------
     NAME:     Peter L. Murdoch
     TITLE:    President and Principal Executive Officer

SECTION 302 CERTIFICATION:
                                                                   EXHIBIT 31.2


CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 202

I, JOAN E. MILLER, CERTIFY THAT:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sentry Technology Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)], and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)] for the small business issuer and we have:

     A. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     B. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     C. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     D. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the Audit Committee of the small business issuer's Board of Directors (or persons performing the equivalent function):

     A. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    B. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



     Dated:     November 13, 2007

     By:       /s/ Joan E. Miller
              --------------------------------------------
     Name:     Joan E. Miller
               Vice President - Finance and Treasurer
     Title:   (Principal Financial and Accounting Officer)

SECTION 906 CERTIFICATION:

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Certification of CEO

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Peter L. Murdoch, Principal Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                             /s/ PETER L. MURDOCH
                          -------------------------------------------------
                             Peter L. Murdoch
                             President and Principal Executive Officer

                             November 13, 2007


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

SECTION 906 CERTIFICATION:

                                                                   EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Certification of Principal Financial Officer

In connection with the Quarterly Report of Sentry Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report"), I, Joan
E.  Miller,  Principal  Financial  Officer  of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/ JOAN E. MILLER
                          -------------------------------------------------

                              Joan E. Miller
                              Vice President -Finance and Treasurer
                              (Principal Financial and Accounting Officer)

                              November 13, 2007


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