Form 10KSB
period 2007-12-31
SENTRY TECHNOLOGY CORP
filed 2008-04-14
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ____________

                                  FORM 10-KSB

 X   ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT  OF  1934

                  For the fiscal year ended December 31, 2007

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For  the  transition  period  from  __________  to  ___________

                       Commission file number:  1-12727
                       --------------------------------


                         SENTRY TECHNOLOGY CORPORATION
        (Exact  name  of  the  Registrant  as  specified  in  its  charter)

               DELAWARE                              96-11-3231714
               --------                              -------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

                  1881 Lakeland Avenue, Ronkonkoma, NY   11779
                ------------------------------------------------
            (Address  of  principal  executive  offices)  (Zip  Code)

   Registrant's  telephone  number,  including  area  code:  (631)  739-2000
                                                             ---------------

                                not applicable
             ----------------------------------------------------
                (Former address, if changed since last report)

       Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                              --------------------

                         Common Stock, $.001 par value

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ____  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regula-tion S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                            ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

The  issuer's  revenues  for  the  latest  fiscal  year  were  $13,498,000.

At April 11, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,297,000 based upon the closing price of such securities on the OTC Bulletin Board on that date. At April 11, 2008, the registrant had outstanding 120,743,804 shares of Common Stock.

Documents  Incorporated  by  Reference
--------------------------------------

None.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes ___ No X

                                     ------
                                     PART I
                                     ------
ITEM  1.   DESCRIPTION  OF  BUSINESS
------------------------------------

GENERAL

Sentry designs, manufactures, sells and installs a complete line of Closed Circuit Television (CCTV) solutions, Electro-Magnetic (EM) and RFID based Library Management systems as well as Radio Frequency (RF) and Electro-Magnetic
(EM) EAS systems. The CCTV product line features SentryVision, SmartTrack , a proprietary, patented traveling Surveillance System. The Company's products are used by libraries to secure inventory and improve operating efficiency, by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people.

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

On April 30, 2004, Sentry acquired all the outstanding common stock and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation, (collectively "ID Systems"). The acquisition expanded our product offering to include library security and process management systems including electromagnetic and radio frequency identification (RFID) based patron self-service systems. Effective January 1, 2005, ID Systems changed the name of ID Security Systems Canada Inc. and ID Systems USA Inc. to Sentry Technology Canada Inc. and Sentry Technology USA Inc., (collectively "Sentry Canada").

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

Key  terms  of  the  transaction  are  as  follows:

-     Four-year  term.
-     Interest rate of 8% per annum.
-     Redeemable at Sentry's option after 18 months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of Brookfield when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all Brookfield affiliates and expects to be a supplier of security and identification products to the Brookfield affiliates.
- Brookfield was issued warrants for 5,000,000 shares of Sentry common stock, priced at $0.15 per share, exercisable anytime until April 30, 2008.
- Brookfield is entitled to one seat on Sentry's Board of Directors or will participate as an observer.

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

Mr. Murdoch, directly or indirectly through his ownership of Saburah, owns or controls 54.1% of the outstanding common stock of Sentry.


THE  SENTRYVISION  SYSTEM

SentryVision refers to our product line of proprietary traveling CCTV surveillance systems. Over the years, Sentry has continually improved the product starting with the H-System, followed by the OH-System, the original
SentryVision  and  currently  the  latest  SmartTrack  system.

All versions of the product consist of a camera carriage unit, a continuous track enclosed with tinted or mirrored glass enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries one or two PTZ CCTV cameras, electronic transmission components and motor drives. The track is suspended from the ceiling using 12 foot or 4 meter sections. The carriage is hidden using a tinted enclosure. The carriage unit transmits video and control signals from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as analog and digital videocassette recorders, alarm inputs, fixed cameras, PTZ dome cameras, switches/multiplexers, voice intercom systems, panic buttons and remote viewing capability via the internet.

Unlike our previous products, the SentryVision SmartTrack system features one or two state-of-the-art pan, tilt and zoom ("PTZ") domes providing 360 unobstructed views to eliminate most blind spots. Additionally, SmartTrack utilizes sophisticated software that provides six tours and up to 60 presets per camera carriage to allow programmable viewing and recording with or without an operator. The improvements made to the carriage make the new SmartTrack system the fastest and most reliable traveling CCTV surveillance system in the history of SentryVision product offerings. SmartTrack is our premier product, replacing all previous generations of SentryVision .

SentryVision is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, transportation centers and public transit terminals. SentryVision may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. SentryVision is now installed in four of the top five and six of the top ten Global Retailers. As of December 31, 2007, SentryVision systems had been installed at the following customer locations in North America:
Kmart, Steve and Barry's, Navy Exchange, Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Cabellas, Fred Meyer, Symbol Technologies, Menards, UPS, J.C. Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores and Disney Direct Marketing. In addition, during 2007, the Company's international distributors installed SentryVision systems in customer locations throughout Western and Eastern Europe, Latin America and Asia. Our international customers include ASDA Wal-Mart, Boot Drug Stores, Carrefour, Auchan, Cora, Castorama, B & Q, Tesco and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Sentry's customers to date, we believe SentryVision is a cost-effective solution, which can improve the operations of our customers.

Sentry sold its first systems in 1992 for installation in parking garage security surveillance applications, but quickly moved its market focus into the retail sector. In this sector, we have identified a number of specific market segments for which SentryVision is well suited for loss prevention surveillance, including home centers, mass merchandise chains, supermarkets, hypermarkets and drug stores, as well as related distribution centers. The key application is inventory loss prevention in the stores, stock rooms and distribution centers as well as a tool to improve business operations via our OperationalVideo system.

SentryVision is typically installed in large retail stores which use a checkout area at the front of the store and product display configurations and high merchandise shelving which form rows and aisles. Sentry specializes in designing system applications which are customized to fit a customer's specific needs and which integrate the customer's existing surveillance equipment (PTZ dome and fixed-mount cameras) with SentryVision . The flexibility of the system allows the customer to specify target-coverage areas ranging from stock rooms to total store coverage and focus on shoplifting, employee theft or performance evaluation of client personnel. Typically, SentryVision has been installed near the ceiling between the rows of cash registers and the ends of the merchandise aisles. This allows the retailer to easily observe both the cash handling activities of cashiers in the checkout area and customer activities between the merchandise rows, despite the presence of hanging signs and other obstructions. The entire sales floor can be monitored efficiently by focusing up and down the aisles and by moving the carriage horizontally from aisle to aisle, or from cash register to cash register. In addition, with the use of camera pan, tilt and zoom lens features, activities in each area can be monitored in greater detail. Results from Sentry's current installations indicate significant improvements in detecting shoplifting, employee theft and improving business operations.

In 2007 we installed the first OperationalVideo applications in Kmart and Steve and Barry's. OperationalVideo delivers real-time images over the internet using Sentry's SmartTrack traveling camera system and digital video server to help control safety and security as well as remote viewing of store operations, merchandising, signage, displays, pricing and employee procedure compliance. Managers have access to all store operations from the home office, regional offices and any fixed or mobile location equipped with an internet connection. As well, security personnel are able to walk the floor interacting with staff and customers while maintaining control of the SmartTrack system using a wireless PDA. Video is managed via the SentryVision Server, a network device that provides real-time remote viewing and user passwords to manage hierarchal control of the system.

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

Our SentryVision Mobile allows the user to view and control video images from the SmartTrack traveling CCTV system using a mobile hand held computer and wireless communication network. Customers are no longer required to sit in front of a video console to manage the SmartTrack system. The SentryVision Mobile solution is being used to manage operations and security in large store and distribution centers in the United States.

SentryVision Server is an IP addressable digital video server, which gives users the ability to capture, stream, view and store video images using a web browser. The SentryVision Server (SVS) comes with software that allows multiple users to simultaneously connect to a variety of SentryVision DVMS (Digital Video Management System) via LAN - across TCIP/IP networks. The system uses a Windows-based application for configuration and a browser-based client for remote viewing of live and recorded video for quick and easy investigation of security issues, as well as policies and procedure compliance. The SVS server also runs our OperationalVideo business management solutions for retailers.

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

- Mass Merchandise and Specialty Chains. Sentry has installed systems for customers including Navy Exchange, Kmart, Walgreens and Steve and Barry's. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

- Supermarkets. Sentry has installed systems in supermarket customers including ASDA Wal-Mart, Kroger, Marsh, Cub Foods, Winn-Dixie and Fiesta Mart. The targeted coverage in most of these installations has been the entire retail space.

INDUSTRIAL  MARKET  APPLICATIONS
--------------------------------
- Distribution Centers. Sentry also provides loss prevention surveillance for distribution centers and warehouses, and has installed systems for retailers including TJ Maxx, Big Lots, Home Depot, Kohl's Department Stores, Target Stores, Boots Drug Stores, Ingram Micro, Navarre, Mastronardi Produce, Borders Group, Disney Direct Marketing, Saks, Guess, Big Dog, Food Lion, Roundy's, the Gap, Bealls and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount CCTV camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. SentryVision use in factories has been limited, but the benefits of continuous tracking of industrial operations and processes indicate future growth potential. Continued expansion of the SentryVision dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking CCTV system for theft prevention. Installations include FedEx Freight, Symbol Technologies, Federal Express Air & Ground and UPS. In Cape Town, South Africa, The Metro Rail Network has installed 10 tracks at several terminal stations to monitor passengers at the junction of bus, railway and taxi services. SmartTrack is an integral part of an overall crime prevention and deterrence program including central management of all video devices over a network.


CONVENTIONAL  CCTV  SYSTEMS

Conventional CCTV is cost effective in many applications and is the most widely used loss prevention system in North America. Conventional CCTV uses all the basic components of the video surveillance industry including fixed and dome cameras, digital video recorders, monitors, switchers, multiplexers and controllers. This equipment is manufactured for Sentry by outside vendors. We believe that, while less profitable than SentryVision and traditional EAS products, the CCTV products complement our other surveillance systems and provide customers with further protection against internal theft and external shoplifting activities. CCTV systems can also be electronically connected to EAS systems, causing a video record to be generated when a theft alarm is triggered.

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


EAS  SYSTEMS

EAS (electronic article surveillance) systems consist of detection devices that are triggered when articles or persons tagged with reusable tags or disposable labels, (referred to as tags), pass through the detection device. The EAS systems that Sentry manufactures are based upon three distinct technologies. One, the Radio Frequency ("Knoscape RF") System, uses medium radio frequency transmissions in the two to nine megahertz range. Second, the "Ranger " system uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Electromagnetic ("Knoscape MM ") system uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz.

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

RADIO  FREQUENCY  AND  RANGER  DETECTION  SYSTEMS

Sentry manufactures and distributes the Knoscape RF system, the principal application of which is to detect and deter shoplifting and employee theft of clothing and hard goods in retail establishments. Sentry also manufactures and distributes the Ranger system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas that ordinarily would require multiple Knoscape RF systems for adequate protection. The Knoscape RF and Ranger systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling (Ranger) and mounted in or on the floor in a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installations of horizontal Knoscape RF systems or installation of one or more Ranger systems, the Company's products have the ability to protect any size entrance or exit.

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

ELECTROMAGNETIC  (EM)  DETECTION  SYSTEMS

The primary application for both our MM1 and WAM electromagnetic theft detection systems is to detect and deter theft in libraries and bookstores.

The EM systems use detection monitors that are activated by electromagnetically sensitized strips. The EM targets are typically attached to the articles to be protected and are easily camouflaged on a wide array of products. The detection monitors used by the systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced, making them suitable for a variety of retail applications. In addition, the EM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected.


PATRON  SELF  CHECK  BOOK  BORROWING  SYSTEMS

Libraries worldwide are struggling to reduce operating costs by applying cost effective technology solutions. The Sentry QuickCheck patron self check book borrowing system offers an ideal solution to gain an increasing share of the estimated $100 million library security market in North America. The QuickCheck system is RFID ready and provides users access to circulation software, automatic security strip deactivation, automatic return ticket printing, user access to book renewals, multi-lingual software interface and on-screen user instructions. More than 250 QuickCheck systems have been installed in Omaha Public Library, Palm Beach Public Library, Supreme Court of Canada, Harris County Public Library, Burlington Public Library, Vancouver Public Library,
Ottawa  Public  Library,  McGill  University Library and Calgary Public Library.


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


BOOKINGS

Of Sentry's bookings for the year ended December 31, 2007, approximately 54 percent were attributable to EAS, 43 percent to SentryVision and 3 percent to CCTV. For the year ended December 31, 2006, approximately 60 percent were attributable to EAS, 36 percent to SentryVision and 4 percent to CCTV.


MAJOR  CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2007, Steve and Barry's accounted for approximately 18% of total revenue. In 2006, no single customer accounted for more than 10% of total revenues.


PRODUCTION
----------

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

EAS  PRODUCTS
-------------

Sentry produces at our facilities in Ronkonkoma, New York, or purchases through suppliers, its RF, Ranger, and EM systems, or their components. Production consists of final assembly operations of electronic and mechanical components that Sentry purchases from various suppliers. Independent contractors using existing molds and tooling produce plastic cases and antenna coils for the tags to Sentry's specifications. Sentry is not dependent on any one supplier or group of suppliers of components for its systems.

Our policy is to maintain our inventory at a level that is sufficient to meet projected demand for its products. We do not anticipate any difficulties in continuing to obtain suitable components for our products at competitive prices in sufficient quantities as and when needed.

SECURITY  LABELS
----------------

We have a 51% interest in Custom Securities Industries Inc. ("CSI"), an Ontario company. Since its founding in 1988, CSI has established a worldwide reputation for innovation and excellence in the Electronic Article Surveillance (EAS)
Industry. Extensive experience and know-how in the leading EAS technologies, combined with expertise in materials converting, in-house development of proprietary products and the use of specially designed converting equipment, enables CSI to offer custom tailored solutions with a rapid turn around time.

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

Besides providing security labels to Sentry, CSI's customers include Tyco, Checkpoint, Dialoc ID, KMA and Retailers Advantage.

MARKETING
---------

We market our SentryVision and conventional CCTV Systems through the direct efforts of salespersons located in select metropolitan areas across the United States and Canada, as well as through dealers/system integrators. In 2007, we employed 9 direct sales representatives, whose efforts were supplemented through three in-house sales support staff and independent sales representatives. We also market our EAS products to smaller local and regional retailers through selected dealers and distributors. Sales are made into the library market on both a direct basis as well as through catalogs and dealers.

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

SENTRYVISION  AND  CCTV  PRODUCTS
---------------------------------

To date, most SentryVision and conventional CCTV Systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision systems involve invoicing 50% of total sale upon shipment of the product and 50% on the completion of the installation. The successful introduction of our OperationalVideo program in the fourth quarter created important large retail reference sites that will help in growing the business.

While most of the current SentryVision and conventional CCTV sales have been made to home centers, retail chains and distribution centers, our marketing plan for Sentry also emphasized a dealer program for institutional, industrial and international prospects.

We also market SentryVision through qualified security dealers and integrators. Much of the industrial and institutional SentryVision / CCTV prospects are serviced by local security companies who design and install integrated CCTV, access control and alarm systems. By working with these companies, we expected to be able to reach a far larger number of SentryVision prospects and penetrate the market more rapidly. The program has generated interest through trade advertising, direct mail and trade show participation. In both 2007 and 2006, our largest domestic dealer was Tyco's ADT Security division. Domestic dealers did not generate significant SentryVision installations in industrial and institutional facilities in 2007. Prior sales were made through ADT, STG, Siemans, Mosler and Security Link.

In addition, we market SentryVision internationally using independent distributors on both an exclusive and nonexclusive basis. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2007, we have distributors in the UK, France, Mexico, Belgium, Holland, Italy, Poland, Singapore, Russia, Spain, Brazil, Argentina, Hungary, Romania, Taiwan, Lebanon, Australia, Japan, South Africa, South Korea, Israel and the United Arab Emirates.

During 2007, Sentry placed in service 204 SentryVision systems and 798 CCTV cameras, as compared to 131 SentryVision systems and 480 CCTV cameras in 2006.

EAS  PRODUCTS
-------------

Sentry EAS systems are principally marketed on a direct sales basis. In the case of the electromagnetic (EM) systems, detection targets, which are sold to the customer, are permanently attached to the item to be protected. Therefore, as the customer replenishes its inventory, additional targets will be required for those items to be protected. We also market a more expensive, removable, reusable detection tag for use with the Knoscape MM systems on certain products such as clothing and other soft goods.

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

Bookstores, video stores and specialty stores remain good prospects for EM systems due to the small size and low cost of EM strips. EM systems feature updated digital electronics that detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors.

The library market continues to be the primary market for magnetic technology. We were subject to an agreement not to compete against 3M for sales and service of EAS Systems in the library market, which expired in March 2004.

During the years ended December 31, 2007 and 2006, Sentry placed in service 413 and 432 EAS systems, respectively. In addition in 2007 and 2006, we sold 70 and 51 QuickCheck patron self check book borrowing systems to libraries.


BACKLOG

Our backlog of orders was approximately $2.8 million at December 31, 2007, as compared to approximately $1.4 million at December 31, 2006. We anticipate that substantially all of the backlog present as of December 31, 2007 will be delivered within 12 months.


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

To our knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic (acquired by Tyco/ADT), Checkpoint Systems, Inc., GE Security, Pelco Manufacturing, Inc., Panasonic, Inc. and Honeywell are the Company's principal competitors. Outside the U.S., we are aware of other companies that market other types of traveling CCTV systems including Lextar Technologies, Ltd. in Australia, T.E.B. in France and Sensormatic Europe. Some of our competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.


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

SENTRYVISION
------------

Sentry has a United States patent covering the cable-free transmission of a video signal to and from the carriage. This technology prevents degradation of the video signal, which can result from the movement of and prolonged friction caused by the carriage. Two additional U.S. patents were received for improvements made to the original technology, which has been incorporated into the SmartTrack product. Sentry also has six corresponding European patents and three foreign country patents. We intend to seek patent protection on specific aspects of the SentryVision system, as well as for certain aspects of new systems which may be developed for Sentry. There can be no assurance that any patents applied for will be issued, or that the patents currently held, or new patents, if issued, will be valid if contested or will provide any significant competitive advantage to Sentry.

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

EAS  PRODUCTS
-------------

Sentry has 9 United States and Canadian patents relating to (i) the method and apparatus for the detection of movement of articles and accessory equipment employed by Sentry in its RF, Ranger and EM systems, (ii) various specific improvements used in the RF, Ranger and EM systems and (iii) various electrical theft detection methods, apparatus and improvements not presently used in any of Sentry's EAS systems.


PRODUCT  AUTHENTICATION
-----------------------

Sentry's Custom Security Industry subsidiary has two United States patents related to a product authentication. One patent is for a system that measures certain magnetic properties of a marker with an electronic reader utilizing an electromagnetic search field and the second patent is for a unique reader suitable for this system.


RESEARCH  AND  DEVELOPMENT

As of December 31, 2007, Sentry Technology Corporation had 5 full time employees engaged in research, engineering, product development and design. In addition, the Company may retain consultants to assist in specific areas related to research, engineering and product development. For the years ended December 31, 2007 and 2006, approximately $0.7 million and $0.8 million, respectively, was expended on Company-sponsored research.

The SmartTrack System continued to benefit from product improvement efforts focused on adding features and reducing the cost of manufactured products. Continued software developments during 2007 incorporated improvements in business applications for retail operational management, preset accuracy and additional on-board diagnostics.

Additional  projects  included  revisions  to  EAS  products.

Developments to EM systems included the mechanical design of a second-generation "WAM2" Library system and a "WAM2" tuning board prototype.

QuickCheck system developments included continuing cost reductions in system components and software upgrades to improve product capabilities and functions. In addition, we made improvements in software to incorporate a new ultrasonic item counter and introduced the new "ADR1" Deactivator/Reactivator for library materials.

At our Custom Security label making subsidiary, we commissioned new equipment that increased our output of EM labels and our productivity. In addition, we continued research on conversion methods for RFID labels and the design of new RFID portals.


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


EMPLOYEES

At December 31, 2007, the Company and its subsidiaries employed 68 full-time employees, of whom 13 were employed in administrative and clerical capacities, 5 in engineering, research and development, 23 in production and manufacturing support, 11 in sales and marketing and 16 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements.


ITEM  2.  DESCRIPTION  OF  PROPERTIES
-------------------------------------

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


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

In August 2004, Bi-County Park Associates, Inc. d/b/a Ashlind Properties ("Bi-County") brought an action against the Company in the Supreme Court of New York, County of Suffolk, for the recovery of a real estate brokerage commission in the amount of approximately $250,000 relating to the termination of Bi-County's lease on its former Hauppauge facility. On December 10, 2007 a jury  ruled  in  favor  of  the  Company  and  no  money  was paid to Bi-County.

Although the Company is involved in ordinary, routine litigation incidental to our business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     During the fourth quarter of fiscal year ended December 31, 2007, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

ITEM  5.  MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS  AND  SMALL  BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES
------------------------------------------------------------------------

(a)     Price  Range  of  Common  Stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock:

                                               High   Low
                                               -----  -----
2006
 First Quarter                                 $0.15  $0.08
 Second Quarter                                 0.12   0.11
 Third Quarter                                  0.10   0.04
 Fourth Quarter                                 0.07   0.05

2007
 First Quarter                                 $0.07  $0.04
 Second Quarter                                 0.08   0.04
 Third Quarter                                  0.11   0.06
 Fourth Quarter                                 0.17   0.09

2008
 First Quarter                                 $0.12  $0.06
 Second Quarter (through April 11, 2008)         0.09   0.06

The Company's Common Stock is quoted on the OTC Bulletin Board ("OTCBB") under the symbol SKVY.

(b)     Holders  of  Common  Stock.

As of April 11, 2008, the Company had 120,743,804 shares of Common Stock issued and outstanding, which were held by approximately 349 holders of record.

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

The Company did not repurchase any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2007.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------     ----------------------------------------------------------------

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

Allowance for Doubtful Accounts -- We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer financial statement information, credit rating reports as well as other external documents and public filings. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions. If the financial condition of our customers deteriorated, impairing their ability to make payments, additional allowances may be required.

Inventory Obsolescence --We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required.

Impairment of long-lived assets -- We review our long-lived assets, property and equipment, intangible assets, goodwill and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Impairment is measured at fair value. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change. The Company is unable to justify the carrying value of the goodwill as a result of inadequate cash, therefore, a charge to income in 2007 of $1,564,000 was recognized, representing the entire balance of goodwill.

Accrued Warranty -- We provide for the estimated cost of product warranty at the time revenue is recognized. We calculate the reserve utilizing historical product failure rates and service repair costs by product family. These rates are reviewed and adjusted periodically. We utilize judgment for estimating these costs and adjust our estimates as actual results become available.

Revenue Recognition -- We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. For those products not requiring installation, or if installation costs are not material, the Company recognizes revenues upon shipment. Service revenues are recognized when earned and maintenance revenues are recognized ratably over the service contract period.

Related Party Transactions -- Details of related party transactions are included in Item 12 and in Note [12] of the Financial Statements of this Form 10-KSB.


Selected  Financial  Data
-------------------------

The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. The selected consolidated historical financial data should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 7.

                                                          (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

Years Ended December 31,                                     2003      2004     2005      2006      2007
                                                          --------  -------  --------  --------  --------

SELECTED STATEMENT OF OPERATIONS DATA:
Total revenues                                            $13,243   $16,863  $13,570   $12,135   $13,498
Cost of sales                                               5,179     6,351    5,960     5,374     6,215
Customer service expenses                                   3,977     4,175    2,654     2,209     2,474
Selling, general and administrative
    expenses                                                3,809     4,840    5,348     5,296     5,394
Goodwill impairment                                             -         -        -         -     1,564
Income (loss) before income taxes and minority interest    (1,049)      253   (1,581)   (2,055)   (3,755)

Extraordinary item - Gain on extinguishment of debt           738         -        -         -         -
Net income (loss)                                             181        31   (1,690)   (2,304)   (3,678)
Net income (loss) per common share:
   Basic and diluted                                         0.00      0.00    (0.01)    (0.02)    (0.03)

As of December 31,

SELECTED BALANCE SHEET DATA:                                 2003      2004     2005      2006      2007
                                                          --------  -------  --------  --------  --------
Working capital                                           $  (285)  $ 4,545  $ 3,037   $ 1,276   $   169
Total assets                                                4,093    12,247    9,395     8,834     8,532
Property, plant and equipment, net                            209       689      637       609       634
Obligations under capital leases                               18        13        7        11         9
Convertible debentures                                          -     1,862    1,904     1,945     1,986
Minority interest                                               -     1,045    1,140     1,237     1,200
Total common stockholders' equity (deficit)                  (125)    4,345    2,698       648    (2,238)


RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Consolidated revenues were 11% higher in the year ended December 31, 2007 than in the year ended December 31, 2006. Our backlog of orders was approximately
$2.8 million at December 31, 2007, an increase of 100%, as compared to approximately $1.4 million at December 31, 2006. We anticipate that substantially all of the backlog present as of December 31, 2007 will be delivered within 12 months. Total revenues for the periods presented are broken out as follows:

                                                  2007      2006     Change
                                                 ------    ------    ------
                                                   (in thousands)
Electronic Article Surveillance (EAS)           $ 6,656    $ 6,813     (2)
Closed Circuit Television (CCTV)                    501        590    (15)
SentryVision                                      3,894      2,809     39
                                                -------    -------    ----
Total sales                                      11,051     10,212      8
Service, maintenance and installation             2,447      1,923     27
                                                -------    -------    ----
Total revenues                                  $13,498    $12,135     11
                                                =======    =======    ====

North American revenues represented $11.2 million or 83% of total revenues in 2007 compared to $10.1 million or 83% of total revenues in 2006. Total international sales were $2.3 million in 2007 compared to $2.0 million in 2006. Our sales to international dealers and distributors are denominated in U.S. dollars, therefore the strengthening of the Euro and other foreign currencies against the U.S. dollar in 2007 had no impact on reported revenues. The most significant impact on total revenues on a comparative basis was an increase in revenues from one major domestic customer of approximately $2.4 million in 2007 compared to 2006.

EAS sales decreased by $157,000 or 2% in 2007 compared to 2006. Domestic EAS sales were $5.9 million in 2007 compared to $6.0 million in 2006 and international EAS sales were $.8 million in both periods. This decrease is due to a de-emphasis on legacy EAS sales to retailers, which was offset by a slight increase in domestic library sales. CCTV sales were down by $89,000 or 15% in 2007 compared to 2006, while our overall video business rose as a result of an increase in SentryVision sales in 2007 of $1,085,000 or 39% over 2006 revenue. Domestic SentryVision sales were $2.5 million in 2007 compared to $1.6 million in 2006. This increase was primarily due to the addition of one major customer. International SentryVision sales were $1.4 million in 2007 compared to $1.2 million in 2006.

Service, maintenance and installation revenues were 27% higher in 2007 as compared to 2006. Installation revenue was substantially higher in 2007 as compared to 2006 due to increased SentryVision sales. This was offset somewhat by lower service and maintenance revenue due to one large customer switching from a maintenance agreement to time and materials service and fewer service calls overall.

Cost of sales was 56% in 2007 compared to 53% in 2006. The increase in percentage is primarily due to the lower margins on domestic SentryVision sales to our new major customer and lower margins on international SentryVision sales due to unfavorable exchange rates for inventory purchased outside of the United States.

Customer service expenses increased by 12% in 2007 compared to 2006. The increase in expenses is primarily a result of the use of variable cost outside service contractors and installation material to support higher domestic revenue, partially offset by lower salaries. Outside service contractors are used in order to better manage our total customer service requirements during fluctuations in activity levels.

Selling, general and administrative expenses were 2% higher in 2007 as compared to 2006. The increase in expenses in 2007 is principally a result of foreign exchange losses of $607,000, warranty costs and European warehousing costs. These were partially offset by decreases in sales and administrative personnel, travel, sales promotion and amortization expenses.

Research and development costs were 18% lower in 2007 as compared to 2006. The decrease in expenses in 2007 is primarily a result of decreased headcount and prototype costs.

The Company is unable to justify the carrying value of the goodwill as a result of inadequate cash, therefore, a goodwill impairment charge in 2007 of $1,564,000 was recognized, representing the entire balance of goodwill.

Total interest and financing costs were higher in 2007 compared to 2006 by $445,000. This increase is primarily a result of financing costs including the non-cash amortization of warrants issued of $330,000 in 2007 ($78,000 in 2006) related to the loan guarantees provided by the Company's directors as well as increased interest expense on a higher average outstanding debt.

The income tax benefit of $40,000 in 2007 is a result of a reduction in the year end 2007 estimated tax rate of Custom Security Industries (CSI), our 51% owned Canadian subsidiary. The income tax expense of $145,000 in 2006 is principally a result of the taxable income of CSI, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, we had net loss of $3,678,000 in the year ended December 31, 2007, as compared to net loss of $2,304,000 in the year ended
December  31,  2006.


LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2007, we had cash and short term investments of $0.5 million, working capital of $0.2 million and total assets of $8.5 million. Cash used in operating activities was $1.7 million. Cash was principally used by the increase in accounts receivable and to finance increases in inventory levels purchased in anticipation of higher sales activity levels. This was partially offset by cash generated from an increase in accounts payable and accrued liabilities.

Cash provided by investing activities was $22,000 substantially due to the use of short-term investments, partially offset by the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated in the near term. The level of spending will be dependent upon various factors, including growth of the business and general economic conditions.

We generated $1,045,000 in net cash from financing activities in 2007 through an increase in borrowings under both our Royal Bank of Canada ("RBC") and Tradition Capital Bank credit facilities, which are described more fully below.

Royal Bank of Canada
--------------------

     In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with RBC by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowing under the facility was reduced to Canadian $3.6 million (U.S. $3.6 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $1,006,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at December 31, 2007), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of December 31, 2007, the Company had borrowings of $3.5 million, which exceeded the maximum available (subject to the above limitations) under the demand loan. RBC agreed to temporarily increase the availability to the Company by Canadian $300,000 (U.S. $302,000) until March 31, 2008 in consideration of a further guarantee by certain directors.

     In April 2006, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $1,006,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $40,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months. During the year ended December 31, 2007, $148,000 (2006 - $70,000) has been recorded in interest and financing expense related to these warrants and $66,000 will be expensed in 2008.

     As of April 11, 2008, Mr. Robert Furst extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee, he will receive fully vested warrants for the purchase of up to 2 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

     As of April 11 2008, the Company exceeded the maximum borrowing available (subject to above limitations) by approximately $1.0 million under the demand loan and is in negotiations with RBC. RBC agreed to waive the violation; but reserves all of its rights and remedies under the loan agreement on the basis that a forbearance agreement be finalized.


Tradition  Capital  Bank
------------------------

     In December 2006, Mr. Murdoch and Mr. Furst agreed to provide personal guarantees to Tradition Capital Bank in the amount of U.S. $550,000 in exchange for the bank providing a new revolving credit facility to the Company in the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $23,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months.

     On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008 under the same terms and conditions as listed above. As of December 31, 2007 borrowings were at the maximum amount available. In consideration of the guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $15,000 shared between them paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in October 2007 will be taken into income over the period of the guarantee, which is seven months. During the year ended December 31, 2007, $178,000 (2006 - $8,000) has been recorded in interest and financing expense related to these warrants and $88,000 will be expensed in 2008.

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self service library systems. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in August 2007 is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $4,000 for the year ended December 31, 2007 and $6,000 will be expensed in 2008.

In December 2007, Mr. Murdoch and Mr. Furst agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst will receive interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the year ended December 31, 2007, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. While the Company has shown increased levels of revenues, it continued to incur operating losses. This has substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing. A majority of the Company's cash is held at the 51% owned subsidiary.

During 2007, the Company completed the successful installation of its new OperationalVideo system in 33 locations of Steve and Barry's, a leading casual apparel retailer that offers high-quality merchandise at low prices for men, women and children. OperationalVideo uses our patented SmartTrack traveling system to manage safety and security as well as retail business operations such as sign placement, product merchandising and employee procedure compliance over the internet. Also, OperationalVideo was installed in two Kmart locations. Management believes that OperationalVideo will contribute a significant new revenue stream in the future.

We are striving to improve our gross margins and continue to control selling, general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining adequate financing through our credit facility. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations; (ii) the ability to raise additional capital or obtain additional financing; and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we will seek additional financing to satisfy current operating cash flow deficiencies. There can be no assurance, however, that additional financing will be available on terms that are satisfactory to the Company, or that any such financing will be sufficient to provide the full amount of funding necessary.

On May 17, 2007, our Board of Directors and a majority of the outstanding shareholders approved an increase in the authorized number of Sentry's common shares from 160,000,000 to 190,000,000, principally in order to meet the requirements of the Brookfield Technology Fund investment.

The table below summarizes aggregate maturities contractual obligations as of December 31, 2007.

Contractual                              Less than     1-3     4-5    After 5
Obligations                   Total       1 Year      Years   Years    Years
-----------                              ---------    -----   -----   -------
                                                 (In Thousands)

Operating leases           $     465     $   277    $  184    $  4    $    -
Capital leases                    11           3         6       2         -
Loan to directors                141         141         -       -         -
Notes payable                     36          36         -       -         -
Convertible debentures         2,000       2,000         -       -         -
                           ---------     -------    ------    ------  -------
Total                      $   2,653     $ 2,457    $  190    $  6    $    -
                           =========     =======    ======    ======  =======

As of April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008 subject to fully vested warrants for the purchase of up to 5 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share, registered in the name of Brookfield.


RECENT  ACCOUNTING  PRONOUNCEMENTS

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-2, "Effective date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurement" to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In February 2008, FASB issued FSP SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP SFAS 157-1"). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, "Business Combinations", or FASB Statement No. 141 (revised
2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1" ("SOP 07-1-1"). SOP 07-1-1 delays indefinitely the effective date of AICPA Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies'' ("SOP No. 07-1"). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FASB Staff Position ("FSP") on SFAS No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP SFAS 140-3"). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

In April 2007, the FASB issued a FASB Statement Position ("FSP") on FASB Interpretation ("FIN") 39-1 ("FIN 39-1") which modifies FIN 39, "Offsetting of Amounts relating to Certain Contracts" ("FIN 39"). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FASB Staff Position ("FSP"), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 159 could have on its financial statements.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position, which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its financial statements.

In  September  2006,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS 157 could have on its financial statements.


INFLATION

The Company does not consider inflation to have a material impact on the results of operations.


CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

The "Management's Discussion and Analysis or Plan of Operation" and other sections of this Annual Report on Form 10-KSB contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry's major customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel; (vi) the risk that the borrowing availability under our credit facilities will not be adequate to meet the Company's growth requirements; and (vii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business-Competition."

ITEM  7.     FINANCIAL  STATEMENTS
--------     ---------------------


                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                     YEARS ENDED DECEMBER 31, 2007 AND 2006
                     --------------------------------------



                                    CONTENTS
                                    --------

                                                                        Page
                                                                        ----

Report  of  Independent  Registered  Public  Accounting  Firm            26

Consolidated  Balance  Sheets                                            27

Consolidated  Statements  of  Operations  and  Comprehensive  Loss       28

Consolidated  Statements  of  Stockholders'  (Deficit)  Equity           29

Consolidated  Statements  of  Cash  Flows                                30

Notes  to  Consolidated  Financial  Statements                         31 - 45

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Sentry Technology Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentry Technology Corporation and Subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, lack of profitability and negative cash flows from operations and decreased consolidated financial position as a result of not meeting its business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/  SF  Partnership,  LLP
                                                  CHARTERED  ACCOUNTANTS

TORONTO,  CANADA
April  11,  2008

                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                                       December 31,
                                                                                      --------------
                                                                                     2007         2006
                                                                                   --------     --------
                              ASSETS
                              ------
Current Assets:
 Cash and cash equivalents                                                      $     256       $    360
 Short-term investments                                                               202            259
 Accounts receivable, net of allowance for doubtful accounts
   of $209 and $160, respectively                                                   3,014          2,251
 Inventory                                                                          3,299          3,005
 Prepaid expenses and other current assets                                            858            306
                                                                                ----------      ---------
Total current assets                                                                7,629          6,181
PROPERTY AND EQUIPMENT, net                                                           634            609
GOODWILL                                                                              ---          1,564
OTHER ASSETS                                                                          269            480
                                                                                ----------      ---------
          TOTAL ASSETS                                                          $   8,532       $  8,834
                                                                                ==========      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
----------------------------------------------------------------------------
Current Liabilities:
 Bank indebtedness, demand loan and revolving line of credit                    $   4,551       $  3,030
 Accounts payable                                                                   1,223            609
 Accrued liabilities                                                                1,539          1,078
 Obligations under capital leases - current portion                                     2              3
 Deferred income                                                                      145            185
                                                                                ----------      ---------
Total current liabilities                                                           7,460          4,905

OBLIGATIONS UNDER CAPITAL LEASES - less current portion                                 7              8
DEFERRED TAX LIABILITY                                                                117             91
CONVERTIBLE DEBENTURE                                                               1,986          1,945
                                                                                ----------      ---------
Total liabilities                                                                   9,570          6,949

MINORITY INTEREST                                                                   1,200          1,237

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' (DEFICIT) EQUITY:
       Preferred stock, $0.001 par value; authorized 10,000 (2006 - 10,000)
              shares, none issued and outstanding
 Common stock, $0.001 par value; authorized 190,000 (2006 - 160,000)
             shares; issued and outstanding 120,744 (2006 - 120,744) shares           121            121
 Additional paid-in capital                                                        49,420         49,037
 Accumulated deficit                                                              (52,390)       (48,712)
      Accumulated other comprehensive income                                          611            202
                                                                                ----------      ---------
Total stockholders' (deficit) equity                                               (2,238)           648
                                                                                ----------      ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                  $   8,532       $  8,834
                                                                                ==========      =========

The accompanying notes are an integral part of these consolidated financial statement.

                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          ------------------------------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Years Ended December 31,
                                                            --------------------------
                                                            2007                  2006
                                                           ------                ------
REVENUES:
 Sales                                                  $   11,051             $   10,212
 Service, installation and other revenues                    2,447                  1,923
                                                        ----------             ----------
                                                            13,498                 12,135
                                                        ----------             ----------
COST OF SALES AND EXPENSES:
 Cost of sales                                               6,215                  5,374
 Customer service expenses                                   2,474                  2,209
 Selling, general and administrative expenses                5,394                  5,296
 Research and development                                      688                    838
                                                        ----------              ---------
                                                            14,771                 13,717
                                                        ----------              ---------
OPERATING LOSS                                              (1,273)                (1,582)
GOODWILL IMPAIRMENT                                          1,564                    ---
INTEREST AND FINANCING EXPENSE, net                            918                    473
                                                        ----------              ---------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST              (3,755)                (2,055)
INCOME TAX (BENEFIT) EXPENSE                                   (40)                   145
                                                        ----------              ---------
LOSS BEFORE MINORITY INTEREST                               (3,715)                (2,200)
MINORITY INTEREST                                               37                   (104)
                                                        ----------              ---------
NET LOSS                                                $   (3,678)             $  (2,304)
                                                        ==========              =========

OTHER COMPREHENSIVE LOSS:
     Foreign Currency Translation Adjustments                 (409)                   ---
                                                        ----------              ---------
COMPREHENSIVE LOSS                                      $   (3,269)             $  (2,304)
                                                        ==========              =========

LOSS PER SHARE
     Basic and diluted                                  $    (0.03)             $   (0.02)
                                                        ==========              =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING
     Basic and diluted                                     120,744                120,716
                                                        ==========              =========


 The accompanying notes are an integral part of these consolidated financial statements.

                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
           ---------------------------------------------------------
                                 (IN THOUSANDS)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006
                     --------------------------------------



                                                                                                  Accumulated         Total
                                                                   Additional                        Other         Stockholders'
                                                  Common Stock      Paid-in      Accumulated     Comprehensive        Equity
                                               Shares     Amount    Capital        Deficit           Income         (Deficit)
                                               ------     ------   -----------  -------------    -------------    ---------------

BALANCE, January 1, 2006                      120,629    $  121    $   48,783    $    (46,408)    $      202      $    2,698
Net loss for the period                             -         -             -          (2,304)             -          (2,304)
Exercise of stock options for cash                115         -             7               -              -               7
Stock-based compensation                            -         -            35               -              -              35
Warrants issued                                     -         -           212               -              -             212
                                           -----------   -------   ----------    -------------    -----------     -----------

BALANCE, December 31, 2006                    120,744    $  121    $   49,037    $    (48,712)    $      202      $      648
                                           ===========   =======   ==========    =============    ===========     ===========



BALANCE, January 1, 2007                      120,744    $  121    $   49,037    $    (48,712)    $      202      $      648
Net loss for the period                             -         -             -          (3,678)             -          (3,678)
Stock-based compensation                            -         -            26               -              -              26
Warrants issued                                     -         -           357               -              -             357
Equity adjustment from foreign currency
     translation                                    -         -             -               -            409             409
                                           -----------   -------   -----------   -------------    -----------     -----------

BALANCE, DECEMBER 31, 2007                    120,744    $  121    $   49,420    $    (52,390)    $      611      $   (2,238)



The accompanying notes are an integral part of these consolidated financial statements.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (IN THOUSANDS)

                                                                             Years Ended December 31,
                                                                             ------------------------

                                                                              2007                2006
                                                                            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $  (3,678)          $  (2,304)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation                                                                 125                 150
   Amortization of intangibles and other assets                                 133                 188
   Deferred income taxes                                                          9                  33
   Non-cash consideration
       Stock based compensation                                                  26                  35
       Warrant amortization included in interest                                336                  92
       Amortization of convertible debenture included in interest                41                  41
   Goodwill impairment                                                        1,564                 ---
   Minority interest in net income of consolidated subsidiary                   (37)                 97
 Changes in operating assets and liabilities:
   Accounts receivable                                                         (431)                511
   Inventory                                                                   (218)               (296)
   Prepaid expenses and other assets                                           (497)                 12
   Accounts payable                                                             583                 120
   Accrued liabilities                                                          411                 153
   Deferred income                                                              (17)                 50
                                                                            --------          ----------
 Net cash used in operating activities                                       (1,650)             (1,118)
                                                                            --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Changes in short-term investments                                              105                 138
 Purchases of property and equipment                                            (53)               (112)
 Other assets                                                                   (30)                 15
                                                                            --------          ----------
 Net cash provided by investing activities                                       22                  41
                                                                            --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing on the demand loan and revolving line of credit                1,047                 991
 Repayment of obligations under capital leases                                   (2)                 (6)
 Proceeds of sale of stock, net                                                 ---                   7
                                                                            --------          ----------
 Net cash provided by financing activities                                    1,045                 992
                                                                            --------          ----------

EFFECT OF EXCHANGE RATE CHANGES                                                 479                 ---
                                                                            --------          ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (104)                (85)
CASH AND CASH EQUIVALENTS, beginning of year                                    360                 445
                                                                            --------          ----------
CASH AND CASH EQUIVALENTS, end of year                                      $   256           $     360
                                                                            ========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest                                                                   $   547           $     348
                                                                            ========          ==========
 Income taxes                                                               $    89           $       8
                                                                            ========          ==========

 Non-cash financial activities:
 Issuance of warrants relating to bank guarantees (Note 7)                  $   357           $     211
                                                                            ========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     YEARS ENDED DECEMBER 31, 2007 AND 2006
                     --------------------------------------


1.     OPERATIONS  AND  ORGANIZATION:
       -----------------------------

     a.     Business
            --------

          Sentry Technology Corporation, a publicly traded Delaware Corporation, was established on February 12, 1997. Its corporate predecessors had been in business for more than 40 years. Sentry Technology Corporation and its subsidiaries ("Sentry" or the "Company"), are engaged in the design, manufacture, distribution, installation and service of systems designed to be used by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people.


2.     GOING  CONCERN:
       --------------

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has incurred operating losses and decreased financial position as a result of not meeting its business plan. The Company had losses of approximately $3.7 million for the year ended December 31, 2007 (2006 - $2.3 million) and as of December 31, 2007, the Company had an accumulated deficit of approximately $2.2 million (2006 - equity of $0.6 million). The Company's continuation as a going concern is uncertain. The Company is in discussion with its primary lenders who have agreed to waive certain breaches in the lending agreement at April 11, 2008 on the basis that a forbearance agreement be finalized. The Company's convertible debenture holders have agreed to extend maturity to December 31, 2008. Management's plan is to pursue raising additional funds through future equity or debt financing to satisfy its commitments to its primary lenders and meet its obligations to the convertible debenture holders until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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


3.     SIGNIFICANT  ACCOUNTING  POLICIES:
       ---------------------------------

     a.     Principles  of  consolidation
            -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned (Sentry Technology Canada Inc. and Knogo Caribe Inc.) and majority-owned (Custom Security Industries Inc.) subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

     b.     Revenue  recognition
            --------------------

     The Company recognizes revenue on the sale of security devices when installation is complete or other post-shipment obligations have been satisfied. For those products not requiring installation or if installation costs are not material, the Company recognizes revenue upon shipment.

     Service revenues are recognized when services are performed and maintenance revenues are recognized ratably over the service contract period.

     Included in accounts receivable at December 31, 2007 and 2006 are unbilled accounts receivable of $18,000 and $97,000, respectively.

     c.     Deferred  income
            ----------------

     Deferred income consists of maintenance contracts billed or paid in advance.

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

     e.     Short-term  investments
            -----------------------

     Short-term investments include highly liquid investments with initial maturity of between three and twelve months. Included in short-term investments in 2007 and 2006 is $100,000 and $85,000, respectively, of restricted funds used as collateral on Banker's Acceptances.

     f.     Allowance  for  doubtful  accounts
            ----------------------------------

     Losses from uncollectible accounts are provided for by utilizing the allowance for doubtful accounts method based upon management's estimate of uncollectible amounts. Management specifically analyzes accounts receivable and analyzes potential bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating the allowance for doubtful accounts.

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

     i.     Property  and  equipment
            ------------------------

     Property and equipment are stated at cost. Depreciation of property and equipment is provided for using the straight-line method over their related estimated useful lives.

     j.     Other  assets
            -------------

     Other assets consist of security deposits receivable, patents, deferred charges and other intangibles (including trade secrets and customer relationships). Cost and expenses incurred in obtaining patents and other intangibles are amortized over the remaining life of the patents and other intangibles, not exceeding 17 years, on a straight-line basis.

     k.     Goodwill
            --------

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but reviewed annually for impairment. The Company is unable to justify the carrying value of the goodwill as a result of inadequate cash, therefore, a charge to income in 2007 of $1,564,000 was recognized, representing the entire balance of goodwill.

     l.     Comprehensive income (loss)
            ---------------------------

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of stockholders' equity, and consists of net earnings (loss) and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments; changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87 "Employers' Accounting for Pensions". SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

     n.     Income  taxes
            -------------

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management provides a valuation allowance against deferred tax assets for amounts which are not considered "more likely than not" to be realized.

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation 48"), on January 1, 2007. There was no effect on the Company's financial statements at January 1, 2007 resulting from the implementation of Interpretation 48 since there were no unrecognized tax benefits at January 1, 2007.

     There were no additions or reductions in unrecognized tax benefits during the year ended December 31, 2007.

     o.     Stock-based  compensation
            -------------------------

     The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", and related interpretations, or "SFAS No. 123(R)", using the modified prospective transition method and therefore will not restate prior period results. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and revises guidance in SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123"). Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under the 1997 and 2007 Stock Incentive Plans based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (b) any new share-based awards granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

     SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. In 2007 and in 2006, the Company did not record any excess tax benefit generated from option exercises.

     p.     Convertible  debenture  with  stock  purchase  warrants
            -------------------------------------------------------

     The Company has issued convertible debt with non-detachable conversion features and detachable warrants. The values assigned to the warrants and embedded conversion feature of the debt are based on the guidance of Emerging Issue Task Force ("EITF") No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), EITF No. 00-19, "Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), SFAS No. 150, "Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity" ("SFAS No. 150") and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments of the FASB's Emerging Issues Task Force" ("EITF No. 00-27"). The non-detachable conversion feature and detachable warrants are recorded as a discount to the related debt either as additional paid-in capital or a derivative liability, depending on the guidance, using the intrinsic value method or relative fair value method, respectively. The debt discount associated with the warrants and embedded conversion feature, if any, is amortized to interest expense over the life of the debenture or upon earlier conversion of the debenture using either the effective yield method or the straight-line method, as appropriate.

     q.     Foreign  currency  translation
            ------------------------------

     The functional currency of the Company's foreign entities is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' (Deficit) Equity and are excluded from net income (loss). Foreign exchange transaction gains (losses) are included in selling, general and administrative expenses and amounted to approximately ($607,000) and $42,000 for the years ended December 31, 2007 and 2006, respectively.

     r.     Shipping  and  handling  costs
            ------------------------------

     Shipping and handling costs are included in selling, general and administrative expenses and approximated $303,000 and $322,000 in 2007 and 2006, respectively.

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

     v.     Recent  accounting  pronouncements
            ----------------------------------

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its consolidated financial statements.

     In February 2008, FASB issued FSP SFAS No. 157-2, "Effective date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurement" to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

     In February 2008, FASB issued FSP SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP SFAS 157-1"). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, "Business Combinations", or FASB Statement No. 141 (revised
2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

     In February 2008, FASB issued FSP SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1" ("SOP 07-1-1"). SOP 07-1-1 delays indefinitely the effective date of AICPA Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies'' ("SOP No. 07-1"). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

     In February 2008, FASB issued FASB Staff Position ("FSP") on SFAS No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP SFAS 140-3"). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

     In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its consolidated financial statements.

     In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its consolidated financial statements.

     In April 2007, the FASB issued a FASB Statement Position ("FSP") on FASB Interpretation ("FIN") 39-1 ("FIN 39-1") which modifies FIN 39, "Offsetting of Amounts relating to Certain Contracts" ("FIN 39"). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FASB Staff Position ("FSP"), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

     In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 159 could have on its consolidated financial statements.

     In  September  2006,  FASB  issued SFAS No. 158, "Employers' Accounting for
Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position, which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its consolidated financial statements.

     In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS 157 could have on its consolidated financial statements.

4.     INVENTORY:
       ---------

Inventory consisted of the following:                 December 31,
                                                    ---------------
                                                    2007      2006
                                                    ----      ----
                                                    (In thousands)
                                                    --------------
Raw materials                                  $   1,288   $    938
Work-in-process                                      193        233
Finished goods                                     1,818      1,834
                                               ---------    -------
                                               $   3,299   $  3,005
                                               =========   ========


     The components of inventory shown are net of reserves for excess and obsolete inventory totaling $1,350,000 and $1,285,000 as of December 31, 2007 and 2006, respectively.


5.     PROPERTY  AND  EQUIPMENT,  NET:
       ------------------------------

     Property  and  equipment  are stated at cost and are summarized as follows:

                                           Estimated
                                          Useful Lives        December 31,
                                             Years          2007      2006
                                                          ------------------
                                                            (In thousands)
                                                          ------------------

Machinery and equipment                      3 - 10      $  2,789    $  2,451
Furniture, fixtures and office equipment     3 - 10         2,415       2,376
Leasehold improvements                       3 - 5             96          92
                                                         ---------   ---------
                                                            5,300       4,919
Less accumulated depreciation                               4,666       4,310
                                                         ---------   ---------
                                                         $    634    $    609
                                                         =========   =========


     Net property and equipment located in Canada approximated $619,000 and $553,000 in 2007 and 2006. Depreciation expense on property and equipment in 2007 and 2006 totaled $125,000 and $150,000, respectively.

6.     OTHER  ASSETS:
       -------------

Other assets consist of the following:
                                                       December 31,
                                                    2007        2006
                                                    ----------------
                                                     (In thousands)
                                                    ----------------
Deferred charges                                  $     -     $   156
Intangibles, net                                       256        311
Other                                                   13         13
                                                  ---------   --------
                                                  $    269    $   480
                                                  =========   ========

     Amortization expense on other assets in 2007 and 2006 totaled $133,000 and $188,000, respectively.


7.  BANK INDEBTEDNESS, DEMAND LOAN, REVOLVING LINE OF CREDIT:
    ---------------------------------------------------------

Balances under credit facilities consist of the following:

                                                         December 31,
                                                         ------------
                                                      2007         2006
                                                      ----         ----
                                                        (In thousands)
                                                      -----------------
Royal Bank of Canada ("RBC") - Bank indebtedness     $    13      $    36
Royal Bank of Canada - Demand loan                     3,488        2,519
Tradition Capital Bank - Revolving line of credit      1,050          475
                                                     --------      -------
                                                     $ 4,551      $ 3,030
                                                     ========     ========

  a)     Royal  Bank  of  Canada
         -----------------------

     In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with RBC by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowing under the facility was reduced to Canadian $3.6 million (U.S. $3.6 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $1,006,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at December 31, 2007), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of December 31, 2007, the Company had borrowings of $3.5 million, which exceeded the maximum available (subject to the above limitations) under the demand loan. RBC agreed to temporarily increase the availability to the Company by Canadian $300,000 (U.S. $302,000) until March 31, 2008 in consideration of a further guarantee by certain directors.

     At the end of the second quarter of 2006, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $1,006,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $40,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months. During the year ended December 31, 2007, $148,000 (2006 - $70,000) has been recorded in interest and financing expense related to these warrants and $66,000 will be expensed in 2008.

     As of April 11, 2008, Mr. Robert Furst extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee, he will receive fully vested warrants for the purchase of up to 2 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

     As of April 11 2008, the Company exceeded the maximum borrowing available (subject to above limitations) by approximately $1.0 million under the demand loan and is in negotiations with RBC. RBC agreed to waive the violation; but reserves all of its rights and remedies under the loan agreement on the basis that a forbearance agreement be finalized.


   b)     Tradition  Capital  Bank
          ------------------------

     In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company drew up to a maximum of $550,000 under the facility. Interest was payable at Tradition Capital Bank's prime rate (8.50% at December 31, 2007), plus 1% per annum. Borrowings under this facility were secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan was fully secured by personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $23,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months.

     On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008 under the same terms and conditions as listed above. As of December 31, 2007 borrowings were at the maximum amount available. In consideration of the guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $15,000 shared between them paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 will be taken into income over the period of the guarantee, which is seven months. During the year ended December 31, 2007, $178,000 (2006 - $8,000) has been recorded in interest and financing expense related to these warrants and $88,000 will be expensed in 2008.

8.  ACCRUED LIABILITIES:
    --------------------
    Accrued liabilities consist of the following:
                                                             December 31,
                                                     --------------------------
                                                       2007              2006
                                                     -------           --------
                                                          (in thousands)
   Accrued salaries, employee benefits
        and payroll taxes                           $    280          $    297
   Customer deposits payable                             305               116
   Other accrued liabilities                             954               665
                                                    ---------         ---------
                                                    $  1,539          $  1,078
                                                    =========         =========

9.  INCOME TAXES:
    -------------
    The reconciliation between total tax expense and the expected U.S. Federal income tax is as follows:

                                                             December 31,
                                                     --------------------------
                                                       2007              2006
                                                     -------           --------
                                                          (in thousands)
    Expected tax benefit at 40%                    $  ($1,419)       $    (838)
    Add:
       Goodwill                                           625               --
       Non-deductible expenses                             13               52
       U.S. losses producing no tax benefit               781              786
       Foreign tax provision (recovery)                   (40)             145
                                                   -----------       ----------
                                                   $      (40)       $     145
                                                   ===========       ==========

     The ($40,000) and $145,000 income tax (benefit) expense for 2007 and 2006, respectively, are principally attributable to foreign taxes on Canadian operations.

     As of December 31, 2007, the Company had net operating loss carryforwards of approximately $38 million, which expire through the year 2027. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.

     The following is a list by year of the expiring net operating loss carryforwards:
                                           (In thousands)
                                           --------------
                                     2008    $    861
                                     2009         776
                                     2010       1,714
                                     2011       4,963
                                     2012       3,003
                               Thereafter      26,643
                                             ---------
                                             $ 37,960
                                             =========

     Significant components of deferred tax assets (liabilities) at December 31, 2007 and 2006 are comprised of:

                                                             December 31,
                                                          2007          2006
                                                       ------------------------
                                                            (In thousands)
                                                            --------------
Assets:
 Accounts  receivable                               $      40      $     44
 Inventory                                                529           513
 Stock-based  compensation                                 24            14
 Accrued  liabilities                                     115            91
 Property  and  equipment                                 410           431
 Net  operating  loss  carryforwards                   15,448        14,768
                                                    ----------     ---------
 Gross  deferred  tax  assets                          16,566        15,861
 Less:  valuation  allowance                           16,488        15,754
                                                    ----------     ---------
     Deferred  tax  assets                                 78           107
Liabilities:
 Property  and  equipment                                (107)          (87)
   Intangible  assets                                     (71)          (83)
   Other                                                  (17)          (28)
                                                    ----------     ---------
   Gross  deferred  tax  liabilities                     (195)         (198)
                                                    ----------     ---------
Deferred  tax  liability                            $    (117)     $    (91)
                                                    ==========     =========

     The increase in the valuation allowance for the year ended December 31, 2007 was primarily attributable to the increase in net operating loss carryforwards. A valuation allowance has been recorded against the net deferred tax assets, because it is more likely than not that the asset will not be realized in the foreseeable future.


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

Key  terms  of  the  transaction  are  as  follows:

-     Four-year  term.
-     Interest rate of 8% per annum.
-     Redeemable at Sentry's option after 18 months.
- Conversion price equal to the market price, at time of conversion, less a discount of 30% with a maximum conversion price of $0.12 per share.
- Conversion is at the option of Brookfield when market share price is equal to or greater than $0.17 per share or with the approval of Sentry's Board of Directors when the market share price is less than $0.17 per share.
- Sentry will provide most favored pricing to all Brookfield affiliates and expects to be a supplier of security and identification products to the Brookfield affiliates.
- Brookfield was issued warrants for 5,000,000 common shares of Sentry, priced at $0.15 per share, exercisable anytime up to April 30, 2008.
- Brookfield is entitled to one seat on Sentry's Board of Directors or will participate as an observer.

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

     Certain other warrants to purchase 425,000 common shares of Sentry at exercise prices ranging from $0.18 to $0.20 per share were issued in conjunction with the convertible debenture. The warrants were exercisable over one to three years. The fair value of these warrants ($49,000) is being charged to operations over the life of the warrants. During the year ended December 31, 2007, $5,000 (2006 - $14,000) has been recorded in interest and financing expenses related to these warrants.

     Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brookfield.


11.     COMMITMENTS  AND  CONTINGENCIES:
        -------------------------------

     a.     Operating  leases
            -----------------

          The Company leases certain administrative and manufacturing facilities and equipment under non-cancelable operating leases that expire at various dates to 2011. Rent expense related to operating leases for 2007 and 2006 was $323,000 and $316,000 per year, respectively. Minimum annual rental commitments are $277,000 in 2008, $175,000 in 2009, $9,000 in 2010, and $4,000 in 2011.

     b.     401(k)  Plan
            ------------

          In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company may elect to contribute a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the Plan. No Company contributions were made in 2007 or 2006.

     c.     Employment  agreements
            ----------------------

          The Company and several key executives entered into employment agreements with remaining terms of up to two years for which the Company will have a commitment of $262,000. Also, the president of the Company's 51% owned subsidiary, Custom Security Industries Inc., is entitled to receive 10% of its pretax profits.

     d.     Litigation
            ----------

     In August 2004, Bi-County Park Associates, Inc. d/b/a Ashlind Properties ("Bi-County") brought an action against the Company in the Supreme Court of New York, County of Suffolk, for the recovery of a real estate brokerage commission in the amount of approximately $250,000 relating to the termination of Bi-County's lease on its former Hauppauge facility. On December 10, 2007 a jury  ruled  in  favor  of  the  Company  and  no  money  was paid to Bi-County.

     Although the Company is involved in ordinary, routine litigation incidental to our business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.


12.     RELATED  PARTY  TRANSACTIONS:
        -----------------------------

     Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst will receive interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the year ended December 31, 2007, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008. Included in accrued liabilities for 2007 for this transaction is $142,000.


13.     EARNINGS  (LOSS)  PER  SHARE:
        -----------------------------

     The earnings per share calculations (basic and diluted) at December 31, 2007 and 2006 are based upon the weighted average number of common shares outstanding during each period. There were no reconciling items in the numerator or denominator of the loss per share calculations in either of the periods presented. Options to purchase 2,057,000 and 2,145,500 shares of common stock with a weighted average exercise price of $0.10 and $0.16 were outstanding at December 31, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. Convertible debentures and warrants were also not included in the weighted average number of shares outstanding because their effect would be anti-dilutive.


14.     STOCK-BASED  COMPENSATION:
        --------------------------

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

     There was no cash received from exercise of options during 2007 and $7,000 in cash received from exercise of options in 2006.

     The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                                           Years Ended December 31,
                                          -------------------------
                                            2007             2006
                                          -------------------------
Risk-free interest rate                     4.82%           4.46%
Expected dividend yield                       0%              0%
Expected lives                             2-5 YEARS      2-3 years
Expected volatility                          80%             100%


The following table represents the Company's stock options granted, forfeited or expired and exercised during the years ended December 31, 2007 and 2006:

                                                             Weighted
                                   Number of     Weighted     Average     Aggregate
                                    Shares       Average     Remaining    Intrinsic
                                   Subject to    Exercise   Contractual     Value
                                   Issuance      Price         Term        ($000)
                                  -----------   ---------   -----------   ---------
Outstanding at January 1, 2006     2,431,524    $    0.35
Granted                              650,000         0.10
Exercised                           (115,000)        0.06                 $    6
Forfeited or expired                (821,024)        0.69
                                  -----------   ---------
Outstanding at December 31, 2006   2,145,500    $    0.16    7.9 years    $    0
                                  ===========   =========    =========    =======
Granted                              511,500         0.06
Exercised                                ---          ---                    ---
Forfeited or expired                (600,000)        0.29
                                  -----------   ---------
Outstanding at December 31, 2007   2,057,000    $    0.10    7.5 years    $   71
                                  ===========   =========    =========    =======

EXERCISABLE AT DECEMBER 31, 2007   1,222,000    $    0.11    7.0 YEARS    $   31
                                  ===========   =========    =========    =======


     The aggregate intrinsic value of options represents the excess of market price of the Company's stock over the weighted average exercise price of the price of the outstanding and exercisable option shares.

     The compensation cost recognized in income for stock-based compensation was $26,000 for 2007 and $35,000 for 2006.

     As of December 31, 2007, there was $51,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.0 years.

     The weighted average grant date fair value of options granted during the year was $0.04 in 2007 and $0.06 in 2006.

     The  following  is  a  summary  of  stock  options as of December 31, 2007:

                                                   Options Outstanding                        Options Exercisable
                                    --------------------------------------------------    --------------------------
                                                                                                           Weighted-
                                                      Weighted-       Weighted-average                     average
                                      Number of        average            Exercise         Number of       Exercise
Range of  Exercise Prices              Options      Remaining Life         Price            Options         Price
-------------------------            -----------    --------------    ----------------    -----------     ----------
0.05 to $0.07                          749,000        7.4  years        $  0.06             499,000        $  0.06
0.09 to $015                         1,275,000        7.7  years           0.10             690,000           0.11
0.31 to $0.62                           28,000        1.1  years           0.59              28,000           0.59
2.00 to $2.37                            5,000        0.1  years           2.22               5,000           2.22
                                     ---------       ------------       --------          ---------        -------
0.05 to $2.37                        2,057,000        7.5  years        $  0.10           1,222,000        $  0.11
                                     ---------       ------------       --------          ---------        -------

          At December 31, 2007, options for 4,488,500 common shares were available for future grants under the 2007 Plan. On January 14, 2007 the 1997 Plan expired; there were no common shares available for future grant under this Plan

     a)     Warrants
            --------

     As of December 31, 2007, Sentry had outstanding warrants for 27,718,123 (2006 - 13,788,680) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.17 (2006 - $0.05 to $0.20) and expire from April 28, 2008 through September 25, 2009.

15.    REVENUES  BY  PRODUCT  LINE:
       ----------------------------

Revenues by product line are as follows:

                                                           December 31,
                                                     -----------------------
                                                      2007             2006
                                                     ------           ------
                                                          (In thousands)
                                                          --------------
Electronic Article Surveillance (EAS)              $  6,656         $  6,813
Closed Circuit Television (CCTV)                        501              590
SentryVision                                          3,894            2,809
Service, installation and other revenues              2,447            1,923
                                                   ---------        ---------
Total revenues                                     $ 13,498         $ 12,135
                                                   =========        =========

16.     FINANCIAL  INSTRUMENTS:
        ----------------------

     Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

     Currency  Risk
     --------------

     The Company is exposed to currency risk as some of the Company's sales and purchases are incurred in Canadian dollars resulting in Canadian denominated accounts receivable and accounts payable. A portion of its expenses is incurred in Canadian dollars and Euros, which would result in foreign denominated accounts payable. In addition, certain of the Company's cash are denominated in Canadian dollars. These balances are therefore subject to gains and losses due to fluctuations in those currencies.

     Credit  Risk
     ------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable.
Concentrations of credit risk with respect to these receivables are limited as the Company conducts regular assessments of credit issues. The Company grants credit to customers who are principally in the retail industry and libraries. During 2007, revenues from one customer represented approximately 18% of total revenues; no other customer accounted for more than 10% of total revenues. No customer accounted for more than 10% of total revenues in 2006. The Company believes that there is no unusual exposure associated with the collection of these receivables.


     Interest  Risk
     --------------

     The Company is exposed to interest risk on its bank indebtedness, demand loan and revolving line of credit.


17.     SUBSEQUENT  EVENTS
        ------------------

     As of April 11, 2008, Mr. Robert Furst extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee, he will receive fully vested warrants for the purchase of up to 2 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

     As of April 11 2008, the Company exceeded the maximum borrowing available (subject to above limitations) by approximately $1.0 million under the demand loan and is in negotiations with RBC. RBC agreed to waive the violation; but reserves all of its rights and remedies under the loan agreement on the basis that a forbearance agreement be finalized.

     As of April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008 subject to fully vested warrants for the purchase of up to 5 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share, registered in the name of Brookfield.



ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------     ---------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

None.


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

Internal  Controls

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed (i) to collect the information we are required to disclose in the reports we file with the SEC; (ii) to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC; and (iii) to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Changes  in  Internal  Control  Over  Financial  Reporting

There was no change in the Company's internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Annual  Report  of  Management  on  Internal  Control  over  Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 (the end of our fiscal year), based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

                                    PART III
                                    --------


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------     ---------------------------------------------------------

DIRECTORS

The following sets forth information regarding the persons serving as Directors of Sentry:

PETER L. MURDOCH, age 54, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director and President of ID Security Systems Canada, Inc. since its inception in 1987 until its acquisition by Sentry. From 1997 through 2004, he served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the next Annual Meeting.

ROBERT D. FURST, JR., age 55, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also a founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst is a continuing director on the Board of Directors after the completion of the Dialoc ID Investment. Mr. Furst's term as a Director expires at the next Annual Meeting.

JONATHAN G. GRANOFF, age 57, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff was appointed to the Board of Directors when it was expanded from five to seven members. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the next Annual Meeting.

EXECUTIVE OFFICERS

The following sets forth information regarding the persons serving as executive officers of the Company:


NAME                     AGE       OFFICE
----                     ---       ------
Peter  L.  Murdoch       54        President and Chief Executive Officer

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


NAME                     AGE       OFFICE
----                     ---       ------
Joan  E.  Miller         53        Vice President - Finance

Joan Miller has been the Vice President - Finance since January 1, 2007. In this capacity Ms. Miller is responsible for all accounting functions and financial reporting. Prior to that, Ms. Miller was the Vice President - Controller of Sentry since July 2000, the Controller of Knogo North America Inc. since December 1986 and Assistant Controller for Knogo Corporation since November 1980. Prior to joining Sentry, Ms. Miller worked for Harman Kardon Inc. as Assistant Controller from June 1976 to November 1980 and as Cost Accounting Manager from December 1975 to June 1976. Ms. Miller is a graduate from Hofstra University and is a Certified Public Accountant.


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

Based solely on a review of the copies of reports furnished to the Company, or written representations, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with, except the following: Robert D. Furst, Jr., a member of the Board, filed a late report on Form 5 on February 25, 2008 with the SEC, for the granting of warrants for 5,066,154 shares of the Company's common stock at an exercise price of $0.065 per share, which was granted on July 16, 2007 and for the grant of warrants for 1,250,000 shares of the Company's common stock at an exercise price of $0.10 per share, which was granted on September 25, 2007; and Peter L. Murdoch, the Company's President, CEO and member of the Board, filed a late report on Form 5 on February 19, 2008 with the SEC, for the granting of warrants for 6,541,539 shares of the Company's common stock at an exercise price of $0.065 per share, which was granted on July 16, 2007 and for the grant of warrants for 246,760 shares of the Company's common stock at an exercise price of $0.10 per share, which was granted on August 9, 2007; and for the grant of warrants for 1,250,000 shares of the Company's common stock at an exercise price of $0.10 per share, which was granted on September 25, 2007.


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



ITEM  10.  EXECUTIVE  COMPENSATION.
----------------------------------

SUMMARY  COMPENSATION  TABLE

                                                                                          NONQUALIFIED
                                                          STOCK    OPTION   NON-EQUITY      DEFERRED        ALL OTHER
                                       SALARY    BONUS    AWARDS   AWARDS    INCENTIVE    COMPENSATION     COMPENSATION     TOTAL
NAME & PRINCIPAL            YEAR         ($)      ($)      ($)       ($)       PLAN        EARNINGS ($)        ($)           ($)
  POSITION
Peter L. Murdoch,
President & CEO (1)         2006       181,145     -        -         -          -              -            16,196 (2)    197,341
                            2007       183,760     -        -         -          -              -            41,894 (2)    225,654

Joan E. Miller,             2006       120,727     -        -         -          -              -               -          120,727
 VP Finance                 2007       124,663     -        -      2,369 (3)     -              -               -          127,032


(1) Mr. Murdoch received no salary increase in 2007. A portion of his pay is designated in Canadian dollars, which translated into higher US dollars in 2007 when compared to 2006.

(2) Represents interest paid in relation to personal loan guarantees issued.

(3)  SFAS 123R expense equaled $2,369.

As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed $10,000.


OPTIONS GRANTED IN LAST FISCAL YEAR

On May 29, 2007, we granted an option to purchase 23,000 shares to Joan Miller at an exercise price of $0.07 per share, which was the market price on the date of grant. The shares vest ratably over a five-year period. On May 29, 2007, 27,000 fully vested shares were canceled under the 1997 Plan and regranted under the 2007 Plan at an exercise price of $0.07 per share, which was the market price on the date of grant. These shares were exercisable immediately.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2007 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2007, both exercisable and unexercisable, and the value of such options as of that date.

                                 Option Awards                                              Stock Awards
                                                                                                       Equity
                                                                                                    Incentive Plan
                                        Equity Incentive                                    Market    Awards:       Equity Incentive
                                          Plan Awards:                          Number     Value of   Number of       Plan Awards
                Number       Number of      Number of                          of Shares   Shares or  Unearned      Market or Payout
                  of        Securities    Securities                           or Units    Units of   Shares, Units    Value of
              Securities    Underlying    Underlying                           of Stock      Stock    or Other      Unearned Shares,
              Underlying    Unexercised   Unexercised    Option     Option     That Have   That Have  Rights That    Units or Other
              Options(#)    Options (#)     Unearned     Exercise  Expiration     Not         Not     Have Not      Rights that Have
Name          Exercisable   Unexercisable   Options (#)  Price ($)   Date      Vested(#)   Vested ($)  Vested (#)     Not Vested ($)
(a)               (b)           (c)            (d)          (e)       (f)         (g)         (h)         (i)            (j)

Peter L. Murdoch   -             -              -            -         -           -           -           -              -

Joan E. Miller   100,000         -              -          0.07     7/17/2010      -           -           -              -
                  40,000      60,000            -          0.09     8/12/2015      -           -           -           $ 7,800
                  27,000      23,000            -          0.07     5/29/2017      -           -           -           $ 2,900



EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS; CHANGE OF CONTROL ARRANGEMENTS

The Board set Peter L. Murdoch's compensation, in the capacity of President, at an annual salary of approximately $184,000, in 2007 and $181,000 in 2006.

The Chief Executive Officer approves the compensation paid to our other executive officers. The Board of Directors determines the amount of shares and exercise prices for any stock option grants under our 2007 Stock Incentive Plan, and the amount of our matching contribution percentage under our Retirement Savings 401(k) Plan, respectively.

Currently, Ms. Joan Miller is compensated pursuant to a written employment agreement. This agreement renews automatically on April 1st for one-year terms. Additionally, Ms. Miller will receive three months salary if the contract is not
renewed.   Her  annual  salary  for  2008  is  presently  $140,000.

COMPENSATION OF DIRECTORS

                                                                                   Nonqualified
                            Fees                                                     Deferred
                         Earned or                                 Non-Equity      Compensation        All
                        Paid in Cash    Stock        Option      Incentive Plan      Earnings         Other
               Name         ($)        Awards ($)   Awards ($)  Compensation ($)       ($)        Compensation ($)   Total ($)

                (a)         (b)           (c)          (d)             (e)             (f)              (g)             (h)

                                                     75,000
         All Non-employee   $5,000         -       annually at          -               -                -
              Board         annual                 Fair Market
             Members        plus                   Value on Date
                            meeting                  of Grant,
                            fees                   Immediately
                                                      Vested



Mr. Murdoch, who is also our full-time employee receives no additional compensation for his service as a Director. Each Director and Brookfield Technology Fund, in its capacity as an Observer, accrued an annual retainer of $5,000 for 2007, which has not yet been paid.

In addition, each non-employee Director is eligible to participate in our 2007 Stock Incentive Plan. In May 2007, Mr. Furst, Mr. Granoff and the Brookfield Technology Fund each received options to purchase 75,000 shares of our common stock at exercise prices of $0.06 per share, which was the market price on the date of grant. The options were exercisable immediately and expire after 10 years.

                              [GRAPHIC OMITED]

                                                  PERFORMANCE CHART
                                                  -----------------

                                    12/31/03     12/31/04     12/31/05     12/31/06     12/31/07
                                   -------------------------------------------------------------
Sentry Technology Corporation      $   100      $   137       $   67       $    43      $   96
S&P 600 Small Cap Index            $   100      $   122       $  130       $   148      $  146
S&P Elec. Equip. Index             $   100      $    92       $   93       $    92      $   91


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

The following table sets forth the beneficial ownership of our common stock at April 11, 2008, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and (iv) all Directors and executive officers as a group. On April 11, 2008, 120,743,804 shares of common stock were outstanding.

NAME AND ADDRESS OF BENEFICIAL OWNERS
-------------------------------------
                                                     SHARES OF        PERCENT
                                                   COMMON STOCK     OF CLASS (1)
                                                   ------------     ------------
DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
Peter L. Murdoch (5)                               72,072,725 (2)       54.1%
c/o  Saburah Investments Inc.
37 Voyager Court North
Toronto, Ontario M9W 4Y2

Robert D. Furst, Jr.                               28,496,068 (3)       21.7%
c/o Alternative Strategies Advisors LLC
601 Carlson Parkway, Suite 610
Minnetonka, MN 55305

Joan E. Miller                                        244,100 (4)          *
Jonathan G. Granoff                                   265,000 (5)          *
All Sentry Directors and executive officers
as a group (4 persons)                            101,077,893 (6)       70.2%
______________________________________
*     Less than one percent


1) Based on 120,743,804 shares of common stock outstanding as of April 11, 2008. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock that could be purchased by the indicated person within 60 days upon the exercise of stock options.

2) Includes 57,553,596 shares of common stock held by Saburah Investments Inc. of which Mr. Murdoch is the 100% owner and 12,357,629 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days of the date hereof.

3) Includes 10,571,494 shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days of the date hereof. Mr. Furst also holds a warrant to purchase 2,500,000 common shares from Saburah investments Inc., which are excluded from the shares owned. Shares subject to this warrant will be issued from shares currently owned by Saburah.

4) Includes 171,600 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

5) Includes 205,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.

6) Includes 23,305,733 shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          -----------------------------------------------------------
          INDEPENDENCE
          ------------

a)     Royal  Bank  of  Canada
       -----------------------

In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with RBC by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowing under the facility was reduced to Canadian $3.6 million (U.S. $3.6 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $1,006,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (6.0% at December 31, 2007), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of December 31, 2007, the Company had borrowings of $3.5 million, which exceeded the maximum available (subject to the above limitations) under the demand loan. RBC agreed to temporarily increase the availability to the Company by Canadian $300,000 (U.S. $302,000) until March 31, 2008 in consideration of a further guarantee by certain directors.

In April 2006, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to provide a personal guarantee to RBC, the Company's lender, in the amount of Canadian $1 million (U.S. $1,006,000) in exchange for the bank providing increased availability under its credit facility to the Company by the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $40,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months. During the year ended December 31, 2007, $148,000 (2006 - $70,000) has been recorded in interest and financing expense related to these warrants and $66,000 will be expensed in 2008.

As of April 11, 2008, Mr. Robert Furst extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee, he will receive fully vested warrants for the purchase of up to 2 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

As of April 11 2008, the Company exceeded the maximum borrowing available (subject to above limitations) by approximately $1.0 million under the demand loan and is in negotiations with RBC. RBC agreed to waive the violation; but reserves all of its rights and remedies under the loan agreement on the basis that a forbearance agreement be finalized.

b)     Tradition  Capital  Bank
       ------------------------

In December 2006, Mr. Murdoch and Mr. Furst agreed to provide personal guarantees to Tradition Capital Bank in the amount of U.S. $550,000 in exchange for the bank providing a new revolving credit facility to the Company in the same amount. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $23,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008 under the same terms and conditions as listed above. As of December 31, 2007 borrowings were at the maximum amount available. In consideration of the guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $15,000 shared between them paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 will be taken into income over the period of the guarantee, which is seven months. During the year ended December 31, 2007, $178,000 (2006 - $8,000) has been recorded in interest and financing expense related to these warrants and $88,000 will be expensed in 2008.

c)     Palm  Beach  Public  Library  -  Letter  of  Credit
       ---------------------------------------------------

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self service library systems. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in August 2007 is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $4,000 for the year ended December 31, 2007 and $6,000 will be expensed in 2008.

d)     Airport  -  Bid  Bond
       ---------------------

     In December 2007, Mr. Murdoch and Mr. Furst agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst will receive interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the year ended December 31, 2007, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.

e)     Director  Independence
       ----------------------

     Jonathan G. Granoff is the sole independent director as determined in accordance with Rule 4200 of the NASD.


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

3.3 Certificate of Amendment of Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on May 17, 2007. Incorporated by reference to Exhibit 3.1 to Company's Current Report on Form 8-K dated May 29, 2007.

3.4  Amended and Restated Bylaws of the Company. Incorporated by reference to
     Exhibit 3.3 to the Company's annual report on Form 10-KSB for fiscal 2005.

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

10.1 2007 Company Stock  Incentive  Plan.

10.2 Retirement Savings 401(k) Plan. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 333-20135).

10.3 Lease Agreement dated September 16, 2003 between Sentry Technology Corporation and G & J Lakeland Realty Corp. Incorporated by reference to
     Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB dated November 4, 2003.

10.4 Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated April 19, 2005. Incorporated by reference to
     Exhibit  10.1  to  the  Company's Current Report on Form 8-K, dated May 18,
     2005.

10.5 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated May 12, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated May 18, 2005.

10.6 Postponement and Subordination Agreement between Brascan Technology Fund, Royal Bank of Canada and Sentry Technology Canada Inc. dated May 12, 2005. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated May 18, 2005.

10.7 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated January 23, 2006. Incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-KSB for fiscal 2005.

10.8 Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated May 15, 2006. Incorporated by reference to
     Exhibit  10.1  to  the  Company's Current Report on Form 8-K, dated May 31,
     2006.

10.9 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated November 27, 2006. Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-KSB for fiscal 2006.

10.10 Revolving Credit Agreement between Tradition Capital Bank and Sentry Technology Corporation, dated September 26, 2007.

14   2007 Code of Ethics for Sentry Technology Corporation and Subsidiaries.

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


ITEM  14.  PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES
           -------------------------------------------

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of SF Partnership, LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by SF Partnership, LLP in 2007 and 2006.

AUDIT  FEES

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB by SF Partnership, LLP in 2007 and 2006 were $84,000 and $78,000, respectively, net of expenses.

AUDIT-RELATED  FEES

There were no other fees for 2007 and 2006 billed by SF Partnership, LLP for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

There were no other fees billed by our independent auditors during the last two fiscal years for tax compliance.


ALL  OTHER  FEES

There were no other fees billed by our independent accountants during the last two fiscal years for products and services provided.

SIGNATURES:
-----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTRY  TECHNOLOGY  CORPORATION


By:     /s/  Joan  E.  Miller
        ---------------------
        Joan  E.  Miller
        Vice  President-Finance  and  Treasurer
        (Principal  Financial  and  Accounting  Officer)


Dated:  April  11,  2008


In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/ Peter L. Murdoch       Chief Executive Officer             April 13, 2008
---------------------           and Director
Peter L. Murdoch


/s/ Joan E. Miller         Vice President-Finance              April 14, 2008
-------------------             and Treasurer
Joan E. Miller             (Principal Financial and Accounting Officer)



/s/ Robert D. Furst, Jr.   Director                            April 13, 2008
------------------------
Robert D. Furst, Jr.



/s/ Jonathan G. Granoff    Director                            April 13, 2008
-----------------------
Jonathan G. Granoff

EXHIBIT  INDEX
--------------

10.1     2007 Company Stock Incentive Plan.

10.10 Revolving Credit Agreement between Tradition Capital Bank and Sentry Technology Corporation, dated September 26, 2007.

14       2007 Code of Ethics for Sentry Technology Corporation and Subsidiaries.

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