Form 10-Q
period 2008-03-31
SENTRY TECHNOLOGY CORP
filed 2008-05-14
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2008

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                Commission File Number                1-12727
                                                    ----------

                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

       Delaware                                           96-11-3231714
 ---------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation  or organization)                        Identification No.)


      1881  Lakeland  Avenue,  Ronkonkoma,  NY                    11779
   -----------------------------------------------               ---------
     (Address of principal executive offices)                   (Zip Code)


                                  631-739-2000
                                  ------------
              (Registrant's telephone number, including area code)

                                 not applicable
   ---------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes     X          No
                         ----            ----

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer               Accelerated  filer
                            ----                                     ----
   Non-accelerated filer         (Do not check if a small reporting company)
                            ----
                                         Small reporting  company    X
                                                                   -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes               No    X
                       ----              ----

As of May 14, 2008, there were 120,743,804 shares of Common Stock outstanding.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                                     INDEX
                                     -----

                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

     Consolidated Balance Sheets --
     March 31, 2008 (Unaudited) and December 31, 2007                   3

     Consolidated Statements of Operations and Comprehensive Loss --
     Three Months Ended March 31, 2008 and 2007 (Unaudited)             4

     Consolidated Statements of Cash Flows --
     Three Months Ended March 31, 2008 and 2007 (Unaudited)             5

     Notes to Condensed Consolidated Financial
     Statements - March 31, 2008                                      6 - 12


Item 2.  Management's Discussion and Analysis of Plan of Operation   13 - 18


Item 3.  Quantitative and Qualitative Disclosures about Market Risk     18


Item 4T. Controls and Procedures                                        18



PART II.   OTHER INFORMATION
----------------------------

Item 6.     Exhibits                                                    18


Signature                                                               19

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements (Unaudited)

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Amounts)
                                                                     MARCH 31,           December 31,
                                                                       2008                 2007
                                                                  --------------       ---------------
                                                                   (UNAUDITED)            (Audited)
                        ASSETS
                        ------
Current Assets:
   Cash and cash equivalents                                       $   1,221             $    256
   Short-term investments                                                101                  202
   Accounts receivable, less allowance for doubtful
     accounts of $214 and $209, respectively                           1,358                3,014
   Inventory                                                           3,328                3,299
   Prepaid expenses and other assets                                     595                  858
                                                                   ----------            ---------
Total current assets                                                   6,603                7,629

PROPERTY AND EQUIPMENT, net                                              582                  634
OTHER ASSETS                                                             268                  269
                                                                   ----------            ---------
      TOTAL ASSETS                                                 $   7,453             $  8,532
                                                                   ==========            =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
   Bank indebtedness, demand loan and revolving line of credit     $   4,504             $  4,551
   Accounts payable                                                    1,220                1,223
   Accrued liabilities                                                 1,479                1,539
   Obligations under capital leases - current portion                      2                    2
   Deferred income                                                       140                  145
                                                                   ----------            ---------
Total current liabilities                                              7,345                7,460

OBLIGATIONS UNDER CAPITAL LEASES - less current portion                    6                    7
DEFFERED TAX LIABILITY                                                   113                  117
CONVERTIBLE DEBENTURE                                                  1,997                1,986
                                                                   ----------            ---------
Total liabilities                                                      9,461                9,570

MINORITY INTEREST                                                      1,197                1,200

STOCKHOLDERS' (DEFICIT) EQUITY
  Preferred stock, $0.001 par value; authorized 10,000
    (2007 - 10,000) shares; none issued and outstanding
  Common stock, $0.001 par value; authorized 190,000
    (2007 - 190,000) shares; issued and outstanding 120,744
    and 120,744 shares, respectively                                     121                  121
  Additional paid-in capital                                          49,424               49,420
  Accumulated deficit                                                (53,277)             (52,390)
  Accumulated other comprehensive income                                 527                  611
                                                                   ----------            ---------
Total stockholders' (deficit) equity                                  (3,205)              (2,238)
                                                                   ----------            ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     (DEFICIT) EQUITY                                              $   7,453             $  8,532
                                                                   ==========            =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)

                                                                        Three Months Ended
                                                                             March 31,
                                                                         ------------------
                                                                   2008                     2007
                                                                   ----                     ----
                                                                             (Unaudited)

REVENUES:
   Sales                                                        $  1,712                 $  2,329
   Service, installation and other revenues                          330                      339
                                                                ---------                ---------
                                                                   2,042                    2,668
COST OF SALES AND EXPENSES:
   Cost of sales                                                   1,019                    1,270
   Customer service expenses                                         550                      455
   Selling, general and administrative expenses                      979                    1,197
   Research and development                                          147                      206
                                                                ---------                ---------
                                                                   2,695                    3,128
                                                                ---------                ---------
OPERATING LOSS                                                      (653)                    (460)
INTEREST AND FINANCING EXPENSE, net                                  237                      213
                                                                ---------                ---------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                      (890)                    (673)
INCOME TAX EXPENSE                                                   ---                       27
                                                                ---------                ---------
LOSS BEFORE MINORITY INTEREST                                       (890)                    (700)
MINORITY INTEREST                                                     (3)                      24
                                                                ---------                ---------
NET LOSS                                                        $   (887)                $   (724)
                                                                =========                =========

OTHER COMPREHENSIVE LOSS:
   Foreign Currency Translation Adjustments                           84                      (12)
                                                                ---------                ---------
COMPREHENSIVE LOSS                                              $   (971)                $   (712)
                                                                =========                =========

LOSS PER SHARE
          Basic and diluted                                     $  (0.01)                $  (0.01)
                                                                =========                =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
          Basic and diluted                                      120,744                  120,744
                                                                =========                =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                              ------------------
                                                                           2008                2007
                                                                          ------              ------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (887)            $  (724)
   Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation                                                            30                  32
     Amortization of intangibles and other assets                            16                  31
     Non-cash consideration
         Stock based compensation                                             4                   6
         Warrant amortization included in interest                          118                  79
         Amortization of convertible debenture included in interest          10                  10
     Minority interest in net income of consolidated subsidiary              (3)                 37
   Changes in operating assets and liabilities:
     Accounts receivable                                                  1,584                 549
     Inventory                                                              (47)               (317)
     Prepaid expenses and other assets                                      139                 (33)
     Accounts payable                                                         5                 255
     Accrued liabilities                                                    (54)                 70
     Deferred income                                                         (4)                 (3)
                                                                       ---------            --------
   Net cash provided by (used in) operating activities                      911                  (8)
                                                                       ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in short-term investments                                         96                  (3)
   Purchase of property and equipment                                         2                 (21)
   Other assets                                                             (15)                 (4)
                                                                       ---------            --------
   Net cash provided by (used in) investing activities                       83                 (28)
                                                                       ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on the demand loan and revolving line of credit             71                 (47)
   Repayment of obligations under capital leases                             (1)                 (1)
                                                                       ---------            --------
   Net cash provided by (used in) financing activities                       70                 (48)
                                                                       ---------            --------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                (99)                ---
                                                                       ---------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            965                 (84)
CASH AND CASH EQUIVALENTS, beginning of period                              256                 360
                                                                       ---------            --------
CASH AND CASH EQUIVALENTS, end of period                               $  1,221             $   276
                                                                       =========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest                                                             $    163             $   125
                                                                       =========            ========
  Income taxes                                                         $    ---             $    74
                                                                       =========            ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008 and 2007


NOTE  1  --  Basis  of  Presentation
------------------------------------
The accompanying unaudited condensed consolidated financial statements include the accounts of Sentry Technology Corporation ("Sentry") and its majority-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated on consolidation.

The interim financial information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December
31,  2007,  previously  filed  with  the  SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2008, and results of operations, and cash flows for the three month periods ended March 31, 2008 and 2007, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE  2  --  Going  Concern
---------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has incurred operating losses and decreased financial position as a result of not meeting its business plan. The Company had losses of approximately $0.9 million for the period ended March 31, 2008 (March 31, 2007 - $0.7 million) and as of March 31, 2008, the Company had an accumulated deficit of approximately $53.3 million (December 31, 2007 - $52.4 million). The Company's continuation as a going concern is uncertain. The Company is in discussion with its primary lenders who have agreed to waive certain breaches in the lending agreement at April 11, 2008 on the basis that a forbearance agreement be finalized. The Company's convertible debenture holders have agreed to extend maturity to December 31, 2008. Management's plan is to pursue raising additional funds through future equity or debt financing to satisfy its commitments to its primary lenders and meet its obligations to the convertible debenture holders until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008 and 2007


NOTE  3  --  Recent  Accounting  Pronouncements
-----------------------------------------------

In April 2008, Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations" and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.


NOTE 4 -- Inventory
-------------------

 Inventory consisted of the following:          MARCH 31,          December 31,
                                                ---------          ------------
                                                  2008                 2007
                                                  ----                 ----
                                                        (In thousands)
                                                        --------------
Raw  materials                                 $  1,257             $  1,288
Work-in-process                                     215                  193
Finished  goods                                   1,856                1,818
                                               ---------            ---------
                                               $  3,328             $  3,299
                                               ---------            ---------

Reserves for excess and obsolete inventory totaled $1,334,000 and $1,350,000 as of March 31, 2008 and December 31, 2007, respectively, and have been included as a component of the above amounts.

NOTE 5 - Bank Indebtedness, Demand Loan and Revolving Line of Credit
--------------------------------------------------------------------

                                                      MARCH 31,     December 31,
                                                      ---------     ------------
                                                        2008            2007
                                                        ----            ----
                                                         (In thousands)
                                                         --------------

Royal Bank of Canada ("RBC") - Bank indebtedness      $     4        $    13
RBC - Demand loan                                       3,450          3,488
Tradition Capital Bank - Revolving line of credit       1,050          1,050
                                                      --------       --------
                                                      $ 4,504        $ 4,551
                                                      --------       --------

a)     Royal  Bank  of  Canada
       -----------------------

In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with RBC by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowing under the facility was reduced to Canadian $3.6 million (U.S. $3.5 million). However, RBC increased the borrowing base formula by Canadian $1.0

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008 and 2007

million (U.S. $973,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (5.25% at March 31, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of March 31, 2008, the Company had borrowings of $3.5 million, which exceeded the maximum available (subject to the above limitations) under the demand loan. RBC agreed to temporarily increase the availability to the Company by Canadian $300,000 (U.S. $292,000) until March 31, 2008 in consideration of a further guarantee by certain directors.

In consideration for these guarantees, as described above, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $40,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months. During the three month period ended March 31, 2008, $49,000 (March 31, 2007 - $30,000) has been recorded in interest and financing expense related to these warrants and $17,000 will be expensed in the second quarter of 2008.

As of March 31, 2008, the Company exceeded the maximum borrowing available (subject to above limitations) by approximately $1.0 million under the demand loan. RBC agreed to temporarily waive the violation; but reserves all of its rights and remedies under the loan agreement on the basis that a forbearance agreement be finalized.

b)     Tradition  Capital  Bank
       ------------------------

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company drew up to a maximum of $550,000 under the facility. Interest was payable at Tradition Capital Bank's prime rate (7.0% at March 31, 2008), plus 1% per annum. Borrowings under this facility were secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan was fully secured by personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008 and 2007

period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $23,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008 under the same terms and conditions as listed above. As of March 31, 2008 borrowings were at the maximum amount available. In consideration of the guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $15,000 shared between them paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 will be taken into income over the period of the guarantee, which is seven months. During the three month period ended March 31, 2008, $66,000 (March 31, 2007 - $46,000) has been recorded in interest and financing expense related to these warrants and $22,000 will be expensed in the second quarter of 2008.

c)   Palm  Beach  Public  Library  -  Letter  of  Credit
     ---------------------------------------------------

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self service library systems. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in August 2007 is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $3,000 for the three month period ended March 31, 2008 and $3,000 will be expensed in the second quarter of 2008.

d)   Airport  -  Bid  Bond
     ---------------------

In December 2007, Mr. Murdoch and Mr. Furst agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the three month period ended March 31, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008 and 2007

NOTE 6 -- Accrued Liabilities
-----------------------------

Accrued liabilities consist of the following:               MARCH 31,        December 31,
                                                            ---------        ------------
                                                              2008               2007
                                                              ----               ----
                                                                  (In thousands)
                                                                  --------------

Accrued salaries, employee benefits and payroll taxes    $     276           $     280
Customer deposit payables                                      531                 305
Other accrued liabilities                                      672                 954
                                                         ----------          ----------
                                                         $   1,479           $   1,539
                                                         ==========          ==========

NOTE  7  --  Related  Party  Transactions
-----------------------------------------

Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Certain of Sentry's key shareholders and directors personally guaranteed bank debt to the Company. Please refer to Note 5 for details.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the three month period ended March 31, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008. Included in accrued liabilities at December 31, 2007 for this transaction is $142,000.


NOTE 8 -- Stock Based Compensation
----------------------------------

    a)   Stock  Options
         --------------

The Company's 1997 Stock Incentive Plan of Sentry (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation. This plan expired as of January 14, 2007 and as such, there were no remaining shares available for grant under this plan at March 31, 2008. The plan was renewed on May 18, 2007 (the "2007 Plan"), is shareholder approved and permits the granting of common share options and shares to its employees for up to 5,000,000 shares of common stock as stock-based compensation. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant.

There was no cash received from exercise of options during the three month period ended March 31, 2008 and the three month period ended March 31, 2007.

The following table represents the Company's stock options granted, forfeited or expired and exercised during the three-months ended March 31, 2008:

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008 and 2007

                                                         Weighted
                                 Number of   Weighted     Average    Aggregate
                                  Shares      Average    Remaining   Intrinsic
                                Subject to   Exercise   Contractual    Value
                                 Issuance      Price       Term       ($000)
                                -----------  ---------  -----------  ---------

Outstanding at January 1, 2007   2,057,000   $    0.10
Granted                                ---         ---
Exercised                              ---         ---
Forfeited                         (122,000)       0.16
Expired                             (3,000)       2.37
                                -----------  ---------
OUTSTANDING AT MARCH 31, 2008    1,932,000   $    0.09    7.2 YEARS        ---
                                ===========  =========    =========    ========

EXERCISABLE AT MARCH 31, 2008    1,162,000   $    0.09    6.8 YEARS        ---
                                ===========  =========    =========    ========

The aggregate intrinsic value of options has been shown as $0 because the exercise price of the outstanding and exercisable option shares exceeded the period end market price of the Company's common stock.

The compensation cost recognized in income for stock-based compensation was $4,000 and $6,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $44,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.

There were no stock options issued during the three-month periods ended March 31, 2008 and March 31, 2007.

At March 31, 2008, options for 4,508,500 common shares were available for future grants under the 2007 Stock Option Plan. On January 14, 2007 the 1997 Plan expired. There were no common shares available for future grant under this Plan.

    b)   Warrants
         --------

As of March 31, 2008, Sentry has outstanding warrants for 27,718,123 (March 31, 2007 - 13,788,680) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.17 (March 31, 2007 - $0.05 to $0.20) and expire from April 28, 2008 through September 25, 2009.


NOTE  9  -  Fair  Value  Measurements
-------------------------------------

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

     Level 1 -   Observable inputs that reflect quoted prices (unadjusted) for identical  assets  or  liabilities  in  active  markets.

     Level 2 -   Include  other  inputs  that  are  directly  or  indirectly observable  in  the  marketplace.

     Level 3 -   Unobservable  inputs  which  are  supported by little or no market  activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash and cash equivalents (level 1), accounts payable and accrued liabilities (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.


NOTE 10 - Subsequent Events
--------------------------

As of April 11, 2008, Mr. Robert Furst extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee renewal, Mr. Furst will receive a fee of $13,333 paid in eight equal monthly installments. As additional consideration he will receive fully vested warrants for the purchase of approximately 2 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2008 and 2007

As of April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008 subject to fully vested warrants for the purchase of up to 5 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share, registered in the name of Brookfield.

As of April 30, 2008, Mr. Peter Murdoch extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $20,000 paid in eight equal monthly installments. As additional consideration he will receive fully vested warrants for the purchase of approximately 3 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

As of April 30, 2008, Mr. Peter Murdoch and Mr. Robert Furst agreed to extend their personal guarantees relating to the Tradition Capital Bank loan agreement to December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $35,000 shared between them in eight equal monthly installments. As additional consideration they will receive fully vested warrants for the purchase of approximately 5.3 million common shares of the Company, to be shared equally, exercisable until April 30, 2010, at an exercise price of $0.10 per share.


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

Results  of  Operations:
------------------------

Consolidated revenues were 23% lower in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. Our backlog of orders, which we expect to deliver within the next twelve months, was $5.6 million at March 31, 2008, an increase of 229% as compared to $1.7 million at March 31, 2007. Total revenues for the periods presented are broken out as follows:

                                            Q-1         Q-1          % Change
                                           2008         2007        Incr (Decr)
                                          ------       ------       -----------
                                            (in thousands)

Electronic Article Surveillance (EAS)    $  979       $ 1,653          (41%)
Closed Circuit Television (CCTV)             86            96          (10%)
SentryVision                                647           580           12%
                                         -------      --------         -----
Total sales                               1,712         2,329          (26%)
Service, maintenance and installation       330           339           (3%)
                                         -------      --------         -----
Total revenues                           $2,042       $ 2,668          (23%)
                                         ======       ========         =====

Sales in the first quarter of 2008 were 26% lower than the same period in 2007. Both domestic and international sales were lower for EAS mainly due to low sales volume at our 51% owned labeling plant as well as lower domestic QuickCheck sales. There was an increase in domestic SentryVision sales, which was partially offset by lower international sales. Service income was lower due to a reduced number of service calls offset slightly by higher installation revenue while maintenance revenue remained constant. In general, the shortfall in sales revenue was a result of several large orders received too late in the quarter to be installed. This resulted in an increase in the order backlog of $2.8 million over the $2.8 million backlog as of December 31, 2007, equaling a total order backlog of $5.6 million as of March 31, 2008.

Cost of sales were 60% of total sales in the three-month period ended March 31, 2008 as compared to 55% in the three-month period ended March 31, 2007. The increase in the cost of sales percentage is mainly due to extremely low sales at our 51% owned labeling plant.

The 21% increase in customer service expenses in the first quarter of 2008 compared to the first quarter of 2007 is primarily due to an increase in subcontractor labor and salary expenses. The Company is continuing to use outside service contractors to supplement our field service employees in order to better manage total customer service costs during fluctuations in activity levels between periods.

Selling, general and administrative expenses were 18% lower in the three-month period ended March 31, 2008 when compared to the same period of the previous year. This decrease is principally the result of foreign exchange gains of $141,000 and a decrease in salary and warranty expenses, which were partially offset by higher sales promotion costs and professional fees. Foreign exchange gains resulted from the strengthening of the U.S. dollar valuation of the Company's Canadian dollar bank loan as well as receivables denominated in U.S. dollars from our Canadian subsidiary.

The decrease in research and development costs of 29% in the first quarter of 2008 when compared to the first quarter of 2007 is primarily a result of reduced consulting fees. The Company continues to develop both hardware and software products for its core library and traveling camera system markets.

Total interest and financing costs increased in the three-month period ended March 31, 2008 primarily as a result of financing costs (including the non-cash amortization of warrants issued of $118,000 and $76,000 in the three-month period ended March 31, 2008 and 2007, respectively) related to the loan guarantees provided by the Company's directors as well as increased interest expenses on a higher average outstanding debt offset slightly by interest income earned on past due receivable balances.

There was no income tax provision needed at March 31, 2008 as a result of our 51% owned labeling plant having a loss for the quarter. The income tax expense in the 2007 period was principally a result of the taxable income of this Canadian subsidiary, which cannot be offset by Sentry's net operating loss carryforwards.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2008 and 2007


As a result of the foregoing, Sentry had losses of $887,000 in the quarter ended March 31, 2008 as compared to losses of $724,000 in the quarter ended March 31, 2007.


Liquidity  and  Capital  Resources  as  of  March  31,  2008

At March 31, 2008, we had cash and short-term investments of $1,322,000, working capital of ($742,000) and total assets of $7,453,000. While we had a loss of $0.9 million in the first three months of 2008, we generated net cash from operating activities of $0.9 million. This was primarily a result of collecting a large receivable balance the last week of the quarter.

Cash provided by investing activities was $83,000 during the first three months of 2008 due to use of short term investments, partially offset by changes in other assets.

Cash provided by financing activities was $70,000 during the first quarter of 2008 primarily due to increased borrowings under our RBC credit facilities. Borrowing availability under the credit facilities has been based upon the combined levels of receivables and inventory, which was slightly higher in the first three months of 2008. The extra availability under the credit facility above the maximum allowable limit resulted from the $1.0 million loan guarantees provided by our directors as well as RBC allowing the Company to exceed the maximum allowable borrowing by an additional $1.0 million. The Company is currently in negotiations with RBC to finalize a forbearance with the bank.

In November 2006, the Company and certain of its subsidiaries amended its secured credit facility with RBC by converting the facility to a demand loan, increasing the interest rate and eliminating financial covenants. In addition, during 2006, the maximum borrowing under the facility was reduced to Canadian $3.6 million (U.S. $3.5 million). However, RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $973,000) in exchange for additional security provided by two of the Company's directors in the second quarter of 2006. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (5.25% at March 31, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of March 31, 2008, the Company had borrowings of $3.5 million, which exceeded the maximum available (subject to the above limitations) under the demand loan. RBC agreed to temporarily increase the availability to the Company by Canadian $300,000 (U.S. $292,000) until March 31, 2008 in consideration of a further guarantee by certain directors.

In consideration for these guarantees, as described above, Mr. Murdoch and Mr. Furst received a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2008 and 2007

of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $40,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months. During the three month period ended March 31, 2008, $49,000 (March 31, 2007 - $30,000) has been recorded in interest and financing expense related to these warrants and $17,000 will be expensed in the second quarter of 2008.

As of April 11, 2008, Mr. Robert Furst extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee renewal, Mr. Furst will receive a fee of $13,333 paid in eight equal monthly installments. As additional consideration he will receive fully vested warrants for the purchase approximately to 2 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

As of April 30, 2008, Mr. Peter Murdoch extended his personal guarantee relating to the RBC loan agreement to December 31, 2008. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $20,000 paid in eight equal monthly installments. As additional consideration he will receive fully vested warrants for the purchase of approximately 3 million common shares of the Company, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

As of March 31, 2008, the Company exceeded the maximum borrowing available (subject to above limitations) by approximately $1.0 million under the demand loan. RBC agreed to temporarily waive the violation; but reserves all of its rights and remedies under the loan agreement on the basis that a forbearance agreement be finalized.

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006 through the expiration of the facility on June 15, 2007, the Company drew up to a maximum of $550,000 under the facility. Interest was payable at Tradition Capital Bank's prime rate (7.0% at March 31, 2008), plus 1% per annum. Borrowings under this facility were secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan was fully secured by personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $23,000 shared between them paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 is being taken into income over the period of the guarantee, which is ten months.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008 under the same terms and conditions as listed above. As of March 31,

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2008 and 2007

2008 borrowings were at the maximum amount available. In consideration of the guarantees, Mr. Murdoch and Mr. Furst will receive a fee of $15,000 shared between them paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 will be taken into income over the period of the guarantee, which is seven months. During the three month period ended March 31, 2008, $66,000 (March 31, 2007 - $46,000) has been recorded in interest and financing expense related to these warrants and $22,000 will be expensed in the second quarter of 2008.

As of April 30, 2008, Mr. Peter Murdoch and Mr. Robert Furst agreed to extend their personal guarantees relating to the Tradition Capital Bank loan agreement to December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $35,000 shared between them in eight equal monthly installments. As additional consideration they will receive fully vested warrants for the purchase of approximately 5.3 million common shares of the Company, to be shared equally, exercisable until April 30, 2010, at an exercise price of $0.10 per share.

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self service library systems. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment" and beginning in August 2007 is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $3,000 for the three-month period ended March 31, 2008 and $3,000 will be expensed in the second quarter of 2008.

In December 2007, Mr. Murdoch and Mr. Furst agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the three month period ended March 31, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. The Company continued to incur operating losses through the first three months of 2008. This has limited the Company's ability to secure additional bank financing. The Company collected a large receivable balance the last week of the quarter ended March 31, 2008, which caused our cash balance to increase to $1.2 million. The Company has instituted certain plans to increase its revenue base as well as preserve its cash.

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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
March 31, 2008 and 2007

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


Related  Party  Transactions
----------------------------
Certain of Sentry's key shareholders and directors personally guaranteed bank debt to the Company. Please refer to the Liquidity and Capital Resources section for details.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the three month period ended March 31, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008. Included in accrued liabilities for 2007 for this transaction is $142,000.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these commodity market risks.


Item  4T.  Controls  and  Procedures

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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
PART II  - OTHER INFORMATION
March 31, 2008 and 2007


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

                                SENTRY TECHNOLOGY CORPORATION
                                -----------------------------


Date:     May 14, 2008          By:     /s/JOAN E. MILLER
          ------------                -------------------------
                                      Joan E. Miller, Vice President
                                      Finance and Treasurer
                                      (Principal Financial and
                                                   Accounting Officer)