Form 10-Q
period 2008-06-30
SENTRY TECHNOLOGY CORP
filed 2008-08-12
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2008

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                Commission File Number                1-12727
                                                     ----------


                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                        96-11-3231714
       ----------                                       -------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation  or organization)                      Identification No.)


     1881  Lakeland  Avenue,  Ronkonkoma,  NY                   11779
----------------------------------------------------            -----
    (Address of principal executive offices)                 (Zip Code)


                                  631-739-2000
                                  ------------
            (Registrant's telephone number, including area code)

                                    n/a
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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


   Large  accelerated  filer                 Accelerated  filer
                             =====                                =====

   Non-accelerated filer                     Small reporting company    X
                             =====                                    =====
(Do not check if a small reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                        Yes             No    X
                                            -----           -----

As of August 11, 2008, there were 120,743,804 shares of Common Stock outstanding.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                                     INDEX
                                     -----


                                                                    Page No.
                                                                    --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets --
         June 30, 2008, and December 31, 2007                           3

         Consolidated Statements of Operations and Comprehensive
         Income (Loss) --
         Three Months Ended June 30, 2008, and 2007
         And Six Months Ended June 30, 2008, and 2007                   4

         Consolidated Statements of Cash Flows --
         Six Months Ended June 30, 2008, and 2007                       5

         Notes to Condensed Consolidated Financial
         Statements - June 30, 2008, and 2007                         6 - 14


Item 2.  Management's Discussion and Analysis of Plan of Operation   14 - 19


Item 3.  Quantitative and Qualitative Disclosures about Market Risk    19

Item 4T. Controls and Procedures                                     19 - 20


PART II.   OTHER INFORMATION
----------------------------

Item 6.  Exhibits                                                      20


Signature                                                              20

------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements
SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Amounts)
(Unaudited)

                                                                     JUNE 30,           December 31,
                                                                      2008                 2007
                                                                    ---------          --------------
                       ASSETS
-------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                        $  1,389             $    256
   Short-term investments                                                199                  202
   Accounts receivable, less allowance for doubtful
      accounts of $149 in 2008 and $209 in 2007, respectively            845                3,014
   Inventory, net                                                      3,124                3,299
   Prepaid expenses and other assets                                     899                  858
                                                                    ---------            ---------
Total current assets                                                   6,456                7,629

PROPERTY AND EQUIPMENT, net                                              556                  634
OTHER ASSETS                                                             266                  269
                                                                    ---------            ---------
   TOTAL ASSETS                                                     $  7,278             $  8,532
                                                                    =========            =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------
Current Liabilities:
   Bank indebtedness, demand loan and revolving line of credit      $  4,120             $  4,551
   Accounts payable                                                      612                1,223
   Accrued liabilities                                                 1,667                1,539
   Obligations under capital leases - current portion                      2                    2
   Deferred income                                                       265                  145
   Convertible debenture                                               2,000                1,986
                                                                    ---------            ---------
Total current liabilities                                              8,666                9,446

OBLIGATIONS UNDER CAPITAL LEASES - less current portion                    6                    7
DEFFERED TAX LIABILITY                                                   114                  117
                                                                    ---------            ---------
Total liabilities                                                      8,786                9,570

MINORITY INTEREST                                                      1,205                1,200

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value; authorized 10,000
  (2007 - 10,000) shares; none issued and outstanding
  Common stock, $0.001 par value; authorized 190,000
  (2007 - 190,000) shares; issued and outstanding 120,744
   and 120,744 shares, respectively                                      121                  121
  Additional paid-in capital                                          49,885               49,420
  Accumulated deficit                                                (53,269)             (52,390)
  Accumulated other comprehensive income                                 550                  611
                                                                    ---------            ---------
Total stockholders' deficit                                           (2,713)              (2,238)
                                                                    ---------            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                                     $  7,278             $  8,532
                                                                    =========            =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In Thousands, Except Per Share Amounts)





                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                -----------------------         ----------------------
                                                                2008               2007         2008              2007
                                                                      (Unaudited)                     (Unaudited)
REVENUES:
    Sales                                                    $  3,402          $  1,991        $  5,114         $  4,320
    Service, installation and other revenues                      627               437             957              776
                                                             ---------         ---------       ---------        ---------
                                                                4,029             2,428           6,071            5,096

COST OF SALES AND EXPENSES:
    Cost of sales                                               1,884             1,106           2,903            2,376
    Customer service expenses                                     555               485           1,105              940
    Selling, general and administrative expenses                1,095             1,395           2,074            2,592
    Research and development                                      146               185             293              391
                                                             ---------         ---------       ---------        ---------
                                                                3,680             3,171           6,375            6,299
                                                             ---------         ---------       ---------        ---------
INCOME (LOSS) FROM OPERATIONS                                     349              (743)           (304)          (1,203)
INTEREST AND FINANCING EXPENSE, net                               327               193             564              406
                                                             ---------         ---------       ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTEREST                                          22              (936)           (868)          (1,609)
INCOME TAX EXPENSE (RECOVERY)                                       6               (20)              6                7
                                                             ---------         ---------       ---------        ---------
INCOME (LOSS) BEFORE MINORITY INTEREST                             16              (916)           (874)          (1,616)
MINORITY INTEREST EXPENSE (INCOME)                                  8               (18)              5                6
                                                             ---------         ---------       ---------        ---------
NET INCOME (LOSS)                                                   8              (898)           (879)          (1,622)
                                                             ---------         ---------       ---------        ---------



OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign Currency Translation Adjustments                        23               198             (61)             210
                                                             ---------         ---------       ----------       ---------
COMPREHENSIVE INCOME (LOSS)                                  $     31          $   (700)       $   (940)        $ (1,412)
                                                             =========         =========       ==========       =========

EARNINGS (LOSS) PER SHARE
   Basic and diluted                                         $   0.00          $  (0.01)       $  (0.01)        $  (0.01)
                                                             =========         =========       =========        =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   Basic and diluted                                          120,744           120,744         120,744          120,744
                                                             =========         =========       =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                    ------------------
                                                                                 2008                2007
                                                                                 ----                ----
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (879)           $(1,622)
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
      Depreciation                                                                 59                 63
      Amortization of other assets                                                 40                 64
      Non-cash consideration
           Stock-based compensation                                                 8                 14
           Warrant amortization included in interest                              273                152
           Amortization of convertible debenture included in interest              14                 21
      Minority interest in net income of consolidated subsidiary                    5                  6
    Changes in operating assets and liabilities:
      Accounts receivable                                                       2,116              1,115
      Inventory                                                                   163               (330)
      Prepaid expenses and other assets                                           138               (164)
      Accounts payable                                                           (608)               408
      Accrued liabilities                                                         135                (99)
      Deferred income                                                             121                 58
                                                                               -------            -------
    Net cash provided by (used in) operating activities                         1,585               (314)
                                                                               -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Changes in short-term investments                                              (2)               190
    Purchase of property and equipment                                            ---                (25)
    Other assets                                                                  (38)               103
                                                                               -------            -------
    Net cash (used in) provided by investing activities                           (40)               268
                                                                               -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing on the demand loan and revolving line of credit                (350)              (212)
    Repayment of obligations under capital leases                                  (1)                (2)
                                                                               -------            -------
    Net cash (used in) provided by financing activities                          (351)              (214)
                                                                               -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                      (61)               166
                                                                               -------            -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,133                (94)
CASH AND CASH EQUIVALENTS, beginning of period                                    256                360
                                                                               -------            -------
CASH AND CASH EQUIVALENTS, end of period                                       $1,389             $  266
                                                                               =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
    Interest                                                                   $  335             $  254
                                                                               =======            =======
    Income taxes                                                               $  ---             $   10
                                                                               =======            =======

Non-cash financing activities:
Issuance of warrants relating to bank guarantees                               $  457             $  ---
                                                                               =======            =======

The accompanying notes are an integral part of these condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


NOTE  1  --  Basis  of  Presentation
------------------------------------
The accompanying unaudited condensed consolidated financial statements include the accounts of Sentry Technology Corporation ("Sentry") and its majority-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated on consolidation.

The interim financial information as of June 30, 2008, and for the three- and six-month periods ended June 30, 2008, and 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2008, and results of operations and cash flows for the three- and six-month periods ended June 30, 2008, and 2007, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has incurred operating losses and decreased financial position as a result of not meeting its business plan. The Company had losses of approximately $0.9 million for the six- month period ended June 30, 2008 (June 30, 2007 - $1.6 million), and as of June 30, 2008, the Company had an accumulated deficit of approximately $53.3 million (December 31, 2007 - $52.4 million). The Company's continuation as a going concern is uncertain. The Company entered into a forbearance agreement on May 29, 2008, with its primary lenders who have agreed to forbear from the exercise of their rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of a default in the agreement. The Company's convertible debenture holders and Tradition Capital Bank have agreed to extend maturity to December 31, 2008. Management's plan is to pursue raising additional funds through future equity or debt financing to satisfy its commitments to its primary lenders and meet its obligations to the convertible debenture holders until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

NOTE  3  --  Recent  Accounting  Pronouncements
-----------------------------------------------

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Statement of Financial Accounting Standards ("SFAS") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS
142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles ("GAAP"). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2008, FASB issued FSP EITF Issue 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


December 15, 2008, and interim periods within those years. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.


NOTE 4 -- Inventory
-------------------

 Inventory consisted of the following:          JUNE 30,          December 31,
                                                --------          ------------
                                                  2008                 2007
                                                --------          ------------
                                              (UNAUDITED)          (audited)
                                                      (In thousands)

             Raw  materials                    $  1,170          $  1,288
             Work-in-process                        213               193
             Finished  goods                      1,741             1,818
                                              -----------       -----------
             Total,  net                       $  3,124          $  3,299
                                              -----------       -----------

Reserves for excess and obsolete inventory totaled $1,346,000 and $1,350,000 as of June 30, 2008, and December 31, 2007, respectively, and have been included as a component of the above amounts.


NOTE 5 - Bank Indebtedness, Demand Loan and Revolving Line of Credit
--------------------------------------------------------------------

                                                    JUNE 30,        December 31,
                                                    --------        ------------
                                                      2008              2007
                                                    --------        ------------
                                                   (UNAUDITED)        (audited)
                                                         (In thousands)

Royal Bank of Canada ("RBC") - Bank indebtedness      $    6          $    13
RBC - Demand loan                                      3,064            3,488
Tradition Capital Bank - Revolving line of credit      1,050            1,050
                                                   ----------        ----------
                                                     $ 4,120          $ 4,551
                                                   ==========        ==========

a)     Royal  Bank  of  Canada
       -----------------------

The maximum borrowing under the demand loan facility was Canadian $3.6 million (U.S. $3.5 million). RBC increased the borrowing base formula by Canadian $1 million (U.S. $982,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (4.75% at June 30, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of June 30, 2008, the Company exceeded its facilities under the lending formula by approximately $0.6 million (subject to the above limitations) under the demand loan. RBC agreed to forbear from the exercise of its rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of default in accordance with the forbearance agreement which was finalized on May 29, 2008. In accordance with the forbearance agreement the maximum borrowings were reduced to Canadian $3,175,000 (U.S. $3,117,000) and the interest rate was increased from RBC's prime rate plus 2.75% per annum to RBC's prime rate plus 3.25% per annum.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


In consideration for the guarantees provided by Mr. Murdoch and Mr. Furst to RBC, the Company paid a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $40,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months. These guarantees expired in April 2008 and were subsequently renewed in May 2008 until December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $33,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $54,000 for the three- month period ended June 30, 2008, $103,000 for the six-months ended June 30, 2008. During the three- and six-month periods ended June 30, 2007, $20,000 and $50,000, respectively, has been recorded in interest and financing expense.

b)     Tradition  Capital  Bank
       ------------------------

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006, through the expiration of the facility on June 15, 2007, the Company drew up to a maximum of $550,000 under the facility. Borrowings under this facility were secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan was fully secured by personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $23,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008, under the same terms and conditions as listed above. In consideration of the guarantees, Mr. Murdoch and Mr. Furst received a fee of $15,000, shared between them, paid in

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 was taken into income over the period of the guarantee, which was seven months. On April 30, 2008 the above loan facility expired and was renewed until December 31, 2008. Interest is payable at the reference rate (Wall Street Journal prime, with an interest rate floor of 5.5% currently 5.0%), plus 1.0% per annum. At June 30, 2008, borrowings were at the maximum amount available. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $35,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.3 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $157,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $61,000 for the three-month period ended June 30, 2008, $128,000 for the six-months ended June 30, 2008. During the three- and six-month periods ended June 30, 2007, $37,000 and $87,000, respectively, has been recorded in interest and financing expense.


NOTE 6 -- Accrued Liabilities
-----------------------------
                                                      JUNE 30,     December 31,
                                                      --------     ------------
                                                        2008           2007
                                                      --------     ------------
                                                     (UNAUDITED)    (audited)
                                                     -----------    ----------
                                                           (In thousands)

Accrued salaries, employee benefits and payroll taxes   $   227      $   280
Customer deposit payables                                   744          305
Other accrued liabilities                                   696          954
                                                        --------     --------
                                                        $ 1,667      $ 1,539
                                                        ========     ========

NOTE 7 - Convertible Debenture
------------------------------

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

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


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

On April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008. The 5 million warrants that were originally issued expired. In consideration of this renewal, Brookfield received fully vested, two year warrants to purchase 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months.


NOTE  8  --  Related  Party  Transactions
-----------------------------------------

Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Certain of Sentry's key shareholders and directors personally guaranteed bank debt to the Company. Please refer to Note 5 for details.

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self service library systems. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $3,000 for the three-month period and $5,000 for the six-month period ended June 30, 2008.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the six-month period ended June 30, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


NOTE 9 -- Stock-Based Compensation
----------------------------------

a)     Stock  Options
       --------------

The Company's 1997 Stock Incentive Plan of Sentry (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation. This plan expired as of January 14, 2007, and as such, there were no remaining shares available for grant under this plan at June 30, 2008. The plan was renewed on May 18, 2007 (the "2007 Plan"), is shareholder approved and permits the granting of common share options and shares to its employees for up to 5,000,000 shares of common stock as stock-based compensation. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards, or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant.

There was no cash received from exercise of options during the three- and six-month periods ended June 30, 2008 and the three- and six-month periods ended June 30, 2007.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                        2008        2007       2008      2007
                                        ----        ----       ----      ----

Risk-free interest rate                  ---        4.82%       ---     4.82%
Expected dividend yield                  ---         0%         ---      0%
Expected lives                           ---     2-5 years      ---    2-5 years
Expected volatility                      ---        80%         ---     80%


The following table represents the Company's stock options granted, forfeited, or expired and exercised during the six-months ended June 30, 2008:

                                                                   Weighted
                                       Number of      Weighted     Average      Aggregate
                                        Shares        Average      Remaining    Intrinsic
                                       Subject to     Exercise    Contractual     Value
                                       Issuance       Price          Term         ($000)
                                       --------       -----          ----         ------

Outstanding as of January 1, 2008      2,057,000      $ 0.10
Granted                                    ---          ---
Exercised                                  ---          ---
Forfeited                               (129,000)       0.16
Expired                                   (3,000)       2.37
                                      -----------     -------
OUTSTANDING AS OF JUNE 30, 2008        1,925,000      $ 0.09       7.0 YEARS       $ 4
                                      ===========     ======       =========       ===

EXERCISABLE AS OF JUNE 30, 2008        1,201,000      $ 0.09       6.7 YEARS       ---
                                      ===========     ======       =========       ===

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008, and 2007


The aggregate intrinsic value of options exercisable has been shown as $0 because the exercise price of the exercisable option shares exceeded the period end market price of the Company's common stock.

The compensation cost recognized in income for stock-based compensation was $4,000 and $8,000 for the three- and six-month periods ended June 30, 2008, and $7,000 and $14,000 for the three- and six- month periods ended June 30, 2007, respectively.

As of June 30, 2008, there was $39,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years.

There were no stock options issued during the six-month period ended June 30, 2008. There were 511,500 options issued during the six-month period ended June 30, 2007, with a weighted average estimated fair value of $0.06.

At June 30, 2008, options for 4,508,500 common shares were available for future grants under the 2007 Stock Option Plan. On January 14, 2007, the 1997 Plan expired. There were no common shares available for future grant under this Plan.

   b)     Warrants
          --------

As of June 30, 2008, Sentry has outstanding warrants for 35,093,123 (June 30, 2007 - 13,363,680) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.17 (June 30, 2007 - $0.05 to $0.17) and expire from December 15, 2008, through May 1, 2010.


NOTE  10  -  Fair  Value  Measurements
--------------------------------------

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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2008, and 2007


Cash and cash equivalents, short-term investments (Level 1), accounts receivable, bank indebtedness, accounts payable and accrued liabilities (Level
2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.


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


Results  of  Operations:
------------------------

Consolidated revenues were 66% higher in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007. For the six- month period ended June 30, 2008 consolidated revenues were 19% higher than in the same period of last year. Our backlog of orders, which we expect to deliver within the next twelve months, was $3.6 million at June 30, 2008, an increase of 9% as compared to $3.3 million at June 30, 2007, and a 29% increase as compared to $2.8 million at December 31, 2007. Total revenues for the periods presented are broken out as follows:

                                          Q-2       Q-2       %            6 Mos.    6 Mos.      %
                                         2008      2007     Change          2008      2007     Change
                                         ----      ----     ------         ------    ------    ------
                                         (in thousands)                     (in thousands)

Electronic Article Surveillance (EAS)   $ 1,184   $ 1,247     (5)         $ 2,163   $ 2,900     (25)
Closed Circuit Television (CCTV)             52        53     (2)             138       149      (7)
SentryVision                              2,166       691    213            2,813     1,271     121
                                        -------   -------   ----          -------   -------    -----
Total sales                               3,402     1,991     71            5,114     4,320      18
Service, maintenance and installation       627       437     43              957       776      23
                                        -------   -------   ----          -------   -------    -----
Total revenues                          $ 4,029   $ 2,428     66          $ 6,071   $ 5,096      19
                                        =======   =======   ====          =======   =======    =====


Sales in the second quarter of 2008 were 71% higher than the same period in 2007. For the three- and six- month periods ended June 30, 2008 both domestic and international sales were lower for EAS sales mainly due to weak sales volume at our 51% owned labeling plant. In the three- month period ended June 30, 2008 we had higher domestic QuickCheck self-service library sales offset by lower QuickCheck sales in the

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2008, and 2007


six- month period ended June 30, 2008 compared to 2007. CCTV produced slightly lower sales in both the three- month and six- month periods while SentryVision international sales were up in both the three- month and six- month periods due to a $900,000 sale to a dealer serving the Mexico City Metro. Domestic SentryVision sales are up in both the three- and six- month periods due to higher sales to two major customers. Installation revenues were higher in the three- and six- month periods of 2008 as compared to 2007 due to higher related sales revenue. Maintenance revenue was higher offset slightly by lower service revenue in both the three- and six- month periods.

Cost of sales were 55% and 57% of total sales in the three- and six- month periods ended June 30, 2008 as compared to 56% and 55% in the three- and six-month periods ended June 30, 2007. The three- month decrease in the cost of sales percentage is mainly due to a higher volume of sales. The six- month increase in the cost of sales percentage is mainly due to lower sales at our 51% owned labeling plant.

The 14% increase in customer service expenses in the second quarter and the 18% increase in the first six- months of 2008 compared to the second quarter and first six- months of 2007 is primarily due to an increase in subcontractor labor, salary expenses and lift rentals due to higher revenues. The Company is continuing to use outside service contractors to supplement our field service employees in order to better manage total customer service costs during fluctuations in activity levels between periods.

Selling, general and administrative expenses were 22% and 20% lower in the three- and six- month periods ended June 30, 2008, respectively, when compared to the same periods of the previous year. This decrease is principally the result of foreign exchange loss of $65,000 in the three- month period and a gain of $76,000 in the six- month period ended June 30, 2008 compared to a loss of $292,000 in the three- month period and a loss of $337,000 in the six- month period ended June 30, 2007 as well as lower sales salaries and travel and warranty expenses, offset slightly by higher professional fees. Foreign exchange gains resulted from the strengthening of the U.S. dollar valuation of the Company's Canadian dollar bank loan as well as receivables denominated in U.S. dollars from our Canadian subsidiary.

The decrease in research and development costs of 21% in the second quarter of 2008 when compared to the second quarter of 2007 is primarily a result of lower salary and travel expenses and the 25% decrease in the six- month period ended June 30, 2008 as compared to the same period of 2007 is primarily due to a decrease in salary and consulting fees. The Company continues to develop both hardware and software products for its core library and traveling camera system markets.

Total interest and financing costs increased in the three- and six- month periods ended June 30, 2008 primarily as a result of financing costs related to the non-cash amortization of warrants issued of $155,000 and $273,000 in the three- and six- month periods ended June 30, 2008 as compared to $58,000 in the three- month and $134,000 in the six- month periods ended June 30, 2007, as a result of the loan guarantees provided by the Company's directors as well as increased interest expenses on a higher average outstanding debt.

The income tax expense (income) in all periods presented principally results from the taxable income of one of our Canadian subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had a gain of $8,000 and a loss of $879,000 in the quarter and six- months ended June 30, 2008 as compared to losses of $898,000 and $1,622,000 in the quarter and six- months ended June 30, 2007.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2008, and 2007


Liquidity  and  Capital  Resources  as  of  June  30,  2008

At June 30, 2008, we had cash and short-term investments of $1,588,000, working capital of ($2,210,000) and total assets of $7,278,000. While we had a loss of $0.9 million in the first six months of 2008, we generated net cash from operating activities of $1.6 million. This was primarily a result of collecting accounts receivable balances as well as collecting cash upfront from most foreign customers and some domestic customers.

Cash used by investing activities was $40,000 during the first six months of 2008 mainly due to changes in other assets.

Cash used by financing activities was $351,000 during the first six months of 2008 primarily due to reduced borrowings under our RBC credit facilities. Borrowing availability under the credit facilities has been based upon the combined levels of receivables and inventory, which was lower in the first six months of 2008. The extra availability under the credit facility above the maximum allowable limit resulted from the $1.0 million loan guarantees provided by our directors as well as RBC allowing the Company to exceed the maximum allowable borrowing by an additional $0.6 million as of June 30, 2008. The Company entered into a forbearance agreement with RBC in May 2008, extending the RBC bank credit to October 31, 2008.

The maximum borrowing under the demand loan facility was Canadian $3.6 million (U.S. $3.5 million). RBC increased the borrowing base formula by Canadian $1 million (U.S. $982,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (4.75% at June 30, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of June 30, 2008, the Company exceeded its facilities under the lending formula by approximately $0.6 million (subject to the above limitations) under the demand loan. RBC agreed to forbear from the exercise of its rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of default in accordance with the forbearance agreement which was finalized on May 29, 2008. In accordance with the forbearance agreement the maximum borrowings were reduced to Canadian $3,175,000 (U.S. $3,117,000) and the interest rate was increased from RBC's prime rate plus 2.75% per annum to RBC's prime rate plus 3.25% per annum.

In consideration for the guarantees provided by Mr. Murdoch and Mr. Furst to RBC, the Company paid a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $40,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months. These guarantees expired in April 2008 and were subsequently renewed in May 2008 until December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2008, and 2007


a fee of $33,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $54,000 for the three- month period ended June 30, 2008, $103,000 for the six- months ended June 30, 2008. During the three- and six-month periods ended June 30, 2007, $20,000 and $50,000, respectively, has been recorded in interest and financing expense.

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006, through the expiration of the facility on June 15, 2007, the Company drew up to a maximum of $550,000 under the facility. Borrowings under this facility were secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan was fully secured by personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $23,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008, under the same terms and conditions as listed above. In consideration of the guarantees, Mr. Murdoch and Mr. Furst received a fee of $15,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 was taken into income over the period of the guarantee, which was seven months. On April 30, 2008 the above loan facility expired and was renewed until December 31, 2008. Interest is payable at the reference rate (Wall Street Journal prime, with an interest rate floor of 5.5% currently 5.0%), plus 1.0% per annum. At June 30, 2008, borrowings were at the maximum amount available. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $35,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully vested, two year warrants to purchase approximately 5.3 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $157,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $61,000 for the three-month period ended June 30, 2008, $128,000 for the six-months ended June 30, 2008. During the three- and six-month periods ended June 30, 2007, $37,000 and $87,000, respectively, has been recorded in interest and financing expense.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2008, and 2007


In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self service library systems. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $3,000 for the three-month period and $5,000 for the six-month period ended June 30, 2008.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the six-month period ended June 30, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.

On April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008. The 5 million warrants that were originally issued expired. In consideration of this renewal, Brookfield received fully vested, two year warrants to purchase 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. The Company continued to incur operating losses through the first six months of 2008. This has limited the Company's ability to secure additional bank financing. The Company collected cash in advance of delivery from both foreign and domestic customers, which caused our cash balance to increase to $1.4 million. The Company has instituted certain plans to increase its revenue base as well as preserve its cash and continue to reduce operating expenses.

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

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
June 30, 2008, and 2007


Related  Party  Transactions
----------------------------
Certain of Sentry's key shareholders and directors personally guaranteed bank debt to the Company. Please refer to the Liquidity and Capital Resources section for details.

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self service library systems. In consideration of this guarantee Mr. Murdoch will receive a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully vested, two year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 is being taken into income over the period of the guarantee, which is twelve months. Interest and financing expense recorded was $3,000 for the three-month period and $5,000 for the six-month period ended June 30, 2008.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the six-month period ended June 30, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.


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


Item  4T.  Controls  and  Procedures

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

Our Chief Executive Officer and our Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2008, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

Our disclosure controls and procedures have been formulated to ensure (i) that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) that the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
PART II  - OTHER INFORMATION
June 30, 2008, and 2007


(b)  Changes  in  Internal  Controls  over  Financial  Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II  - OTHER INFORMATION

Item 6 - Exhibits

(a)     Exhibits:

10.1 - Forbearance Agreement, dated May 29, 2008, by and among Royal Bank of Canada, Sentry Technology Canada Inc., Sentry Technology Corporation and Custom Security Industries Inc.

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

                            SENTRY TECHNOLOGY CORPORATION
                            -----------------------------


Date:   August 11, 2008     By:     /s/JOAN E. MILLER
        ---------------            -----------------------------------------
                                     Joan E. Miller, Vice President - Finance
                                     and Treasurer
                                    (Principal Financial and Accounting Officer)