Form 10-Q
period 2008-09-30
SENTRY TECHNOLOGY CORP
filed 2008-11-14
CIK 1030708

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2008

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                 Commission File Number              1-12727
                 -------------------------------------------


                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                  96-11-3231714
           -------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation  or organization)                 Identification No.)


     1881 Lakeland Avenue, Ronkonkoma, NY                    11779
-------------------------------------------------------      -----
     (Address of principal executive offices)              (Zip Code)


                                  631-739-2000
                                  ------------
              (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

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

Non-accelerated filer (Do not check if a small reporting company)

Small reporting company  X
                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes             No      X
                         ----

As of November 14, 2008, there were 120,743,804 shares of Common Stock outstanding.

                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                                     INDEX
                                     -----


                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheets --
     September 30, 2008, and December 31, 2007                          3

     Consolidated Statements of Operations and Comprehensive Loss -- Three Months Ended September 30, 2008, and 2007
     and Nine Months Ended September 30, 2008, and 2007                 4

     Consolidated Statements of Cash Flows --
     Nine Months Ended September 30, 2008, and 2007                     5

     Notes to Condensed Consolidated Financial
     Statements - September 30, 2008, and 2007                        6 - 14


Item 2.  Management's Discussion and Analysis of Plan of Operation   14 - 20


Item 3.  Quantitative and Qualitative Disclosures about Market Risk     20


Item 4T. Controls and Procedures                                     20 - 21


PART II.   OTHER INFORMATION
----------------------------

Item 6.   Exhibits                                                   21 - 22


Signature                                                              22

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.     Financial Statements
SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value Amounts)
(Unaudited)



                                                                     SEPTEMBER 30,       December 31,
                                                                        2008                 2007
                                                                     -------------       ------------

                  ASSETS
-------------------------------------------------
Current Assets:
  Cash and cash equivalents                                          $    215             $    256
  Short-term investments                                                  289                  202
  Accounts receivable, less allowance for doubtful
    accounts of $175 in 2008 and $209 in 2007, respectively             1,784                3,014
  Inventory, net                                                        2,997                3,299
  Prepaid expenses and other assets                                       582                  858
                                                                     ---------            ---------
Total current assets                                                    5,867                7,629

PROPERTY AND EQUIPMENT, net                                               525                  634
OTHER ASSETS                                                              244                  269
                                                                     ---------            ---------
  TOTAL ASSETS                                                       $  6,636             $  8,532
                                                                     =========            =========


    LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------
Current Liabilities:
  Bank indebtedness, demand loan and revolving line of credit        $  3,986             $  4,551
  Accounts payable                                                        780                1,223
  Accrued liabilities                                                   1,299                1,539
  Obligations under capital leases - current portion                        2                    2
  Deferred income                                                         240                  145
  Convertible debenture                                                 2,000                1,986
                                                                     ---------            ---------
Total current liabilities                                               8,307                9,446

OBLIGATIONS UNDER CAPITAL LEASES - less current portion                     5                    7
DEFFERED TAX LIABILITY                                                    109                  117
                                                                     ---------            ---------
Total liabilities                                                       8,421                9,570

MINORITY INTEREST                                                       1,213                1,200

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value; authorized 10,000
   (2007 - 10,000) shares; none issued and outstanding
  Common stock, $0.001 par value; authorized 190,000
   (2007 - 190,000) shares; issued and outstanding 120,744
    and 120,744 shares, respectively                                      121                  121
  Additional paid-in capital                                           49,894               49,420
  Accumulated deficit                                                 (53,473)             (52,390)
  Accumulated other comprehensive income                                  460                  611
                                                                     ---------            ---------
Total stockholders' deficit                                            (2,998)              (2,238)
                                                                     ---------            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  6,636             $  8,532
                                                                     =========            =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)



                                                               Three Months Ended                       Nine Months Ended
                                                                   September 30,                           September 30,
                                                             -------------------------               ------------------------
                                                             2008                 2007               2008                2007
                                                                     (Unaudited)                            (Unaudited)
REVENUES:
   Sales                                                   $  3,101            $  3,222             $  8,215          $  7,542
   Service, installation and other revenues                     472                 839                1,429             1,615
                                                            ---------           ---------            ---------         ---------
                                                              3,573               4,061                9,644             9,157

COST OF SALES AND EXPENSES:
   Cost of sales                                              1,818               1,799                4,721             4,175
   Customer service expenses                                    522                 692                1,627             1,632
   Selling, general and administrative expenses                 967               1,403                3,041             3,995
   Research and development                                     142                 165                  435               556
                                                            ---------           ---------            ---------         ---------
                                                              3,449               4,059                9,824            10,358
                                                            ---------           ---------            ---------         ---------
INCOME (LOSS) FROM OPERATIONS                                   124                   2                 (180)           (1,201)
INTEREST EXPENSE, net                                           139                 132                  415               384
NON-CASH AMORTIZATION COSTS RELATED TO FINANCING                172                  89                  460               243
                                                            ---------           ---------            ---------         ---------
LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                                       (187)               (219)              (1,055)           (1,828)
INCOME TAX EXPENSE (RECOVERY)                                     9                  (7)                  15               ---
                                                            ---------           ---------            ---------         ---------
LOSS BEFORE MINORITY INTEREST                                  (196)               (212)              (1,070)           (1,828)
MINORITY INTEREST EXPENSE (INCOME)                                8                 (44)                  13               (38)
                                                            ---------           ---------            ---------         ---------
NET LOSS                                                       (204)               (168)              (1,083)           (1,790)
                                                            ---------           ---------            ---------         ---------


OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments                     (90)                165                 (151)              375
                                                            ---------           ---------            ---------         ---------
COMPREHENSIVE LOSS                                          $  (294)            $    (3)             $(1,234)          $(1,415)
                                                            =========           =========            =========         =========

LOSS PER SHARE
   Basic and diluted                                        $  (0.00)           $ (0.00)             $ (0.01)          $ (0.01)
                                                            =========           =========            =========         =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   Basic and diluted                                         120,744             120,744              120,744           120,744
                                                            =========           =========            =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                             2008                 2007
                                                                             ----                 ----
                                                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(1,083)            $(1,790)
   Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
     Depreciation                                                               88                  94
     Amortization of other assets                                               53                  93
     Non-cash consideration
         Stock-based compensation                                               17                  20
         Warrant amortization                                                  446                 213
         Amortization of convertible debenture                                  14                  30
     Minority interest expense (income) of consolidated subsidiary              13                 (38)
   Changes in operating assets and liabilities:
     Accounts receivable                                                     1,092                 (74)
     Inventory                                                                 276                 (31)
     Prepaid expenses and other assets                                         274                (321)
     Accounts payable                                                         (433)                644
     Accrued liabilities                                                      (224)                355
     Deferred income                                                            98                  (7)
                                                                           --------            ---------
   Net cash provided by (used in) operating activities                         631                (812)
                                                                           --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in short-term investments                                          (104)                104
   Purchase of property and equipment                                          (20)                (26)
   Changes in other assets                                                     (29)                 88
                                                                           --------            --------
   Net cash (used in) provided by investing activities                        (153)                166
                                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing (repayment) on the demand loan
      and revolving line of credit                                            (361)                354
   Repayment of obligations under capital leases                                (2)                 (2)
                                                                           --------            --------
   Net cash (used in) provided by financing activities                        (363)                352
                                                                           --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                  (156)                295
                                                                           --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (41)                  1
CASH AND CASH EQUIVALENTS, beginning of period                                 256                 360
                                                                           --------            --------
CASH AND CASH EQUIVALENTS, end of period                                   $   215             $   361
                                                                           ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest                                                                $   476             $   310
                                                                           ========            ========
   Income taxes                                                            $   ---             $    87
                                                                           ========            ========

Non-cash financing activity:
Issuance of warrants relating to bank guarantees                           $   457             $   357
                                                                           ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


NOTE  1  --  Basis  of  Presentation
------------------------------------
The accompanying unaudited condensed consolidated financial statements include the accounts of Sentry Technology Corporation ("Sentry") and its majority-owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated on consolidation.

The interim financial information as of September 30, 2008, and for the three and nine-month periods ended September 30, 2008, and 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2008, and results of operations and cash flows for the three and nine-month periods ended September 30, 2008, and 2007, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has incurred operating losses and decreased financial position as a result of not meeting its business plan. The Company had losses of approximately $1.1 million for the nine-month period ended September 30, 2008 (September 30, 2007 - $1.8 million), and as of September 30, 2008, the Company had an accumulated deficit of approximately $53.5 million (December 31, 2007 - $52.4 million). The Company's continuation as a going concern is uncertain. The Company entered into a Forbearance Agreement on May 29, 2008, with its primary lenders who have agreed to forbear from the exercise of their rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of a default in the agreement. As of October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009 with revised terms and conditions (see Notes 5 and 11). The Company's convertible debenture holders and Tradition Capital Bank have agreed to extend maturity to December 31, 2008. Management's plan is to pursue raising additional funds through future equity or debt financing to satisfy its commitments to its primary lenders and meet its obligations to the convertible debenture holders until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


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

In May 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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

In June 2008, FASB issued FSP EITF Issue 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings per

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP SFAS 133-1 and FIN 45-4"). FSP 133-1 and FIN 45-4 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Company's consolidated financial statements.

In October 2008, FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"), which clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.


NOTE 4 - Inventory, Net
-----------------------

Inventory consists of the following:        SEPTEMBER 30,         December 31,
                                            -------------         ------------
                                                2008                  2007
                                                ----                  ----
                                             (UNAUDITED)            (audited)
                                             -----------            ---------
                                                       (In thousands)

      Raw  materials                          $  1,133              $  1,288
      Work-in-process                              196                   193
      Finished  goods                            1,668                 1,818
                                              ---------             ---------
      Total,  net                             $  2,997              $  3,299
                                              =========             =========

Reserves for excess and obsolete inventory totaled $1,335,000 and $1,350,000 as of September 30, 2008, and December 31, 2007, respectively, and have been included as a component of the above amounts.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


NOTE 5 - Bank Indebtedness, Demand Loan and Revolving Line of Credit
--------------------------------------------------------------------

                                                 SEPTEMBER 30,      December 31,
                                                 =============      ============
                                                     2008               2007
                                                 -------------      ------------
                                                  (UNAUDITED)        (audited)
                                                         (In thousands)

Royal Bank of Canada ("RBC")-Bank indebtedness      $    11           $    13
RBC - Demand loan                                     2,925             3,488
Tradition Capital Bank-Revolving line of credit       1,050             1,050
                                                    -------           -------
                                                    $ 3,986           $ 4,551
                                                    =======           =======

a) Royal Bank of Canada
   ---------------------

The maximum borrowing under the demand loan facility was Canadian $3.6 million (U.S. $3.4 million). RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $944,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (4.75% at September 30, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of September 30, 2008, the Company exceeded its facilities under the lending formula by approximately $0.7 million (subject to the above limitations) under the demand loan. RBC agreed to forbear from the exercise of its rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of default in accordance with the Forbearance Agreement, which was finalized on May 29, 2008. In accordance with the Forbearance Agreement the maximum borrowings were reduced to Canadian $3,175,000 (U.S. $3,000,000) and the interest rate was increased from RBC's prime rate plus 2.75% per annum to RBC's prime rate plus 3.25% per annum.

As of October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009 with revised terms and conditions.

In consideration for the guarantees provided by Mr. Murdoch and Mr. Furst to RBC, the Company paid a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $40,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully-vested, two- year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months. These guarantees expired in April 2008 and were subsequently renewed in May 2008 until December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $33,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5 million

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007

common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $56,000 for the three-month period ended September 30, 2008, $159,000 for the nine-months ended September 30, 2008. During the three and nine-month periods ended September 30, 2007, $50,000 and $100,000, respectively, has been recorded in interest and financing expense.


b)  Tradition Capital Bank
    ----------------------

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006, through the expiration of the facility on June 15, 2007, the Company drew up to a maximum of $550,000 under the facility. Borrowings under this facility were secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan was fully secured by personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully- vested, two-year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $23,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008, under the same terms and conditions as listed above. In consideration of the guarantees, Mr. Murdoch and Mr. Furst received a fee of $15,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 was taken into income over the period of the guarantee, which was seven months. On April 30, 2008 the above loan facility expired and was renewed until December 31, 2008. Interest is payable at the reference rate (Wall Street Journal prime, with an interest rate floor of 5.5%, currently 5.0%), plus 1.0% per annum. At September 30, 2008, borrowings were at the maximum amount available. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $35,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5.3 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $157,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $59,000 for the three-month period ended September 30, 2008, $187,000 for the nine-months ended September 30, 2008. During the three and nine-month periods ended September 30, 2007, $28,000 and $111,000, respectively, has been recorded in interest and financing expense.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


NOTE 6 -- Accrued Liabilities
-----------------------------

                                                           SEPTEMBER 30,     December 31,
                                                          -------------     ------------
                                                              2008              2007
                                                          -------------     ------------
                                                           (UNAUDITED)       (audited)
                                                            ---------         -------
                                                                  (In thousands)
Accrued salaries, employee benefits and payroll taxes      $     271         $     280
Customer deposit payables                                        325               305
Other accrued liabilities                                        703               954
                                                           ----------        ----------
                                                           $   1,299         $   1,539
                                                           ==========        ==========

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

On April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008. The 5 million warrants that were originally issued expired. In consideration of this renewal, Brookfield received fully- vested, two-year warrants to purchase 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


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

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self-service library systems. In consideration of this guarantee Mr. Murdoch received a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 was taken into income over the period of the guarantee, which was twelve months. This guarantee expired in August 2008 and was subsequently renewed in August 2008 until August 2009. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $2,000 paid over the next year. Interest and financing expense recorded was $1,000 for the three-month period and $6,000 for the nine-month period ended September 30, 2008, respectively.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the nine-month period ended September 30, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.


NOTE 9 -- Stock-Based Compensation
----------------------------------

     a)     Stock  Options
            --------------

The Company's 1997 Stock Incentive Plan of Sentry (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation. This plan expired as of January 14, 2007, and as such, there were no remaining shares available for grant under this plan at September 30, 2008. The plan was renewed on May 18, 2007 (the "2007 Plan"), is shareholder approved, and permits the granting of common share options and shares to its employees for up to 5,000,000 shares of common stock as stock-based compensation. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards, or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant.

There was no cash received from exercise of options during the three and nine-month periods ended September 30, 2008 and the three and nine-month periods ended September 30, 2007.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                                  Three Months Ended         Nine Months Ended
                                      September 30,            September 30,
                                   2008         2007         2008         2007
                                   ----         ----         ----         ----
Risk-free interest rate            2.5%          ---         2.5%         4.82%
Expected dividend yield              0%          ---           0%            0%
Expected lives                   2 YEARS         ---       2 YEARS     2-5 years
Expected volatility                77%           ---          77%           80%


The following table represents the Company's stock options granted, forfeited, or expired and exercised during the nine-months ended September 30, 2008:

                                                                      Weighted
                                           Number of      Weighted     Average      Aggregate
                                            Shares        Average     Remaining     Intrinsic
                                          Subject to      Exercise    Contractual     Value
                                           Issuance        Price         Term         ($000)
                                          ----------------------------------------------------

Outstanding as of January 1, 2008          2,057,000       $ 0.10
Granted                                      225,000         0.06
Exercised                                        ---          ---
Forfeited                                   (129,000)        0.16
Expired                                       (3,000)        2.37
                                           ----------      -------
OUTSTANDING AS OF SEPTEMBER 30, 2008       2,150,000       $ 0.09     7.0 YEARS         ---
                                           ==========      ======     =========       =======

EXERCISABLE AS OF SEPTEMBER 30, 2008       1,606,000       $ 0.09     7.0 YEARS         ---
                                           ==========      ======     =========       =======


The aggregate intrinsic value of options has been shown as $0 because the exercise price of outstanding and exercisable option shares exceeded the period-end market price of the Company's common stock.

The compensation cost recognized in income for stock-based compensation was $9,000 and $17,000 for the three and nine-month periods ended September 30, 2008, respectively, and $6,000 and $20,000 for the three and nine-month periods ended September 30, 2007, respectively.

As of September 30, 2008, there was $36,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.

There were 225,000 options issued during the nine-month period ended September 30, 2008 with a weighted average estimated fair value of $0.03 per share. There were 511,500 options issued during the nine-month period ended September 30, 2007, with a weighted average estimated fair value of $0.04 per share.

At September 30, 2008, options for 4,283,500 common shares were available for future grants under the 2007 Stock Option Plan. On January 14, 2007, the 1997 Plan expired. There were no common shares available for future grant under this 1997 Plan.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008, and 2007


     b)     Warrants
            --------

As of September 30, 2008, Sentry has outstanding warrants for 35,093,123 (September 30, 2007 - 27,718,123) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.05 to $0.17 per share (September 30, 2007 - $0.05 to $0.17 per share) and expire from December 15, 2008, through May 1, 2010.


NOTE  10  -  Fair  Value  Measurements
--------------------------------------

Effective January 1, 2008, the Company adopted "Fair Value Measurement," ("SFAS 157"), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Cash and cash equivalents, short-term investments (Level 1), accounts receivable, bank indebtedness, accounts payable, accrued liabilities, obligations under capital leases, and convertible debenture (Level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.


NOTE  11  -  Subsequent  Event
------------------------------

As of October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009 with revised terms and conditions.


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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2008, and 2007


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


Results  of  Operations:
------------------------

Consolidated revenues were 12% lower in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007. For the nine-month period ended September 30, 2008 consolidated revenues were 5% higher than in the same period of last year. Our backlog of orders, which we expect to deliver within the next twelve months, was $3.4 million at September 30, 2008, a decrease of 24% as compared to $4.5 million at September 30, 2007, and a 21% increase as compared to $2.8 million at December 31, 2007. Total revenues for the periods presented are broken out as follows:

                                          Q-3       Q-3        %           9 Mos.      9 Mos.     %
                                         2008       2007     Change         2008       2007     Change
                                         ----       ----     ------         ----       ----     ------
                                         (in thousands)                     (in thousands)

Electronic Article Surveillance (EAS)   $ 1,606    $1,726      (7)        $ 3,769     $ 4,626     (19)
Closed Circuit Television (CCTV)            251       156      61             389         305      28
SentryVision                              1,244     1,341      (7)          4,057       2,611      55
                                        --------   -------    -----       --------    --------   -----
Total sales                               3,101     3,223      (4)          8,215       7,542       9
Service, maintenance and installation       472       838     (44)          1,429       1,615     (12)
                                        --------   -------    -----       --------    --------   -----
Total revenues                          $ 3,573    $4,061     (12)        $ 9,644     $ 9,157       5
                                        ========   =======    =====       ========    ========   =====


Sales in the third quarter of 2008 were 4% lower than the same period in 2007. For the three and nine-month periods ended September 30, 2008 domestic sales were lower for EAS sales mainly due to weak sales volume at our 51% owned labeling plant. International EAS sales were slightly higher in the three-month period and slightly lower in the nine-month period. In the three-month period ended September 30, 2008 we had higher domestic QuickCheck self-service library sales offset by lower QuickCheck sales in the nine-month period ended September 30, 2008 compared to 2007. CCTV produced higher sales in both the three-month and nine-month periods. SentryVision international sales were up in both the three-month and nine-month periods primarily due to a $503,000 sale in the three-month period and total sales of $1,403,000 in the nine-month period to a dealer serving the Mexico City Metro. Domestic SentryVision sales are down in both the three and nine-month periods due to the previous year having a significant sale to Steve & Barry's of $0.7 million which was not recurring for this year. Service, maintenance and installation revenues were lower in both the three and nine-month periods due to lower domestic related sales revenue including the non-recurring $0.4 million installation revenue we received from Steve & Barry's in the prior year.

Cost of sales were 59% and 57% of total sales in the three and nine-month periods ended September 30, 2008 as compared to 56% and 55% in the three and nine-month periods ended September 30, 2007. This

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2008, and 2007

increase in the cost of sales percentage is mainly due to lower sales at our 51% owned labeling plant as well as an increase in the percentage of total sales to foreign dealers.

The 25% decrease in customer service expenses in the third quarter of 2008 as compared to the third quarter of 2007 is primarily due to lower subcontractor labor costs due to lower domestic revenues of installed products. The first nine-month period of 2008 compared to the first nine-month period of 2007 remained approximately the same. The Company is continuing to use outside service contractors to supplement our field service employees in order to better manage total customer service costs during fluctuations in activity levels between periods.

Selling, general and administrative expenses were 31% and 24% lower in the three and nine-month periods ended September 30, 2008, respectively, when compared to the same periods of the previous year. This decrease is principally the result of foreign exchange gains of $141,000 in the three-month period and $217,000 in the nine-month period ended September 30, 2008 compared to a loss of $255,000 in the three-month period and a loss of $592,000 in the nine-month period ended September 30, 2007 as well as lower sales salaries, warranty expenses and freight expenses, offset slightly by higher professional fees. Foreign exchange gains resulted from the strengthening of the U.S. dollar valuation of the Company's Canadian dollar bank loan as well as receivables denominated in U.S. dollars from our Canadian subsidiary.

The decrease in research and development costs of 14% in the third quarter and 22% in the first nine-months of 2008 compared to the third quarter and first nine-months of 2007 is primarily a result of lower salary expenses. The Company continues to develop both hardware and software products for its core library and traveling camera system markets.

Net interest expense increased in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007 as a result of higher average outstanding debt.

Non-cash amortization of costs related to financing increased in the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007. This is primarily a result of financing costs related to the non-cash amortization of warrants issued as a result of the loan guarantees provided by the Company's directors as well as amortization costs on the convertible debenture.

The income tax expense (recovery) in all periods presented principally results from the taxable income of one of our Canadian subsidiaries, which cannot be offset by Sentry's net operating loss carryforwards.

As a result of the foregoing, Sentry had losses of $204,000 and $1,083,000 in the three-months and nine-months ended September 30, 2008, respectively, as compared to losses of $168,000 and $1,790,000 in the three-months and nine-months ended September 30, 2007.


Liquidity  and  Capital  Resources  as  of  September  30,  2008

At September 30, 2008, we had cash and short-term investments of $504,000 and total assets of $6,636,000. Our working capital was negative $2,440,000. Even through we had a loss of $1,083,000 million in the first nine-months of 2008, we generated net cash from operating activities of $631,000. This was primarily a result of the collection of accounts receivable balances as well as receiving advanced payments of $325,000 from most foreign customers and some domestic customers. The

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2008, and 2007


Company's liquidity has primarily been supported by the guarantees of two directors, Mr. Murdoch and Mr. Furst to the Company's principal lenders.

Cash used by investing activities was $153,000 during the first nine-months of 2008 mainly due to changes in short-term investments.

Cash used by financing activities was $363,000 during the first nine months of 2008 primarily due to reduced borrowings available under our RBC credit facilities as of September 30, 2008. Borrowing availability under the credit facilities has been based upon the combined levels of receivables and inventory, which were lower in the first nine months of 2008. The extra availability under the credit facility above the maximum allowable limit resulted from the $1.0 million loan guarantees provided by our directors as well as RBC allowing the Company to exceed the maximum allowable borrowing by an additional $0.7 million as of September 30, 2008. The Company entered into a Forbearance Agreement with RBC in May 2008, extending the RBC bank credit to October 31, 2008. As of
October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009 with revised terms and conditions.


The maximum borrowing under the demand loan facility was Canadian $3.6 million (U.S. $3.4 million). RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $944,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (4.75% at September 30, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of September 30, 2008, the Company exceeded its facilities under the lending formula by approximately $0.7 million (subject to the above limitations) under the demand loan. RBC agreed to forbear from the exercise of its rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of default in accordance with the Forbearance Agreement, which was finalized on May 29, 2008. In accordance with the Forbearance Agreement the maximum borrowings were reduced to Canadian $3,175,000 (U.S. $3,000,000) and the interest rate was increased from RBC's prime rate plus 2.75% per annum to RBC's prime rate plus 3.25% per annum.

As of October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009 with revised terms and conditions.

In consideration for the guarantees provided by Mr. Murdoch and Mr. Furst to RBC, the Company paid a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $40,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2008, and 2007


ten months. These guarantees expired in April 2008 and were subsequently renewed in May 2008 until December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $33,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $56,000 for the three-month period ended September 30, 2008, $159,000 for the nine-months ended September 30, 2008. During the three and nine-month periods ended September 30, 2007, $50,000 and $100,000, respectively, has been recorded in interest and financing expense.

In December 2006, the Company entered into a secured revolving credit agreement with Tradition Capital Bank. From December 15, 2006, through the expiration of the facility on June 15, 2007, the Company drew up to a maximum of $550,000 under the facility. Borrowings under this facility were secured by substantially all of the Company's assets in a second position to RBC. In addition, the loan was fully secured by personal guarantees of Mr. Murdoch and Mr. Furst. In consideration of these guarantees, Mr. Murdoch and Mr. Furst received a fee of $14,000, shared between them, paid in six equal monthly installments beginning in December 2006. As additional consideration, they received fully- vested, two-year warrants to purchase approximately 5.2 million shares of the Company's common stock, at an exercise price of $0.053 per share. The fair value of these warrants of $91,000 was determined in accordance with SFAS No. 123R and beginning in December 2006 was taken into income over the period of the guarantee, which was six months. The credit facility and related guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of the guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $23,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 4.2 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $94,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months.

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company can draw to $1,050,000, until April 30, 2008, under the same terms and conditions as listed above. In consideration of the guarantees, Mr. Murdoch and Mr. Furst received a fee of $15,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 was taken into income over the period of the guarantee, which was seven months. On April 30, 2008 the above loan facility expired and was renewed until December 31, 2008. Interest is payable at the reference rate (Wall Street Journal prime, with an interest rate floor of 5.5%, currently 5.0%), plus 1.0% per annum. At September 30, 2008, borrowings were at the maximum amount available. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $35,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5.3 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $157,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months. Interest and financing expense recorded was $59,000 for the three-month period ended September 30, 2008, $187,000 for the

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2008, and 2007


nine-months ended September 30, 2008. During the three and nine-month periods ended September 30, 2007, $28,000 and $111,000, respectively, has been recorded in interest and financing expense.

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self-service library systems. In consideration of this guarantee Mr. Murdoch received a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 was taken into income over the period of the guarantee, which was twelve months. This guarantee expired in August 2008 and was subsequently renewed in August 2008 until August 2009. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $2,000 paid over the next year. Interest and financing expense recorded was $1,000 for the three-month period and $6,000 for the nine-month period ended September 30, 2008, respectively.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the nine-month period ended September 30, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.

On April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008. The 5 million warrants that were originally issued expired. In consideration of this renewal, Brookfield received fully- vested, two-year warrants to purchase 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 is being taken into income over the period of the guarantee, which is eight months.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. The Company continued to incur operating losses through the first nine months of 2008. This has limited the Company's ability to secure additional bank financing. With the uncertainty of continued financing the Company has continued to institute plans to increase its revenue base as well as preserve its cash and to reduce operating expenses.

We anticipate revenue growth in new and existing markets. We are striving to continue to improve our gross margins and control our selling expenses and our general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining adequate financing through any of our existing credit facilities. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to generate positive cash flow from operations; (ii) the ability to raise additional capital or obtain additional financing; and (iii) economic conditions. In the event that sufficient positive cash flow from operations is not generated, we will seek additional financing to satisfy current operating cash flow deficiencies.

SENTRY  TECHNOLOGY  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
September 30, 2008, and 2007


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

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self-service library systems. In consideration of this guarantee Mr. Murdoch received a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 was taken into income over the period of the guarantee, which was twelve months. This guarantee expired in August 2008 and was subsequently renewed in August 2008 until August 2009. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $2,000 paid over the next year. Interest and financing expense recorded was $1,000 for the three-month period and $6,000 for the nine-month period ended September 30, 2008, respectively.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the nine-month period ended September 30, 2008, $1,000 has been recorded in interest and finance expense related to the loans. The loans were repaid in January 2008.


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


Item  4T.  Controls  and  Procedures

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

Our Chief Executive Officer and our Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2008, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
PART II  - OTHER INFORMATION
September 30, 2008, and 2007


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

(b)  Changes  in  Internal  Controls  over  Financial  Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II  - OTHER INFORMATION

Item 6 - Exhibits

     (a)     Exhibits:

             10.1 - Forbearance  Agreement  Extension, dated November 12, 2008, by and among Royal Bank of Canada, Sentry Technology Canada Inc., Sentry Technology Corporation and Custom Security Industries Inc.

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

SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
SIGNATURE
September 30, 2008, and 2007


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SENTRY TECHNOLOGY CORPORATION
                              -----------------------------


Date:  November 14, 2008      By:   /s/JOAN E. MILLER
       -----------------            ----------------------------------------
                                    Joan E. Miller, Vice President - Finance
                                      and Treasurer
                                    (Principal Financial and Accounting Officer)