Form 10-K
period 2008-12-31
SENTRY TECHNOLOGY CORP
filed 2009-03-19
CIK 1030708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ____________

                                   FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2008


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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ____   No  X
               ----

Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  Section  15(d)  of  the  Act.
Yes  ____   No  X
               ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No  ____
    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to  this  Form  10-K.
                      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  _____          Accelerated filer         _____

Non-accelerated filer    _____          Smaller reporting company   X
(Do not check if a smaller reporting company)                     -----


Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act). Yes      No  X
                                          ---     ---

The  issuer's  revenues  for  the  latest  fiscal  year  were  $12,708,000.

At March 13, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $824,000 based upon the closing price of such securities on the OTC Bulletin Board on that date.

At March 13, 2009, the registrant had outstanding 120,743,804 shares of Common Stock.

Documents  Incorporated  by  Reference
--------------------------------------

None.

Transitional Small Business Disclosure  Format  (check  one)  Yes ___  No  X
                                                                          ---

                                     ------
                                     PART I
                                     ------
ITEM  1.   DESCRIPTION  OF  BUSINESS
------------------------------------

GENERAL

Sentry designs, manufactures, sells and installs a complete line of Video Surveillance Systems (VSS), Electro-Magnetic (EM) and Radio Frequency Identification (RFID) based Library Management systems as well as Radio Frequency (RF) and Electro-Magnetic (EM) Electronic Article Surveillance (EAS) systems. The VSS product line features SentryVision, SmartTrack, a proprietary, patented traveling Surveillance System, and includes conventional pan, tilt and zoom ("PTZ") and fixed camera video systems. The Company's products are used by libraries to secure inventory and improve operating efficiency, by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people.

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

Video designed, manufactured, marketed, installed and serviced a programmable traveling closed circuit television surveillance system that delivers a high quality video picture, which is used in a wide variety of applications. Video also acted as a system integrator for conventional VSS products that it marketed, installed and serviced. Video's predecessor was founded in 1990 and made its first sales in 1992. Video was merged into Knogo as of December 31, 2000.

On April 30, 2004, Sentry acquired all the outstanding common stock and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation, (collectively "ID Systems"). The acquisition expanded our product offering to include library security and process management systems including electromagnetic and RFID based patron self-service systems. Effective January 1, 2005, ID Systems changed the name of ID Security Systems Canada Inc. and ID Systems USA Inc. to Sentry Technology Canada Inc. and Sentry Technology USA Inc., (collectively "Sentry Canada").

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

On April 30, 2004, Sentry purchased from Saburah Investments, Inc., an Ontario corporation, all of the outstanding common shares and Series "A" preference shares of ID Security Systems Canada, Inc., an Ontario corporation, and all of the outstanding capital stock of ID Systems USA, Inc., a Pennsylvania corporation. ID Systems was a Toronto based company engaged in anti-shoplifting technology, security labeling, RFID, access control and library security. Sentry acquired ID Systems from Saburah in exchange for 30,000,000 Sentry common shares. The price paid per Sentry share for the securities of ID Systems was valued at approximately $0.11. A special committee of Sentry's Board of Directors received an opinion from Corporate Valuation Services confirming that the price paid for the acquisition of ID Systems was fair from the point of view of Sentry shareholders. As part of the purchase agreement, the proceeds of the ID Systems litigation settlement were distributed to the former ID Systems' shareholders. Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the acquisition of ID Systems.

Other benefits flowing to Sentry/ID Systems via the purchase of ID Systems are as follows:

- ID Systems and Sentry continue as a distributor in North and South America for Dialoc products.
- Dialoc became a distributor in Europe and Asia of labels manufactured by ID Systems' security label manufacturing subsidiary, Custom Security Industries Inc. ("CSI").
- Dialoc will continue to be a dealer for Sentry products in Europe and Asia.

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

The proceeds of the financing, to be used primarily for working capital, were initially allocated between the convertible debenture ($1,835,000) and the warrants ($165,000) based on their respective fair values in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". The difference between the face value of the debenture and the allocated value was being charged to interest and financing expenses over the term of the convertible debenture. No beneficial conversion feature has been recognized under the term of the convertible debenture.

Certain other warrants to purchase 425,000 common shares of Sentry at exercise prices ranging from $0.18 to $0.20 per share were issued in conjunction with the convertible debenture. The warrants were exercisable over one to three years. The fair value of these warrants ($49,000) was charged to operations over the life of the warrants. During the year ended December 31, 2008, nil (2007 - $5,000) was recorded in interest and financing expenses related to these warrants. These options expired during 2007.

Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brookfield.

On April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008. The 5,000,000 warrants that were originally issued expired. In consideration of this renewal, Brookfield received fully- vested, two-year warrants to purchase 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. This extension expired on December 31, 2008. On November 24, 2008 Brookfield further extended its maturity of the debenture to July 30, 2009. There is no assurance that further extensions will be obtained.

Mr. Murdoch, directly or indirectly through his ownership of Saburah Investments Inc., owns or controls 49.5% of the outstanding common stock of Sentry, which does not include the amount of shares to which Mr. Murdoch would be entitled to upon exercise of warrants.


THE  SENTRYVISION  SYSTEM

SentryVision refers to our product line of proprietary traveling video surveillance systems. Over the years, Sentry has continually improved the product starting with the H-System, followed by the OH-System, the original
SentryVision  and  currently  the  latest  SmartTrack  system.

All versions of the product consist of a camera carriage unit, a continuous track enclosed with tinted or mirrored glass enclosure and electronic control equipment. The carriage unit moves within the enclosure and carries one or two PTZ video cameras, electronic transmission components and motor drives. The track, consisting of 12 foot or 4 meter sections, is suspended from the ceiling. The carriage is hidden using a tinted enclosure. The carriage unit transmits video and control signals from the camera(s) through two copper conductors running inside the enclosure to a receiver unit located at one end of the carriage track. The copper conductors also carry power to the camera carriage, eliminating the need for power or communication cables. From the receiver unit, the video signals are relayed to a central monitoring location by wire or fiber optics, where a system operator can position or move the camera carriage to obtain the best vantage point while viewing and recording the continuous, live video pictures. The system design supports conventional peripheral devices, such as digital videocassette recorders, alarm inputs, fixed cameras, PTZ dome cameras, switches/multiplexers, voice intercom systems, panic buttons and remote viewing capability via the internet.

Unlike our previous products, the SentryVision SmartTrack system features one or two state-of-the-art pan, tilt and zoom ("PTZ") domes providing 360 unobstructed views to eliminate most blind spots. Additionally, SmartTrack utilizes sophisticated software that provides six tours and up to 60 presets per camera carriage to allow programmable viewing and recording with or without an operator. The improvements made to the carriage make the new SmartTrack system the fastest and most reliable traveling VSS surveillance system in the history of SentryVision product offerings. SmartTrack is our premier product, replacing all previous generations of SentryVision .

SentryVision is designed to provide enhanced loss prevention surveillance in retail stores and distribution centers as well as to provide monitoring and deterrence of illegal and unsafe activities in a variety of other locations such as parking garages, correctional facilities, transportation centers and public transit terminals. SentryVision may also be employed in a broad range of operational and process monitoring applications in commercial manufacturing and industrial settings. SentryVision is now installed in four of the top five and six of the top ten Global Retailers. As of December 31, 2008, SentryVision systems had been installed at the following customer locations in North America:
Kmart, Navy Exchange, Lowe's Home Centers, Target Stores, Mills Fleet Farm, Winn Dixie, Federal Express, Cabellas, Fred Meyer, Motorola, UPS, J.C. Penney, Canadian Tire, Reno Depot, Estee Lauder, Kohl's Department Stores and Disney Direct Marketing. In addition, during 2008, the Company's international distributors installed SentryVision systems in customer locations throughout Western and Eastern Europe, Latin America and Asia. Our international customers include ASDA Wal-Mart, Boot Drug Stores, Carrefour, Auchan, Cora, Castorama, B & Q, Tesco and Coop. We believe that, by providing expanded surveillance coverage and enhanced flexibility to select the locations watched, SentryVision has enabled customers to significantly reduce inventory shrinkage, increase theft apprehension rates and improve safety and security. Based on the price of its system and the experience of Sentry's customers to date, we believe SentryVision is a cost-effective solution, which can improve the operations of our customers.

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

In 2007 we installed the first OperationalVideo applications in Kmart. OperationalVideo delivers real-time images over the internet using Sentry's SmartTrack traveling camera system and digital video server to help control safety and security as well as remote viewing of store operations, merchandising, signage, displays, pricing and employee procedure compliance. Managers have access to all store operations from the home office, regional offices and any fixed or mobile location equipped with an internet connection. As well, security personnel are able to walk the floor interacting with staff and customers while maintaining control of the SmartTrack system using a wireless PDA. Video is managed via the SentryVision Server, a network device that provides real-time remote viewing and user passwords to manage hierarchal control of the system.

Retailers have also integrated SentryVision with "front end" packages of conventional video cameras, dedicated to monitoring the registers and allowing users to locate the traveling camera track where the maximum coverage of in-store traffic can be monitored. The SentryVision system is today generally sold in conjunction with conventional video applications. Customers using the SentryVision system have reported significant reductions in theft-related inventory shrinkage.

SentryVision HipTV allows the user to view and control video images from the SmartTrack traveling video system using a mobile hand held computer and wireless communication network. Customers are no longer required to sit in front of a video console to manage the SmartTrack system. The SentryVision Mobile solution is being used to manage operations and security in large store and distribution centers in the United States.

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

RETAIL  MARKET  APPLICATIONS
----------------------------
Home Centers: Sentry has installed systems in the home center segment of the retail market. Typical of our customers in this market is Mills Fleet Farm, a 32 store regional hardware, home supply and discount retail chain. The company requires systems for total floor coverage.

- Mass Merchandise and Specialty Chains. Sentry has installed systems for customers including Navy Exchange, Kmart and Walgreens. The targeted coverage varies extensively in these installations from only stock rooms to total store coverage. The equipment package provided in each case varies with the application and location of the need.

- Supermarkets. Sentry has installed systems in supermarket customers including ASDA Wal-Mart, Kroger, Marsh, Auchan, Cub Foods, Winn-Dixie and Fiesta Mart. The targeted coverage in most of these installations has been the entire retail space.

INDUSTRIAL  MARKET  APPLICATIONS
--------------------------------
- Distribution Centers. Sentry also provides loss prevention surveillance for distribution centers and warehouses, and has installed systems for retailers including TJ Maxx, Big Lots, Home Depot, Kohl's Department Stores, Target Stores, Boots Drug Stores, Ingram Micro, Navarre, Mastronardi Produce, Borders Group, Disney Direct Marketing, Saks, Guess, Big Dog, Food Lion, Roundy's, the Gap, Bealls and J.C. Penney. Traveling through a facility from an overhead position, the SentryVision system can monitor activities occurring between the stacked rows of cartons or lines of hanging garments. The system can also move a surveillance camera into position to monitor shipping and receiving docks and parked delivery trucks. To achieve surveillance capabilities equivalent to those of the SentryVision system, a conventional PTZ dome system or fixed-mount video surveillance camera would have to be installed at every desired vantage point, requiring numerous cameras, additional equipment and wiring and increased installation and operating costs.

- Manufacturing and Transportation Facilities. SentryVision use in factories has been limited, but the benefits of continuous tracking of industrial operations and processes indicate future growth potential. Continued expansion of the SentryVision dealer program is expected to generate increased installations in factories manufacturing electronics, pharmaceuticals, computers and other high value products and in various wholesale distribution and transportation facilities. Express package and other high throughput distribution facilities are also good prospects for a continuous tracking VSS system for theft prevention. Installations include FedEx Freight, Motorola, Federal Express Air & Ground and UPS. In Cape Town, South Africa, The Metro Rail Network has installed 10 tracks at several terminal stations to monitor passengers at the junction of bus, railway and taxi services. SmartTrack is an integral part of an overall crime prevention and deterrence program including central management of all video devices over a network. In addition, the Mexico City Metro purchased more than 100 SmartTrack systems to manage safety and security for one of the world's largest subway systems.


CONVENTIONAL  VIDEO  SURVEILLANCE  SYSTEMS

Conventional video surveillance systems are cost effective in many applications and are the most widely used loss prevention system in North America. Conventional video uses all the basic components of the video surveillance industry including fixed and dome cameras, digital cameras, digital video recorders, monitors, switchers, multiplexers and controllers. This equipment is manufactured for Sentry by outside vendors. We believe that, while less profitable than SentryVision and traditional EAS products, conventional video products complement our other surveillance systems and provide customers with further protection against internal theft and external shoplifting activities.

While we believe that conventional video and SentryVision are complementary security solutions, many companies have traditionally viewed them as competing solutions and have selected between conventional video systems and SentryVision systems for their security solutions.

Remote video transmission and digital recording are continuing growth areas for Sentry. These systems allow customers to monitor remote sites using existing communication lines and a PC-based system. Video camera images are stored and manipulated digitally, substituting the PC for the VCR and multiplexer, and eliminating the videotape. Sentry markets digital video recording and a remote video transmission unit developed by third-party vendors including GE Security, VCT and TeleWatch.

We continue to expand conventional video installations in industrial and institutional facilities. Significant installations have been made for express package companies, including Federal Express.

EAS  SYSTEMS

EAS (electronic article surveillance) systems consist of detection devices that are triggered when articles or persons tagged with reusable tags or disposable labels, (referred to as tags), pass through the detection device. The EAS systems that Sentry manufactures are based upon three distinct technologies. One, the Radio Frequency ("Knoscape RF") System, uses medium radio frequency transmissions in the two to nine megahertz range. Second, the "Ranger" system uses ultra-high frequency radio signals in the 902 megahertz and 928 megahertz bands. Third, the Electromagnetic ("Knoscape MM ") system uses very low frequency electromagnetic signals in the range of 218 hertz to nine kilohertz.

The principal application of Sentry's products is to detect and deter shoplifting and employee theft in supermarket, department, discount, specialty and various other types of retail stores including bookstores, video, liquor, drug, shoe, sporting goods and other stores. The use of these products reduces inventory shrinkage by deterring shoplifting, increases sales potential by permitting the more open display of greater quantities of merchandise, reduces surveillance responsibilities of sales and other store personnel and, as a result, increases profitability for the retailer. In addition, Sentry's EAS systems are used in non-retail establishments to detect and deter theft, in office buildings to control the loss of office equipment and other assets, in nursing homes and hospitals for both asset and patient protection, and in a variety of other applications. We are placing less emphasis on EAS markets as the Company continues to focus more on the library and bookstore market segments.

RADIO  FREQUENCY  AND  RANGER  DETECTION  SYSTEMS

Sentry manufactures and distributes the Knoscape RF system, the principal application of which is to detect and deter shoplifting and employee theft of clothing and hard goods in retail establishments. Sentry also manufactures and distributes the Ranger system, which the Company believes is a particularly useful and cost efficient EAS system for high fashion retail stores with wide mall-type exit areas that ordinarily would require multiple Knoscape RF systems for adequate protection. The Knoscape RF and Ranger systems consist of radio signal transmission and monitoring equipment installed at exits of protected areas, such as doorways, elevator entrances and escalator ramps. The devices are generally located in panels or pedestals anchored to the floor for a vertical arrangement or mounted in or suspended from the ceiling (Ranger) and mounted in or on the floor in a horizontal arrangement. The panels or pedestals are designed to harmonize with the decor of the store. The monitoring equipment is activated by tags containing electronic circuitry, attached to merchandise transported through the monitored zone. The circuitry in the tag interferes with the radio signals transmitted through the monitoring system, thereby triggering alarms, flashing lights or indicators at a central control point, or triggering the transmission of an alarm directly to the security authorities. By means of multiple installation of one or more Ranger systems, the Company's products have the ability to protect any size entrance or exit.

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

The EM systems use detection monitors that are activated by electromagnetically sensitized strips. The EM targets are typically attached to the articles to be protected and are easily camouflaged on a wide array of products. The detection monitors used by the systems are installed at three to five foot intervals at the exits of protected areas. The magnetic targets can be supplied in many forms and are attractively priced. In addition, the EM targets can be manufactured to be activated and deactivated repeatedly while attached to the articles to be protected.


PATRON  SELF  CHECK  BOOK  BORROWING  SYSTEMS

Libraries worldwide are struggling to reduce operating costs by applying cost effective technology solutions. The Sentry QuickCheck patron self check book borrowing system offers an ideal solution to gain an increasing share of the growing market for library security market in North America. The QuickCheck system is RFID ready and provides users access to circulation software, automatic security strip deactivation, automatic return ticket printing, user access to book renewals, multi-lingual software interface and on-screen user instructions. QuickCheck systems have been installed in Omaha Public Library, Palm Beach Public Library, Supreme Court of Canada, Harris County Public
Library,  Burlington  Public  Library,  Vancouver  Public Library, Ottawa Public
Library,  McGill  University  Library  and  Calgary  Public  Library.


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


MAJOR  CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2008, a sale to a dealer serving the Mexico City Metro accounted for 11% of total revenues and sales to FedEx accounted for 10% of total revenues. In 2007, Steve and Barry's accounted for approximately 18% of total revenues.


PRODUCTION

SENTRYVISION  AND  VIDEO  SURVEILLANCE  SYSTEMS
-----------------------------------------------

By the end of 2006, Sentry had outsourced substantially all of its SmartTrack manufacturing operations. Although we are not dependent upon any particular supplier, Sentry has made an investment in material and training with selected sub-contractors to supply major portions of our SmartTrack system. Most system parts are "off-the-shelf" components, and other materials and system components are designed by Sentry and manufactured to Sentry's specifications. Some minimal final assembly operations are conducted at the Company's facilities in

Ronkonkoma, New York. System components and parts include cameras, circuit boards, electric motors and a variety of machined parts. Each finished assembly undergoes a quality assurance check by Sentry prior to its shipment to an installation site. All SentryVision carriage assemblies are tested and burned in for 24 hours, resulting in approximately 3,000 travel and PTZ cycles prior to quality assurance sign off. Sentry is not required under any state or federal environmental law or regulations to obtain related licenses or permits in connection with its manufacturing and assembly operations.

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

SECURITY  LABELS
----------------

We have a 51% interest in Custom Securities Industries Inc. ("CSI"), an Ontario company. Since its founding in 1988, CSI has established a worldwide reputation for innovation and excellence in the Electronic Article Surveillance (EAS)
Industry. Extensive experience and know-how in the leading EAS technologies, combined with expertise in materials converting, in-house development of proprietary products and the use of specially designed converting equipment, enables CSI to offer custom tailored solutions with a rapid turn around time. Over the years, CSI has acquired a wide range of knowledge and developed its own trade secrets and manufacturing procedures to ensure competitive pricing, a broad range of high quality products, and the ability to supply products in both small and large volumes. CSI offers EAS products compatible with Radio Frequency
(RF), Electromagnetic (EM), and Acousto-Magnetic (AM) technologies. Whatever the particular application, from standard EM pressure sensitive labels to sequentially printed barcode labels, products are available.

CSI products are sold through distributors around the world in over 25 countries and every continent.

CSI also manufactures a broad range of Source Tagging Solutions for the Radio Frequency and Acousto-Magnetic technologies. These products are successfully meeting the needs of retailers in the hardware, auto aftermarket, food and general merchandise categories. CSI has recently added a sales person to work with packagers and brand owners in the North American market to promote the sale of Source Tagging Solutions.

CSI specializes in custom solutions for hard to tag items. Long term associations with leading suppliers of EAS sensor materials, films and papers, pressure sensitive materials and adhesives enables CSI to handle the most demanding of label product needs with either standard or custom solutions. CSI offers a wide selection of labels and fashion tags. Their EM products are made with high performance materials, such as extremely low coercivity amorphous alloys and ultra stable deactivation ribbon.

CSI's manufacturing equipment incorporates computer and control technology, including PLC's, Motion Controllers, Servo Motors, many different types of position and movement sensors, along with a very large inventory of specialized tooling and dies. Besides providing security labels to Sentry, CSI's customers include Tyco, Checkpoint, Dialoc, Gateway/Gunnebo and Retailers
Advantage.

MARKETING

We market our SentryVision and conventional video systems through the direct efforts of salespersons located in select metropolitan areas across the United States and Canada, as well as through dealers/system integrators. In 2008, we employed 8 direct sales representatives, whose efforts were supplemented through three in-house sales support staff and independent sales representatives. We also market our EAS products to smaller local and regional retailers through selected dealers and distributors. Sales are made into the library market on both a direct basis as well as through catalogs and dealers.

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

SENTRYVISION  AND  VIDEO  SURVEILLANCE  SYSTEMS
-----------------------------------------------

To date, most SentryVision and conventional video systems have been sold on a direct sale basis. Typical billing arrangements for SentryVision systems involve invoicing 50% of total sale upon shipment of the product and 50% on the completion of the installation. The successful introduction of our OperationalVideo program in the fourth quarter of 2007 has created important large reference sites that will help in growing the business.

While most of the current SentryVision and conventional video sales have been made to home centers, retail chains and distribution centers, our marketing plan for Sentry also emphasized a dealer program for institutional, industrial and international prospects.

We also market SentryVision through qualified security dealers and integrators. Much of the industrial and institutional SentryVision / VSS prospects are serviced by local security companies who design and install integrated video, access control and alarm systems. By working with these companies, we expected to be able to reach a far larger number of SentryVision prospects and penetrate the market more rapidly. The program has generated interest through trade advertising, direct mail and trade show participation. Domestic dealers did not generate significant SentryVision installations in industrial and institutional facilities in 2008.

In addition, we market SentryVision internationally using independent distributors on both an exclusive and nonexclusive basis. We sell our products to independent distributors at prices below those charged to end-users because distributors typically make volume purchases and assume marketing, customer training, installation, servicing and financing responsibilities. As of December 31, 2008, we have distributors in the UK, France, Mexico, Belgium, Holland, Italy, Poland, Singapore, Russia, Spain, Brazil, Argentina, Hungary, Romania, Taiwan, Lebanon, Australia, Japan, South Africa, South Korea, Israel and the United Arab Emirates.

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

RF and Ranger systems continue to be used by apparel and department stores that have wide exit areas and a desire for deterrence based on reusable hard tags. Knoscape RF systems detect both 2 MHz hard tags and 8 MHz labels. Sentry also markets an 8MHz P-2000 RF system designed for both hard and soft good customers.

Bookstores remain good prospects for EM systems due to the small size and low cost of EM strips. EM systems feature updated digital electronics that detect virtually all manufacturers' magnetic strips and can universally replace older magnetic strip systems manufactured by various EAS vendors. Sentry is the official supplier of the National Association of College Stores (NACS).

The  library  market continues to be the primary market for magnetic technology.

BACKLOG

Our backlog of orders was approximately $2.6 million at December 31, 2008, as compared to approximately $2.8 million at December 31, 2007. We anticipate that substantially all of the backlog present as of December 31, 2008 will be delivered within 12 months.


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

The use of subcontractors supervised by Company employees proved cost effective with no apparent sacrifice in quality. We have now established a network of qualified contractors that perform most of our SentryVision and conventional video surveillance system installations. Our technical staff now focuses on EAS, SentryVision and VSS service and maintenance and we rely on our well-established partner network for installation work. The model remains cost-effective and allows us to scale our efforts up or down as business requires without the risk of a fixed cost structure. This strategy has resulted in significant cost savings. In addition, we retain our reputation for technical expertise within the industry. We anticipate that this level of coverage will be adequate, coupled with our Service Partner Network, to service our customer base.

Our Design Center personnel continued to screen all service requests over the telephone, avoiding costly service calls. In addition, careful screening allowed us to ship replacement parts in advance of the technician's arrival increasing our ability to complete calls in a single visit.


COMPETITION

We operate in a highly competitive market with many companies engaged in the business of furnishing security services designed to protect against shoplifting and theft. In addition to EAS systems using the concept of tagged merchandise, such security services use, among other things, conventional PTZ dome and fixed mount VSS systems, traveling video systems, mirrors, guards, private detectives and combinations of the foregoing. We compete principally on the basis of the nature and quality of our products and services and the adaptability of these products to meet specific customer needs and price requirements.

To our knowledge, there are several other companies that market, directly or through distributors, conventional closed circuit video systems and/or EAS equipment to retail stores, of which Sensormatic (acquired by Tyco/ADT), Checkpoint Systems, Inc., GE Security, Pelco Manufacturing, Inc., Panasonic, Inc. and Honeywell are the Company's principal competitors. Outside the U.S., we are aware of other companies that market other types of traveling video systems including Lextar Technologies, Ltd. in Australia, T.E.B. in France and Sensormatic Europe. Some of our competitors have far greater financial resources, more experienced marketing organizations and a greater number of employees than the Company.

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

RESEARCH  AND  DEVELOPMENT

As of December 31, 2008, Sentry Technology Corporation had 4 full time employees engaged in research, engineering, product development and design. In addition, the Company may retain consultants to assist in specific areas related to research, engineering and product development. For the years ended December 31, 2008 and 2007, approximately $0.6 million and $0.7 million, respectively, was expended on Company-sponsored research.

The SmartTrack System continued to benefit from product improvement efforts focused on adding software features and reducing the cost of manufactured products. Other developments during 2008 incorporated improvements in business applications for retail operational management.

Additional  projects  included  revisions  to  EAS  products.

Developments to EM systems included the mechanical design of a second-generation "WAM2" Library system and a "WAM2" tuning board prototype. The system is expected to be released in the second quarter of 2009.

QuickCheck system developments included continuing cost reductions in system components and software upgrades to improve product capabilities and functions. In addition, we made improvements in software to incorporate a new height measurement sensor to prevent theft at the self-check station. A patent has been filed to protect important intellectual property. Management believes that this feature will offer a unique competitive position in the library self-serve market.

CSI is supporting a long term research effort at cole Polytechnique, University of Montreal, in conjunction with the National Science and Research Council of Canada, to develop improved magnetic sensors for antishoplifting and authentication.


REGULATION

Because Sentry's EAS and VSS systems use radio transmission and electromagnetic wave principles, such systems are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934. In those instances where it has been required, certification of such products by the FCC has been obtained. As we develop new products, application will be made to the FCC for certification or licensing when required. No assurance can be given that such certification or licensing will be obtained or that current rules and regulations of the FCC will not be changed in an adverse manner.

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


EMPLOYEES

At December 31, 2008, the Company and its subsidiaries employed 65 full-time employees, of whom 13 were employed in administrative and clerical capacities, 4 in engineering, research and development, 21 in production and manufacturing support, 12 in sales and marketing and 15 in customer service and support. None of our employees are employed pursuant to collective bargaining agreements.


ITEM  2.  DESCRIPTION  OF  PROPERTIES
-------------------------------------

Our principal executive, administrative offices, research and development and distribution facilities are located in Ronkonkoma, New York, in a 20,000 square foot facility leased by the Company. In addition, we maintain a sales, administrative and distribution office in a leased 3,250 square foot facility in Toronto, Ontario. Our CSI subsidiary leases facilities for manufacturing and distribution totaling 7,000 square feet located in Thornhill, Ontario.


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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

During the fourth quarter of fiscal year ended December 31, 2008, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.


                                     -------
                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
         MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------

(a)     Price  Range  of  Common  Stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock:

                              High            Low
                              ----            ---
2007
     First Quarter        $   0.07       $    0.04
     Second Quarter           0.08            0.04
     Third Quarter            0.11            0.06
     Fourth Quarter           0.17            0.09

2008
     First Quarter        $   0.12       $    0.06
     Second Quarter           0.10            0.05
     Third Quarter            0.09            0.01
     Fourth Quarter           0.06            0.01

2009
     First  Quarter       $   0.03       $    0.01
     (through  March 13,  2009)

The Company's Common Stock is quoted on the OTC Bulletin Board ("OTCBB") under the symbol SKVY.

(b)     Holders  of  Common  Stock.

As of March 13, 2009, the Company had 120,743,804 shares of Common Stock issued and outstanding, which were held by approximately 346 holders of record.

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

(d)     Securities  Authorized  for  Issuance  Under  Equity Compensation Plans.

For a description of the Company's equity securities authorized for issuance as described in Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," see Notes to our Financial Statements, Note [3.o.] "Significant Accounting Policies, Stock-Based Compensation," and Note [15], "Stock Based Compensation."

The Company did not repurchase any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2008.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The table below sets forth selected consolidated historical financial data of the Company for the years ended December 31, 2004, 2005, 2006, 2007 and 2008. The selected consolidated historical financial data should be read in conjunction with the Consolidated Financial Statements of the Company included in Item 8.


(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

Years Ended December 31,                                          2004     2005      2006      2007      2008
                                                               -------  --------  --------  --------  --------
SELECTED STATEMENT OF OPERATIONS DATA:
Total revenues                                                 $16,863  $13,570   $12,135   $13,498   $12,708
Cost of sales                                                    6,351    5,960     5,374     6,215     6,261
Customer service expenses                                        4,175    2,654     2,209     2,474     2,115
Selling, general and administrative expenses                     4,840    5,348     5,296     4,787     4,339
Goodwill impairment                                                  -        -         -     1,564         -
Income (loss) before income taxes and minority interest            253   (1,581)   (2,055)   (3,755)     (933)
Net income (loss)                                                   31   (1,690)   (2,304)   (3,678)   (1,138)
Net income (loss) per common share:
   Basic and diluted                                              0.00    (0.01)    (0.02)    (0.03)    (0.01)


As of December 31,                                               2004     2005      2006      2007      2008
                                                               -------  --------  --------  --------  --------

SELECTED BALANCE SHEET DATA:
Working capital.                                               $ 4,545  $ 3,037   $ 1,276   $(1,817)  $(2,337)
Total assets.                                                   12,247    9,395     8,834     8,532     5,970
Property, plant and equipment, net.                                689      637       609       634       439
Bank indebtedness, demand loan and revolving line of credit.     2,604    2,039     3,030     4,551     3,418
Convertible debentures                                           1,862    1,904     1,945     1,986     2,000
Minority interest                                                1,045    1,140     1,237     1,200     1,311
Total common stockholders' equity (deficit)                      4,345    2,698       648    (2,238)   (3,071)


ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------     ----------------------------------------------------------------

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

Impairment of long-lived assets -- We review our long-lived assets, property and equipment, intangible assets, goodwill and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Impairment is measured at fair value. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires us to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change. The Company was unable to justify the carrying value of the goodwill at December 31, 2007 as a result of inadequate cash flows; therefore, a charge to income in 2007 of $1,564,000 was recognized, representing the entire balance of goodwill.

Accrued Warranty -- We provide for the estimated cost of product warranty at the time revenue is recognized. We calculate the reserve utilizing historical product failure rates and service repair costs by product family. These rates are reviewed and adjusted periodically. We utilize judgment for estimating these costs and adjust our estimates as actual results become available.

Revenue Recognition -- We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. For those products not requiring installation, or if installation costs are not material, the Company recognizes revenues upon shipment. Service revenues are recognized when earned and maintenance revenues are recognized ratably over the maintenance contract period.

Related Party Transactions -- Details of related party transactions are included in Item 13 and in Note [13] of the Financial Statements of this Form 10-K.

RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

Consolidated revenues were 6% lower in the year ended December 31, 2008 than in the year ended December 31, 2007. Our backlog of orders was approximately $2.6 million at December 31, 2008, a decrease of 7%, as compared to approximately $2.8 million at December 31, 2007. We anticipate that substantially all of the backlog present as of December 31, 2008 will be delivered within 12 months.
Total  revenues  for  the  periods  presented  are  broken  out  as  follows:

                                                                         %
                                              2008         2007       Change
                                              ----         ----       ------
                                                (In Thousands)
Electronic  Article  Surveillance (EAS)     $ 5,484      $ 6,656       (18)
Video  Surveillance  Systems  (VSS)             510          501         2
SentryVision                                  4,865        3,894        25
                                            -------      -------      ----
Total  sales                                 10,859       11,051        (2)
Service,  maintenance  and  installation      1,849        2,447       (24)
                                            -------      -------      ----
Total  revenues                             $12,708      $13,498        (6)
                                            =======      =======      ====

North American revenues represented $8.8 million or 69% of total revenues in 2008 compared to $11.2 million or 83% of total revenues in 2007. Total international sales were $3.9 million in 2008 compared to $2.3 million in 2007. Our sales to international dealers and distributors are denominated in U.S. dollars, therefore fluctuations of the Euro and other foreign currencies against the U.S. dollar in 2008 had no impact on reported revenues. The most significant impact on total revenues on a comparative basis was the loss of one major domestic customer of $2.4 million which was offset partially by the increase in one new international customer for $1.3 million.

EAS sales decreased by 18% or $1,172,000 in 2008 compared to 2007. Domestic EAS sales were $4.7 million in 2008 compared to $5.9 million in 2007 and international EAS sales were $.8 million in both periods. This decrease is due to a de-emphasis on legacy EAS sales to retailers, as well as a decrease in label sales from our 51% owned subsidiary. VSS sales were up by 2% or $9,000 in 2008 compared to 2007. SentryVision sales were up by 25% or $971,000 in 2008 as compared to 2007. Domestic SentryVision sales were $1.7 million in 2008 compared to $2.5 million in 2007. This decrease is due to a loss of one major customer (Steve & Barry's), offset slightly by increases in sales to other customers including FedEx. International SentryVision sales were $3.2 million in 2008 compared to $1.4 million in 2007. This increase is primarily the result of a sale to a dealer serving the Mexico City Metro.

Service, maintenance and installation revenues were 24% lower in 2008 as compared to 2007 due to lower domestic sales revenue including the non-recurring installation revenue we received from Steve & Barry's during the prior year.

Cost of sales was 58% in 2008 compared to 56% in 2007. The increase in percentage is primarily due to an increase in the percentage of total sales to foreign dealers where we obtain lower margins.

The 15% decrease in customer service expenses in 2008 over 2007 is primarily due to lower subcontractor labor, installation material and travel costs due to lower domestic revenues from installed products. Outside service contractors are used in order to better manage our total customer service requirements during fluctuations in activity levels.

Selling, general and administrative expenses were 9% lower in 2008 as compared to 2007. This decrease is principally due to a reduction in domestic warranty expenses, sales salaries and travel and freight expenses, offset somewhat by higher professional fees.

Research and development costs were 18% lower in 2008 as compared to 2007. The decrease in expenses in 2008 is primarily a result of decreased headcount and prototype costs.

The Company recognized a foreign exchange gain of $0.8 million during 2008 compared to a loss of $0.6 million in 2007 due to the strengthening of the U.S. dollar compared to the Canadian dollar during 2008. The gain is principally a result of short-term designated payables denominated in Canadian dollars and the impact of receivables denominated in U.S. dollars.

The Company was unable to justify the carrying value of goodwill related to the purchase of Sentry Canada as a result of inadequate cash flows; therefore, a goodwill impairment charge of $1,564,000 was recognized in 2007, representing the entire balance of goodwill.

Net interest expense remained approximately the same in 2008 of $545,000 versus $546,000 in 2007. This is primarily due to lower interest rates during 2008 vs. 2007, which was offset by a higher average outstanding debt in 2008.

Non-cash amortization costs related to financing increased in 2008 by $264,000 as compared to 2007. This increase is primarily a result of an increase in amortization expense resulting from the issuance of additional warrants to Brookfield granted in connection with the extension of their debenture, as well as additional warrants issued to two of the Company's directors for loan guarantee extensions.

The income tax expense of $94,000 in 2008 is principally a result of the taxable income of Custom Security Industries (CSI), our 51% owned Canadian subsidiary, which cannot be offset by Sentry's net operating loss carryforwards. The income tax benefit of $40,000 in 2007 is a result of a reduction in the year-end 2007 estimated taxes of CSI.

As a result of the foregoing, we had net loss of $1,138,000 in the year ended December 31, 2008, as compared to net loss of $3,678,000 in the year ended
December  31,  2007.


LIQUIDITY  AND  CAPITAL  RESOURCES

During 2008, the Company continued to finance its operations principally through the loan guarantee extensions given from two of the Company's directors, Mr. Murdoch and Mr. Furst, to the Company's principal lenders.

At December 31, 2008, we had cash and short term investments of $0.9 million, working capital of ($2.3) million and total assets of $6.0 million. Cash provided by operating activities was $1.6 million. Cash was principally provided by the collection of accounts receivable and reduction in inventory levels. This was partially offset by cash used to pay down vendors.

Cash used in investing activities was $168,000 substantially due to the increase in short-term investments, changes in other assets and the purchase of manufacturing equipment at our 51% owned labeling plant. There are no significant projected capital expenditure requirements anticipated in the near term.

Cash used by financing activities was $550,000 during 2008. Borrowing availability under the credit facilities has been based upon the combined levels of receivables and inventory, which were lower during 2008. Due to the continued decline in the Company's financial position, RBC further reduced the maximum borrowing availability under its credit facility requiring the Company to pay down the loan during 2008 by $550,000.


Royal  Bank  of  Canada
-----------------------

The maximum borrowing under the demand loan facility was Canadian $3.6 million (U.S. $2.9 million). RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $817,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (3.5% at December 31, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of December 31, 2008, the Company exceeded its facilities under the lending formula by approximately Canadian $670,000 (U.S. $547,000) (subject to the above limitations) under the demand loan. RBC agreed to forbear from the exercise of its rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of default in accordance with the Forbearance Agreement, which was finalized on May 29, 2008. In accordance with the Forbearance Agreement the maximum borrowings were reduced to Canadian $3,175,000 (U.S. $2,593,000) and the interest rate was increased from RBC's prime rate plus 2.75% per annum to RBC's prime rate plus 3.25% per annum.

As of October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009. In accordance with the Forbearance Agreement extension, the maximum borrowings were reduced to Canadian $3,000,000 (U.S. $2,449,800) and the interest rate was further increased from RBC's prime rate plus 3.25% per annum to RBC's prime rate plus 3.75% per annum. At December 31, 2008 borrowings were at Canadian $2,900,000 (U.S. $2,368,000). There is no assurance that further extensions will be obtained.

In consideration for the guarantees provided by Mr. Murdoch and Mr. Furst to RBC, the Company paid a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $40,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully-vested, two- year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months. These guarantees expired in April 2008 and were subsequently renewed in May 2008 until December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $33,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. These guarantees expired in December 2008 and were renewed until July 30, 2009. In consideration of these guarantees renewals, Mr. Murdoch and Mr. Furst will receive a fee of $24,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 13.2 million common shares of the Company at an exercise price of $.018 per share. The fair value of these warrants of $124,000 was determined in accordance with SFAS No. 123R and beginning in January 2009 is being taken into income over the period of the guarantee.

During the year ended December 31, 2008, $49,000 (2007 - $43,000) has been recorded in interest expense related to the above warrants. During the year ended December 31, 2008, $216,000 (2007 - $148,000) has been recorded in non-cash  amortization  costs  related  to  the  above  warrants.


Tradition  Capital  Bank
------------------------

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

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company could draw to $1,050,000, until April 30, 2008, under the same terms and conditions as listed above. In consideration of the guarantees, Mr. Murdoch and Mr. Furst received a fee of $15,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 was taken into income over the period of the guarantee, which was seven months. On April 30, 2008 the above loan facility and related guarantees expired and were renewed until December 31, 2008. Interest is payable at the reference rate (Wall Street Journal prime, with an interest rate floor of 5.5%, currently 3.25%), plus 1.0% per annum. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $35,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5.3 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $157,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. On December 31, 2008 the above loan facility and related guarantees expired and were renewed until July 31, 2009 under similar terms and conditions. At December 31, 2008 borrowings were at the maximum amount available. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $31,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 17.0 million common shares of the Company at an exercise price of $.018 per share. The fair value of these warrants of $160,000 was determined in accordance with SFAS No. 123R and beginning in January 2009 is being taken into income over the period of the guarantee, which is seven months. There is no assurance that further extensions will be obtained.

During the year ended December 31, 2008, $53,000 (2007 - $31,000) has been recorded in interest expense related to the above warrants. During the year ended December 31, 2008, $245,000 (2007 - $178,000) has been recorded in non-cash  amortization  costs  related  to  the  above  warrants.

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self-service library systems. In consideration of this guarantee Mr. Murdoch received a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 was taken into income over the period of the guarantee, which was twelve months. This letter of credit and related guarantee expired in August 2008 and was subsequently renewed in August 2008 until August 2009. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $2,000 paid over the next twelve months. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 1.4 million common shares of the Company at an exercise price of $0.018 per share. The fair value of these warrants of $13,000 is determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2008 is being taken into income over the period of the guarantee, which is twelve months. During the year ended December 31, 2008, $1,000 (2007 - $1,000) has been recorded in interest expense related to the above warrants and $1,000 will be expensed in 2009. During the year ended December 31, 2008, $11,000 (2007 - $4,000) has been recorded in non-cash amortization costs related to the above warrants and $8,000 will be expensed in 2009.

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the year ended December 31, 2008, $1,000 (2007 - $1,000) has been recorded in interest expense related to the loans. The loans were repaid in January 2008. Included in accrued liabilities for 2007 for this transaction is $142,000.

On May 17, 2007, our Board of Directors and a majority of the outstanding shareholders approved an increase in the authorized number of Sentry's common shares from 160,000,000 to 190,000,000, principally in order to meet the requirements of the Brookfield Technology Fund investment.

On April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008. The 5,000,000 warrants that were originally issued expired. In consideration of this renewal, Brookfield received fully- vested, two-year warrants to purchase 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. This extension expired on December 31, 2008. On November 24, 2008 Brookfield further extended its maturity of the debenture to July 30, 2009. There is no assurance that further extensions will be obtained.

We will require positive cash flows from operations to meet our working capital needs over the next twelve months. While the Company has shown decreased levels of revenues, it achieved a small operating profit of $248,000, which was achieved in part as a result of a $817,000 foreign exchange gain. This has substantially reduced the Company's available cash reserves and limited our ability to secure additional bank financing.

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

The table below summarizes aggregate maturities contractual obligations as of December 31, 2008.

Contractual                          Less than     1-3       4-5     After 5
Obligations                  Total     1 Year     Years     Years     Years
-----------                  ------     -----     -----     -----    -------
                                             (In Thousands)

Operating leases            $  236     $  176     $    60     $  -    $    -
Capital leases                   6          2           4        -         -
Notes payable                   36         36           -        -         -
Convertible debentures       2,000      2,000           -        -         -
                            ------     ------     -------     ----    ------
Total                       $2,278     $2,214     $    64     $  -    $    -
                            ======     ======     =======     ====    ======


RECENT  ACCOUNTING  PRONOUNCEMENTS

In  December 2008, FASB issued FASB Staff Position ("FSP") SFAS 140-4 and FIN 46
(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46 (R)"). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December
2003), "Consolidation of Variable Interest Entities", to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)" are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46
(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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

In April 2008, FASB issued FASB Staff Position ("FSP") Statement of Financial Accounting Standards ("SFAS") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles ("GAAP"). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.


INFLATION

The Company does not consider inflation to have a material impact on the results of operations.


CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

The "Management's Discussion and Analysis or Plan of Operation" and other sections of this Annual Report on Form 10-K contain "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995 or the "PSLRA") that are based on current expectations, estimates and projections about the industry in which the Company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates" and "believes" and variations of such words and similar expressions generally indicate that a statement is forward-looking. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that many important factors discussed herein, among others, may cause the Company's results of operations to differ from those expressed in the forward-looking statements. These factors include: (i) the risk that any delay or cancellation of orders from one or more of Sentry's major customers may have a material adverse effect on the Company's financial condition; (ii) the risk that anticipated growth in the demand for the Company's products in the retail, commercial and industrial sectors will not develop as expected, whether due to competitive pressures in these markets or to any other failure to gain market acceptance of the Company's products; (iii) the risk that anticipated revenue growth through the domestic and international dealers programs does not develop as expected; (iv) the risk that the Company may not find sufficient qualified Service Partners to provide future installation services; (v) the risk that the Company will not be able to retain key personnel; (vi) the risk that the borrowing availability under our credit facilities will not be adequate to meet the Company's growth requirements; and (vii) the risk arising from the large market position and greater financial and other resources of Sentry's principal competitors, as described under "Item 1. Business-Competition."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company is exposed to currency risk as some of the Company's sales and purchases are incurred in Canadian dollars resulting in Canadian denominated accounts receivable and accounts payable. A portion of its expenses is incurred in Canadian dollars and Euros, which would result in foreign denominated accounts payable. In addition, certain of the Company's cash is denominated in Canadian dollars. These balances are therefore subject to gains and losses due to fluctuations in those currencies.

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At December 31, 2008, we had outstanding borrowings under variable interest rate debt agreements that totaled approximately $3,418,000.

ITEM  8.     FINANCIAL  STATEMENTS
--------     ---------------------


                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                     YEARS ENDED DECEMBER 31, 2008 AND 2007
                     --------------------------------------



                                    CONTENTS
                                    --------

                                                                        Page
                                                                        ----

  Report  of  Independent  Registered  Public  Accounting  Firm          27

  Consolidated  Balance  Sheets                                          28

  Consolidated  Statements  of  Operations                               29

  Consolidated  Statements  of  Stockholders'  Deficit                   30

  Consolidated  Statements  of  Cash  Flows                              31

  Notes  to  Consolidated  Financial  Statements                       32 - 46

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Sentry Technology Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Sentry Technology Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2008.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sentry Technology Corporation and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, lack of profitability and negative working capital and decreased consolidated financial position as a result of not meeting its business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/  SF  Partnership,  LLP
                                                  CHARTERED  ACCOUNTANTS

TORONTO,  CANADA
February  27,  2009

                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                     December 31,
                                                                                  2008           2007
                                                                              ------------    -----------
ASSETS
----------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents                                                    $         643     $    256
       Short-term investments                                                           264          202
 Accounts receivable, net of allowance for doubtful accounts
   of $179 in 2008 and $209 in 2007                                                     971        3,014
 Inventory, net                                                                       2,739        3,299
 Prepaid expenses and other current assets                                              682          858
                                                                              --------------    ---------
Total current assets                                                                  5,299        7,629
PROPERTY AND EQUIPMENT, net                                                             439          634
OTHER ASSETS                                                                            232          269
                                                                              --------------    ---------
          TOTAL ASSETS                                                        $       5,970     $  8,532
                                                                              ==============    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------
Current Liabilities:
 Bank indebtedness, demand loan and revolving line of credit                  $       3,418     $  4,551
 Accounts payable                                                                       830        1,223
 Accrued liabilities                                                                  1,211        1,539
 Obligations under capital leases - current portion                                       2            2
 Deferred income                                                                        175          145
 Convertible debenture                                                                2,000        1,986
                                                                              --------------    ---------
Total current liabilities                                                             7,636        9,446
Long-term debt -- less current portion:
   Obligations under capital leases                                                       4            7
   Deferred tax liabilities                                                              90          117
                                                                              --------------    ---------
Total long-term liabilities                                                              94          124
                                                                              --------------    ---------
Total liabilities                                                                     7,730        9,570
                                                                              --------------    ---------

MINORITY INTEREST                                                                     1,311        1,200

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.001 par value; authorized 10,000 (2007 - 10,000)
     shares, none issued and outstanding
 Common stock, $0.001 par value; authorized 190,000 (2007 - 190,000)
     shares; issued and outstanding 120,744 (2007 - 120,744) shares                     121          121
 Additional paid-in capital                                                          50,196       49,420
 Accumulated deficit                                                                (53,528)     (52,390)
 Accumulated other comprehensive income                                                 140          611
                                                                              --------------    ---------
Total stockholders' deficit                                                          (3,071)      (2,238)
                                                                              --------------    ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $       5,970     $  8,532
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


                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Years Ended December 31,
                                                             ------------------------
                                                              2008              2007
                                                            --------         ---------
REVENUES:
 Sales                                                   $    10,859         $  11,051
 Service, installation and maintenance revenues                1,849             2,447
                                                         -----------         ---------
                                                              12,708            13,498
                                                         -----------         ---------
COST OF SALES AND EXPENSES:
 Cost of sales                                                 6,261             6,215
 Customer service expenses                                     2,115             2,474
 Selling, general and administrative expenses                  4,339             4,787
 Research and development                                        562               688
 Foreign exchange (gain) loss                                   (817)              607
                                                         -----------         ---------
                                                              12,460            14,771
                                                         -----------         ---------
INCOME (LOSS) FROM OPERATIONS                                    248            (1,273)
GOODWILL IMPAIRMENT                                                -             1,564
INTEREST EXPENSE, net                                            545               546
NON-CASH AMORTIZATION COSTS RELATED TO FINANCING                 636               372
                                                         -----------         ---------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                  (933)           (3,755)
INCOME TAX EXPENSE (RECOVERY)                                     94               (40)
                                                         -----------         ---------
LOSS BEFORE MINORITY INTEREST                                 (1,027)           (3,715)
MINORITY INTEREST EXPENSE (INCOME)                               111               (37)
                                                         -----------         ---------
NET LOSS                                                 $    (1,138)        $  (3,678)
                                                         ===========         =========
LOSS PER SHARE
     Basic and diluted                                   $     (0.01)        $   (0.03)
                                                         ===========         =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING
     Basic and diluted                                       120,744           120,744
                                                         ===========         =========


 The accompanying notes are an integral part of these consolidated financial statements.


                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                ------------------------------------------------
                                 (IN THOUSANDS)
                     YEARS ENDED DECEMBER 31, 2008 AND 2007
                     --------------------------------------


                                                                                                       Accumulated
                                                                            Additional                    Other          Total
                                                          Common Stock       Paid-in    Accumulated   Comprehensive   Stockholders'
                                                        Shares     Amount    Capital      Deficit        Income         Deficit
                                                      ---------   --------  ----------  ------------  -------------   ------------

BALANCE, January 1, 2007                                 120,744  $    121  $   49,037  $   (48,712)  $        202    $    648
Net loss for the year                                          -         -           -       (3,678)             -      (3,678)
Stock-based compensation                                       -         -          26            -              -          26
Warrants issued                                                -         -         357            -              -         357
Equity adjustment from foreign currency translation            -         -           -            -            409         409
                                                      -----------  --------  ---------  -----------   ------------    ---------

BALANCE, December 31, 2007                                120,744  $    121  $  49,420  $   (52,390)  $        611    $ (2,238)
                                                     ============  ========  =========  ===========   ============    ========



BALANCE, January 1, 2008                                  120,744  $    121  $  49,420  $   (52,390)  $        611    $ (2,238)
Net loss for the year                                           -         -          -       (1,138)             -      (1,138)
Stock-based compensation                                        -         -         22            -              -          22
Warrants issued                                                 -         -        754            -              -         754
Equity adjustment from foreign currency translation             -         -          -            -           (471)       (471)
                                                     ------------  --------  ----------  ----------   ------------    --------

BALANCE, DECEMBER 31, 2008                                120,744  $    121  $  50,196   $  (53,528)  $        140    $ (3,071)
                                                     ============  ========  =========   ==========   ============    ========


The accompanying notes are an integral part of these consolidated financial statements.



                 SENTRY TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                 (IN THOUSANDS)

                                                                                   Years Ended December 31,
                                                                                   ------------------------

                                                                                 2008                      2007
                                                                              ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $   (1,138)               $   (3,678)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                     108                       125
   Amortization of intangibles and other assets                                       66                       133
   Deferred income taxes                                                              (6)                        9
             Non-cash consideration
                     Stock-based compensation                                         22                        26
                     Warrant amortization                                            622                       336
                     Amortization of convertible debenture                            14                        41
              Goodwill impairment                                                      -                     1,564
              Minority interest expense (income) of consolidated subsidiary          111                       (37)
 Changes in operating assets and liabilities:
   Accounts receivable                                                             1,603                      (431)
   Inventory                                                                         459                      (218)
   Prepaid expenses and other current assets                                         272                      (497)
   Accounts payable                                                                 (353)                      583
             Accrued liabilities                                                    (247)                      411
   Deferred income                                                                    38                       (17)
                                                                              ----------                ----------
 Net cash provided by (used in) operating activities                               1,571                    (1,650)
                                                                              ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Changes in short-term investments                                                  (117)                      105
 Purchases of property and equipment                                                 (19)                      (53)
      Changes in other assets                                                        (32)                      (30)
                                                                              ----------                ----------
 Net cash (used in) provided by investing activities                                (168)                       22
                                                                              ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing (repayment) on the bank indebtedness,
            demand loan and revolving line of credit                                (548)                    1,047
 Repayment of obligations under capital leases                                        (2)                       (2)
                                                                              -----------               ----------
 Net cash (used in) provided by financing activities                                (550)                    1,045
                                                                              ----------                ----------

EFFECT OF EXCHANGE RATE CHANGES                                                     (466)                      479
                                                                              ----------                ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     387                      (104)
CASH AND CASH EQUIVALENTS, beginning of year                                         256                       360
                                                                              ----------                ----------
CASH AND CASH EQUIVALENTS, end of year                                        $      643                $      256
                                                                              ==========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
    Interest                                                                  $      609                $      547
                                                                              ==========                ==========
      Income taxes                                                            $        -                $       89
                                                                              ==========                ==========

 Non-cash financial activities:
 Issuance of warrants relating to bank guarantees (Note 7)                    $      754                $      357
                                                                              ==========                ==========


The accompanying notes are an integral part of these consolidated financial statements.


                         SENTRY TECHNOLOGY CORPORATION
                         -----------------------------
                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED DECEMBER 31, 2008 AND 2007
                     --------------------------------------

1.     OPERATIONS  AND  ORGANIZATION:
       -----------------------------

     a.     Business
            --------

     Sentry Technology Corporation, a publicly traded Delaware Corporation, was established on February 12, 1997. Its corporate predecessors had been in business for more than 40 years. Sentry Technology Corporation and its subsidiaries ("Sentry" or the "Company"), design, manufacture, sell and install a complete line of Video Surveillance Systems (VSS), Electro-Magnetic (EM) and RFID based Library Management systems as well as Radio Frequency (RF) and Electro-Magnetic (EM) EAS systems. The VSS product line features SentryVision, SmartTrack, a proprietary, patented traveling Surveillance System, and includes conventional pan, tilt and zoom ("PTZ") and fixed camera video systems. The Company's products are used by libraries to secure inventory and improve operating efficiency, by retailers to deter shoplifting and internal theft and by industrial and institutional customers to protect assets and people.


2.     GOING  CONCERN:
       --------------

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

     The Company has incurred losses and decreased financial position as a result of not meeting its business plan. The Company had losses of approximately $1.1 million for the year ended December 31, 2008 (2007 - $3.7 million) and as of December 31, 2008, the Company had an accumulated deficit of approximately $53.5 million (2007 - deficit of $52.4 million). The Company's continuation as a going concern is uncertain. The Company entered into a Forbearance Agreement on May 29, 2008, with its primary lender, Royal Bank of Canada ("RBC"), who agreed to forbear from the exercise of their rights and remedies in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of a default in the agreement. As of October 31, 2008, the Forbearance Agreement expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009 with revised terms and conditions. The Company's convertible debenture holders and Tradition Capital Bank initially agreed to extend maturity to December 31, 2008, and subsequently agreed to extend to July 30, 2009. There is no assurance that further extensions will be obtained.
Management plans to pursue raising additional funds through future equity or debt financing to satisfy commitments to its primary lenders and convertible debenture holders until it achieves profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such financing on terms satisfactory to the Company, if at all. The Company's continuation as a going concern depends upon its ability to raise funds and achieve and sustain profitable operations.

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


3.     SIGNIFICANT  ACCOUNTING  POLICIES:
       ---------------------------------

     a.     Principles  of  consolidation
            -----------------------------

          The consolidated financial statements include the accounts of the Company and its wholly-owned (Sentry Technology Canada Inc. and Knogo Caribe Inc.) and majority-owned (Custom Security Industries Inc.) subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

     b.     Revenue  recognition
            --------------------

          The Company recognizes revenue on the sale of security devices when installation is complete or other post-shipment obligations have been satisfied. For those products not requiring installation or if installation costs are not material, the Company recognizes revenue upon shipment.

          Service revenues are recognized when services are performed and maintenance revenues are recognized ratably over the maintenance contract period.

          Included in accounts receivable at December 31, 2008 and 2007 are unbilled accounts receivable of $3,000 and $18,000, respectively.

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

     e.     Short-term  investments
            -----------------------

          Short-term investments include highly liquid investments with initial maturity of between three and twelve months. Included in short-term investments in 2008 and 2007 is $82,000 and $100,000, respectively, of restricted funds used as collateral on Banker's Acceptances.

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

     j.     Other  assets
            -------------

          Other assets consist of security deposits receivable, patents and other intangibles (including trade secrets and customer relationships). Cost and expenses incurred in obtaining patents and other intangibles are amortized over the remaining life of the patents and other intangibles, not exceeding 17 years, on a straight-line basis.

     k.     Goodwill
            --------

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but reviewed annually for impairment. The Company was unable to justify the carrying value of the goodwill at December 31, 2007 as a result of inadequate cash flows; therefore, a charge to income in 2007 of $1,564,000 was recognized, representing the entire balance of goodwill.

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

     The Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation 48"), on January 1, 2007. There was no effect on the Company's financial statements at January 1, 2007 resulting from the implementation of Interpretation No. 48 since there were no unrecognized tax benefits at January 1, 2007.

     There were no additions or reductions in unrecognized tax benefits during the year ended December 31, 2008.

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

          SFAS No. 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. In 2008 and in 2007, the Company did not record any excess tax benefit generated from option exercises.

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

     q.     Foreign  currency  translation
            ------------------------------

     The functional currency of the Company's foreign entities is the local currency, which is Canadian dollars. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Deficit and are excluded from net income (loss). Gains or losses resulting from foreign currency transactions are included in earnings.

     r.     Shipping  and  handling  costs
            ------------------------------

     Shipping and handling costs are included in selling, general and administrative expenses and approximated $284,000 and $303,000 in 2008 and 2007, respectively.


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

     u.     Recent  accounting  pronouncements
            ----------------------------------

     In December 2008, FASB issued FASB Staff Position ("FSP") SFAS 140-4 and FIN 46 (R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46 (R)"). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December
2003), "Consolidation of Variable Interest Entities", to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)" are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46
(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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


     In April 2008, FASB issued FASB Staff Position ("FSP") Statement of Financial Accounting Standards ("SFAS") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles ("GAAP"). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.


4.     INVENTORY:
       ---------

Inventory consisted of the following:

                                                                December 31,
                                                             ==================
                                                             2008          2007
                                                             ----          ----
                                                              (In Thousands)
                                                              --------------
                                 Raw materials          $  1,039        $  1,288
                                 Work-in-process             178             193
                                 Finished goods            1,522           1,818
                                                        --------        --------
                                                        $  2,739        $  3,299
                                                        ========        ========

       The components of inventory shown are net of reserves for excess and obsolete inventory totaling $1,403,000 and $1,350,000 as of December 31, 2008 and 2007, respectively.


5.     PROPERTY  AND  EQUIPMENT,  NET:
       ------------------------------

Property  and  equipment  are stated at cost and are summarized as follows:


                                           Estimated
                                         Useful Lives          December 31,
                                             Years          2008        2007
                                         -------------      ----        ----
                                                             (In Thousands)
Mahinery and equipment                      3 - 10       $  1,978     $  2,789
Furniture, fixtures and office equipment    3 - 10          1,820        2,415
Leasehold improvements                      3 - 5              90           96
                                                         --------     --------
                                                            3,888        5,300
Less accumulated depreciation and amortization              3,449        4,666
                                                         --------     --------
                                                         $    439     $    634
                                                         ========     ========

          Net property and equipment located in Canada approximated $430,000 and $619,000 in 2008 and 2007, respectively. Depreciation expense on property and equipment in 2008 and 2007 totaled $108,000 and $125,000, respectively.

6.     OTHER  ASSETS:
       -------------

Other assets consist of the following:
                                                                December 31,
                                                            ====================
                                                            2008            2007
                                                            ----            ----
                                                               (In Thousands)

                          Intangibles, net                $  218          $  256
                          Other                               14              13
                                                         -------         -------
                                                          $  232          $  269
                                                         =======         =======

     Amortization expense on other assets in 2008 and 2007 totaled $66,000 and $133,000, respectively.


7.     BANK  INDEBTEDNESS,  DEMAND  LOAN,  REVOLVING  LINE  OF  CREDIT:
       ---------------------------------------------------------------

Balances  under  credit  facilities  consist  of  the  following:

                                                                December 31,
                                                           =====================
                                                            2008           2007
                                                           ------         ------
                                                               (In Thousands)

Royal Bank of Canada ("RBC") - Bank indebtedness          $      -      $     13
Royal Bank of Canada - Demand loan                           2,368         3,488
Tradition Capital Bank - Revolving line of credit            1,050         1,050
                                                          --------      --------
                                                          $  3,418      $  4,551
                                                          ========      ========

     a)     Royal  Bank  of  Canada
            -----------------------

     The maximum borrowing under the demand loan facility was Canadian $3.6 million (U.S. $2.9 million). RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $817,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (3.5% at December 31, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of December 31, 2008, the Company exceeded its facilities under the lending formula by approximately Canadian $670,000 (U.S. $547,000)(subject to the above limitations) under the demand loan. RBC agreed to forbear from the exercise of its rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of default in accordance with the Forbearance Agreement, which was finalized on May 29, 2008. In accordance with the Forbearance Agreement the maximum borrowings were reduced to Canadian $3,175,000 (U.S. $2,593,000) and the interest rate was increased from RBC's prime rate plus 2.75% per annum to RBC's prime rate plus 3.25% per annum.

     As of October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009. In accordance with the Forbearance Agreement extension, the maximum borrowings were reduced to Canadian $3,000,000 (U.S. $2,449,800) and the interest rate was further increased from RBC's prime rate plus 3.25% per annum to RBC's prime rate plus 3.75% per annum. At December 31, 2008 borrowings were at Canadian $2,900,000 (U.S. $2,368,000). There is no assurance that further extensions will be obtained.

     In consideration for the guarantees provided by Mr. Murdoch and Mr. Furst to RBC, the Company paid a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $40,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully-vested, two- year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months. These guarantees expired in April 2008 and were subsequently renewed in May 2008 until December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $33,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. These guarantees expired in December 2008 and were renewed until July 30, 2009. In consideration of these guarantees renewals, Mr. Murdoch and Mr. Furst will receive a fee of $24,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 13.2 million common shares of the Company at an exercise price of $.018 per share. The fair value of these warrants of $124,000 was determined in accordance with SFAS No. 123R and beginning in January 2009 is being taken into income over the period of the guarantee.

     During the year ended December 31, 2008, $49,000 (2007 - $43,000) has been recorded in interest expense related to the above warrants. During the year ended December 31, 2008, $216,000 (2007 - $148,000) has been recorded in non-cash  amortization  costs  related  to  the  above  warrants.

     b)     Tradition  Capital  Bank
            ------------------------

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

     On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company could draw to $1,050,000, until April 30, 2008, under the same terms and conditions as listed above. In consideration of the guarantees, Mr. Murdoch and Mr. Furst received a fee of $15,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 was taken into income over the period of the guarantee, which was seven months. On April 30, 2008 the above loan facility and related guarantees expired and were renewed until December 31, 2008. Interest is payable at the reference rate (Wall Street Journal prime, with an interest rate floor of 5.5%, currently 3.25%), plus 1.0% per annum. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $35,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5.3 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $157,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. On December 31, 2008 the above loan facility and related guarantees expired and were renewed until July 31, 2009 under similar terms and conditions. At December 31, 2008 borrowings were at the maximum amount available. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $31,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 17.0 million common shares of the Company at an exercise price of $.018 per share. The fair value of these warrants of $160,000 was determined in accordance with SFAS No. 123R and beginning in January 2009 is being taken into income over the period of the guarantee, which is seven months. There is no assurance that further extensions will be obtained.

     During the year ended December 31, 2008, $53,000 (2007 - $31,000) has been recorded in interest expense related to the above warrants. During the year ended December 31, 2008, $245,000 (2007 - $178,000) has been recorded in non-cash  amortization  costs  related  to  the  above  warrants.

8.     ACCRUED  LIABILITIES:
       ---------------------

 Accrued liabilities consist of the following:
                                                                 December 31,
                                                             ===================
                                                             2008           2007
                                                             ----           ----
                                                                (In Thousands)

Accrued salaries, employee benefits and payroll taxes      $   256      $    280
Customer deposits payable                                      210           305
Other accrued liabilities                                      745           954
                                                           -------      --------
                                                           $ 1,211      $  1,539
                                                           =======      ========

9.     INCOME  TAXES:
       --------------
     The reconciliation between total tax expense (recovery) and the expected U.S. Federal income tax is as follows:

                                                                 December 31,
                                                           =====================
                                                             2008           2007
                                                             ----           ----
                                                               (In Thousands)

Expected  tax  benefit  at  40%                       $  (347)        $  (1,419)
Add:
   Goodwill  impairment                                     -               625
   Non-deductible  expenses                                11                13
   U.S.  losses  producing no tax benefit                 336               781
   Foreign tax provision (recovery)                        94               (40)
                                                      --------        ----------
                                                      $    94         $     (40)
                                                      ========        ==========

     Foreign tax provision (recovery) is principally attributable to foreign taxes on Canadian operations.

     As of December 31, 2008, the Company had net operating loss carryforwards of approximately $38 million, which expire through the year 2028. The utilization of these net operating loss carryforwards will likely be subject to substantial annual limitations imposed by the Internal Revenue Code Section 382.

     The following is a list by year of the expiring net operating loss carryforwards:
                                                                (In Thousands)
                                                                --------------
                                                        2009     $     776
                                                        2010         1,714
                                                        2011         4,963
                                                        2012         3,003
                                                        2013             -
                                                  Thereafter        27,454
                                                                 ---------
                                                                 $  37,910
                                                                 =========

     Significant components of deferred tax assets (liabilities) at December 31, 2008 and 2007 are comprised of:

                                                                 December 31,
                                                            ====================
                                                              2008          2007
                                                                (In Thousands)

       Assets:
          Accounts  receivable                            $    56      $     40
          Inventory                                           564           529
          Stock-based  compensation                            33            24
          Accrued  liabilities                                110           115
          Property  and  equipment                            399           410
          Net  operating  loss  carryforwards              15,472        15,448
                                                          -------      --------
          Gross  deferred  tax  assets                     16,634        16,566
          Less:  valuation  allowance                      16,555        16,488
                                                          -------      --------
            Deferred  tax  assets                              79            78
       Liabilities:
          Property  and  equipment                            (87)         (107)
          Intangible  assets                                  (58)          (71)
          Other                                               (24)          (17)
                                                           -------      --------
          Gross  deferred  tax  liabilities                  (169)         (195)
                                                           -------      --------
          Deferred  tax  liabilities                      $   (90)     $   (117)
                                                          ========     =========

     The increase in the valuation allowance for the year ended December 31, 2008 was primarily attributable to the increase in net operating loss carryforwards. A valuation allowance has been recorded against the net deferred tax assets, because it is more likely than not that the assets will not be realized in the foreseeable future.


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

     The proceeds of the financing, to be used primarily for working capital, were initially allocated between the convertible debenture ($1,835,000) and the warrants ($165,000) based on their respective fair values in accordance with Emerging Issues Task Force (EITF) 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". The difference between the face value of the debenture and the allocated value was being charged to interest and financing expenses over the term of the convertible debenture. No beneficial conversion feature has been recognized under the term of the convertible debenture.

     Certain other warrants to purchase 425,000 common shares of Sentry at exercise prices ranging from $0.18 to $0.20 per share were issued in conjunction with the convertible debenture. The warrants were exercisable over one to three years. The fair value of these warrants ($49,000) was charged to operations over the life of the warrants. During the year ended December 31, 2008, nil (2007 - $5,000) was recorded in interest and financing expenses related to these warrants. These options expired during 2007.

     Sentry's Board of Directors and shareholders owning a majority of Sentry common stock approved the transaction with Brookfield.

     On April 11, 2008, Brookfield extended its maturity of the debenture to December 31, 2008. The 5,000,000 warrants that were originally issued expired. In consideration of this renewal, Brookfield received fully- vested, two-year warrants to purchase 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. This extension expired on December 31, 2008. On November 24, 2008 Brookfield further extended its maturity of the debenture to July 30, 2009. There is no assurance that further extensions will be obtained.


11.     COMPREHENSIVE  LOSS:
        -------------------
                                                               December 31,
                                                           ====================
                                                           2008            2007
                                                           --------------------
                                                              (In Thousands)
                                                           --------------------
     Net loss:                                           $(1,138)       $(3,678)
                                                         --------       --------
     Other comprehensive loss:
     Foreign currency translation adjustments               (471)           409
                                                         --------       --------
     Comprehensive loss                                  $(1,609)       $(3,269)
                                                         ========       ========


12.     COMMITMENTS  AND  CONTINGENCIES:
        -------------------------------

     a.     Operating  leases
            -----------------

          The Company leases certain administrative and manufacturing facilities and equipment under non-cancelable operating leases that expire at various dates to 2011. Rent expense related to operating leases for 2008 and 2007 was $305,000 and $323,000 per year, respectively. Minimum annual rental commitments are $176,000 in 2009, $41,000 in 2010 and $19,000 in 2011.

     b.    Capital  leases
           ---------------

     The Company leases certain administrative equipment under non-cancelable capital leases that expire at various dates to 2011. Minimum annual rental commitments are $2,000 in 2009, $3,000 in 2010 and $1,000 in 2011.

     c.     401(k)  Plan
            ------------

          In January 1997, the Company adopted the Sentry Technology Corporation Retirement Savings 401(k) Plan (the "Plan"). The Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company may elect to contribute a matching contribution equal to a designated percentage of the eligible employee's deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the Plan. No Company contributions were made in 2008 or 2007.

     d.     Employment  agreements
            ----------------------

          The Company and several key executives entered into employment agreements with remaining terms of up to two years for which the Company will have a commitment of $264,000. Also, the president of the Company's 51% owned subsidiary, Custom Security Industries Inc., is entitled to receive 10% of its pretax profits.

     e.     Litigation
            ----------

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


13.     RELATED  PARTY  TRANSACTIONS:
        -----------------------------

     Transactions between related parties are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, provided personal guarantees to existing loans from Tradition Bank and RBC. Please refer to Note 7 for details.

     In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self-service library systems. In consideration of this guarantee Mr. Murdoch received a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 was taken into income over the period of the guarantee, which was twelve months. This letter of credit and related guarantee expired in August 2008 and was subsequently renewed in August 2008 until August 2009. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $2,000 paid over the next twelve months. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 1.4 million common shares of the Company at an exercise price of $0.018 per share. The fair value of these warrants of $13,000 is determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2008 is being taken into income over the period of the guarantee, which is twelve months. During the year ended December 31, 2008, $1,000 (2007 - $1,000) has been recorded in interest expense related to the above warrants and $1,000 will be expensed in 2009. During the year ended December 31, 2008, $11,000 (2007 - $4,000) has been recorded in non-cash amortization costs related to the above warrants and $8,000 will be expensed in 2009.

     In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the year ended December 31, 2008, $1,000 (2007 - $1,000) has been recorded in interest expense related to the loans. The loans were repaid in January 2008. Included in accrued liabilities for 2007 for this transaction is $142,000.

14.     EARNINGS  (LOSS)  PER  SHARE:
        -----------------------------

          The (loss) earnings per share calculations (basic and diluted) for the years ended December 31, 2008 and 2007 are based upon the weighted average number of common shares outstanding during each period. There were no reconciling items in the numerator or denominator of the loss per share calculations in either of the periods presented. Options to purchase 2,150,000 and 2,057,000 shares of common stock with a weighted average exercise price of $0.09 and $0.10 were outstanding at December 31, 2008 and 2007, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. Convertible debentures and warrants were also not included in the weighted average number of shares outstanding because their effect would be anti-dilutive.

15.     STOCK-BASED  COMPENSATION:
        --------------------------

     The Company's 1997 Stock Incentive Plan of Sentry (the "1997 Plan"), which is shareholder approved, permits the granting of common share options and shares to its employees for up to 6,369,365 shares of common stock as stock-based compensation. This plan expired as of January 14, 2007 and as such, there were no remaining shares available for grant under this plan at December 31, 2008. The plan was renewed on May 18, 2007 (the "2007 Plan"), is shareholder approved and permits the granting of common share options and shares to its employees for up to 5,000,000 shares of common stock as stock-based compensation. As of December 31, 2008, there were 4,283,500 common shares available for grants under this Plan. The stock option committee may grant awards to eligible employees in the form of stock options, restricted stock awards, phantom stock awards or stock appreciation rights. Stock options may be granted as incentive stock options or non-qualified stock options. Such options normally become exercisable at a rate of 20% per year over a five-year period and expire ten years from the date of grant.

     There was no cash received from exercise of options during either 2008 or 2007.

     The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

                                     Years Ended December 31,
                                     ========================
                                      2008              2007
                                     ------            ------

 Risk-free interest rate              2.5%              4.82%
 Expected dividend yield               0%                0%
 Expected lives                      2 years          2 - 5 years
 Expected volatility                   77%               80%

The following table represents the Company's stock options granted, forfeited or expired and exercised during the years ended December 31, 2008 and 2007:

                                                                 Weighted
                                     Number of      Weighted      Average      Aggregate
                                      Shares         Average     Remaining     Intrinsic
                                     Subject to     Exercise    Contractual      Value
                                     Issuance         Price        Term         ($000)
                                     ----------     --------    -----------    ----------
Outstanding at January 1, 2007        2,145,500      $ 0.16     7.9 years      $     0
Granted                                 511,500        0.06
Exercised                                     -           -                    $     -
Forfeited                              (535,000)       0.10
Expired                                 (65,000)       1.84
                                      ----------     -------
Outstanding at December 31, 2007      2,057,000      $ 0.10     7.5 years      $    71
Granted                                 225,000        0.06
Exercised                                     -           -                    $     -
Forfeited                              (129,000)       0.16
Expired                                  (3,000)       2.37
                                      ----------     -------
Outstanding at December 31, 2008      2,150,000      $ 0.09     6.8  years     $     -
                                     ===========     =======    ==========     ========

EXERCISABLE AT DECEMBER 31, 2008      1,606,000      $ 0.09     6.7 YEARS      $     -
                                     ===========     =======    ==========     ========

     The aggregate intrinsic value of options represents the excess of market price of the Company's stock over the weighted average exercise price of the price of the outstanding and exercisable option shares. At December 31, 2008, the aggregate intrinsic value of options has been shown as $0 because the exercise price of outstanding and exercisable option shares exceeded the period-end market price of the Company's common stock.

     The compensation cost recognized in income for stock-based compensation was $22,000 for 2008 and $26,000 for 2007.

     As of December 31, 2008, there was $31,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years.

     The weighted average grant date fair value of options per share granted during the year was $0.03 in 2008 and $0.04 in 2007.

     The  following  is  a  summary  of  stock  options as of December 31, 2008:

                                               Options Outstanding                         Options Exercisable
                                  ---------------------------------------------         --------------------------
                                                                                                        Weighted-
                                                   Weighted-     Weighted-average                        average
                                  Number of         average          Exercise             Number of      Exercise
Range of  Exercise Prices          Options      Remaining Life        Price                Options        Price
-------------------------         ---------     --------------   ----------------       ------------   -----------
$0.05 to $0.07                     934,000        7.2  years       $    0.06               750,000      $   0.06
$0.09 to $015                    1,200,000        6.7  years            0.10               840,000          0.10
$0.31 to $0.62                      16,000        0.3  years            0.56                16,000          0.56
                                 ---------        ----------       ---------            ----------      --------
$0.05 to $0.62                   2,150,000        6.8  years       $    0.09             1,606,000      $   0.09
                                 ---------        ----------       ---------            ----------      --------


     The  following  is  a  summary  of  stock  options as of December 31, 2007:

                                               Options Outstanding                         Options Exercisable
                                  ---------------------------------------------         --------------------------
                                                                                                        Weighted-
                                                   Weighted-     Weighted-average                        average
                                  Number of         average          Exercise             Number of      Exercise
Range of  Exercise Prices          Options      Remaining Life        Price                Options        Price
-------------------------         ---------     --------------   ----------------       ------------   -----------

$0.05 to $0.07                     749,000        7.4  years        $    0.06              499,000      $   0.06
$0.09 to $015                    1,275,000        7.7  years             0.10              690,000          0.11
$0.31 to $0.62                      28,000        1.1  years             0.59               28,000          0.59
$2.00 to $2.37                       5,000        0.1  years             2.22                5,000          2.22
                                 ---------        ----------        ---------            ---------      --------
$0.05 to $2.37                   2,057,000        7.5  years        $    0.10            1,222,000      $   0.11
                                 ---------        ----------        ---------            ---------      --------

a)     Warrants
       --------

As of December 31, 2008, Sentry had outstanding warrants for 61,519,488 (2007 - 27,718,123) common shares issued in connection with various financing arrangements. The warrants have exercise prices ranging from $0.018 to $0.17 (2007 - $0.05 to $0.17) and expire from January 22, 2009 through November 14, 2010.

16.     REVENUES  BY  PRODUCT  LINE:
        ---------------------------
                                                      December 31,
                                               =========================
                                                2008               2007
                                               ------             ------
                                                    (In thousands)

Electronic Article Surveillance (EAS)        $   5,484         $  6,656
Video Surveillance Systems (VSS)                   510              501
SentryVision                                     4,865            3,894
Service, installation and other revenues         1,849            2,447
                                             ----------        ---------
Total revenues                               $  12,708         $ 13,498
                                             ==========        =========


17.     FINANCIAL  INSTRUMENTS:
        ----------------------

     Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

        Currency  Risk
        --------------

     The Company is exposed to currency risk as some of the Company's sales and purchases are incurred in Canadian dollars resulting in Canadian denominated accounts receivable and accounts payable. A portion of its expenses is incurred in Canadian dollars and Euros, which would result in foreign denominated accounts payable. In addition, certain of the Company's cash is denominated in Canadian dollars. These balances are therefore subject to gains and losses due to fluctuations in those currencies.

      Credit  Risk
      ------------

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable.
Concentrations of credit risk with respect to these receivables are limited as the Company conducts regular assessments of credit issues. The Company grants credit to customers who are principally in the retail industry and libraries. During 2008, revenues from one customer totaled 11% of total revenues and revenues from another customer totaled 10% of total revenues; no other customer accounted for more than 10% of total revenues. During 2007, revenues from one customer represented approximately 18% of total revenues; no other customer accounted for more than 10% of total revenues. The Company believes that there is no unusual exposure associated with the collection of these receivables.

     Interest  Risk
     --------------

     The Company is exposed to interest risk on its bank indebtedness, demand loan and revolving line of credit.


ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

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

Annual  Report  of  Management  on  Internal  Control  over  Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 (the end of our fiscal year), based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

                                    --------
                                    PART III
                                    --------


ITEM 10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
--------     --------------------------------------------------------

DIRECTORS

The following sets forth information regarding the persons serving as Directors of Sentry:

PETER L. MURDOCH, age 55, has been the President and Chief Executive Officer, Director and Chairman of the Board since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing Director and President of ID Security Systems Canada, Inc. since its inception in 1987 until its acquisition by Sentry. From 1997 through 2004, he served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc., Mr. Murdoch was Vice President of Sales for Catalyst International Business Systems. He is an economics graduate from the University of Western Ontario. Mr. Murdoch's term as a Director expires at the next Annual Meeting.

ROBERT D. FURST, JR., age 56, has been a Director of Sentry Technology since its inception. Prior thereto he was a Director of Video Sentry Corporation, our predecessor, from January 1993 until February 1997. He was Chairman of the Board of Video Sentry from July 1996 and Chief Executive Officer from August 1996 until February 1997. Mr. Furst was one of the original shareholders of Video Sentry. He is also a founder and managing principal of Alternative Strategy Advisers LLC, an alternative investment management firm. Mr. Furst is a member of the Chicago Board of Trade and has been a securities and commodities trader since 1980. Mr. Furst is a continuing director on the Board of Directors after the completion of the Dialoc ID Investment. Mr. Furst's term as a Director expires at the next Annual Meeting.

JONATHAN G. GRANOFF, age 58, has been a Director of Sentry Technology since January 8, 2001. Mr. Granoff is the President of the Global Security Institute and United Nations representative for Lawyers Alliance for World Security. He is also Chairman of the American Bar Association Committee on Arms Control and Disarmament. Mr. Granoff has been in the practice of law since 1979. Formerly Mr. Granoff served at Nutri Systems Inc. as an attorney and Director of Franchising. Mr. Granoff's term as a Director expires at the next Annual Meeting.

 NAME                    AGE      OFFICE
--------------------     ---      ------
Peter  L.  Murdoch       55       Our  President  and  Chief Executive Officer
                                  since January 8, 2001. Mr. Murdoch has extensive experience in the retail security industry as well as in the sales of technology-based products. He was Managing
                                  Director  of  ID  Security  Systems  Canada,
                                  Inc. since its inception in 1987. Beginning in 1997 he has served as member of the management committee of Dialoc ID. Prior to joining ID Security Systems Canada, Inc.,
                                  Mr. Murdoch was Vice President  of  Sales  for
                                  Catalyst  International  Business  Systems.
                                  He is an economics  graduate  from  the
                                  University  of  Western  Ontario.

Joan  E.  Miller         54       Joan  Miller  has  been the Vice President -
                                  Finance since January 1, 2007. In this capacity Ms. Miller is responsible for all accounting functions and financial reporting.
                                  Prior to that, Ms. Miller was the Vice
                                  President  - Controller of Sentry since July
                                  2000, the Controller of Knogo North America
                                  Inc.  since  December  1986  and  Assistant
                                  Controller for Knogo Corporation since
                                  November 1980.  Prior to joining Sentry, Ms.
                                  Miller worked for Harman  Kardon  Inc. as
                                  Assistant Controller from June 1976 to
                                  November 1980 and as Cost Accounting Manager from December 1975 to June 1976. Ms. Miller is a graduate from Hofstra University and is a Certified Public Accountant.


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

Based solely on a review of the copies of reports furnished to the Company, or written representations, the Company believes that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with, except the following: (i) Robert D. Furst, Jr., a member of the Board, filed a late report on Form 5 on March 10, 2009 with the SEC, for the granting of warrants for 4,625,000 shares of the Company's common stock at an exercise price of $0.10 per share, which was granted on May 1, 2008 and for the granting of stock options to purchase 75,000 shares of the Company's common stock at an exercise price of $0.06 per share, which was granted on August 13, 2008; (ii) Peter L. Murdoch, the Company's President, CEO and member of the Board, filed a late report on Form 5 on March 11, 2009 with the SEC, for the granting of warrants for 5,625,000 shares of the Company's common stock at an exercise price of $0.10 per share, which was granted on May 1, 2008; and for the grant of warrants for 1,370,833 shares of the Company's common stock at an exercise price of $0.018 per share, which was granted on November 14, 2008; and (iii) Jonathan
G. Granoff, a member of the Board, filed a late report on Form 5 on March 16, 2009 with the SEC, for the granting of stock options to purchase 75,000 shares of the Company's common stock at an exercise price of $0.06 per share, which was granted on August 13, 2008.

Please note that both Mr. Furst and Mr. Murdoch had warrants and stock options expire during 2008. Mr. Furst had 3,000 stock options expire on February 12, 2008; 1,150,000 warrants expired on April 28, 2008 and 2,594,340 warrants expired on December 15, 2008. Mr. Murdoch had 1,725,000 warrants expire on April 28, 2008 and 2,594,340 warrants expired on December 15, 2008.

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



ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

SUMMARY COMPENSATION TABLE

                                                                             NON-EQUITY
                                                                             INCENTIVE     NONQUALIFIED
                                                          STOCK    OPTION      PLAN         DEFERRED        ALL OTHER
                                       SALARY    BONUS    AWARDS   AWARDS   COMPENSATION   COMPENSATION    COMPENSATION     TOTAL
NAME & PRINCIPAL            YEAR         ($)      ($)      ($)       ($)        ($)        EARNINGS ($)        ($)           ($)
  POSITION
Peter L. Murdoch,
President & CEO (1)         2007       183,760     -        -         -          -              -            41,894 (2)    225,654
                            2008       184,240     -        -         -          -              -            59,109 (2)    243,349

Joan E. Miller,             2007       124,663     -        -      2,369 (3)     -              -               -          127,032
 VP Finance                 2008       138,327     -        -         -          -              -               -          138,327

(1) Mr. Murdoch received no salary increase in 2008. A portion of his pay is designated in Canadian dollars, which translated into higher US dollars in 2008 when compared to 2007.
(2)   Represents interest paid in relation to personal loan guarantees issued.
(3) Represents the compensation costs recognized for financial statement reporting purposes in 2007 for the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R.
      (See Note 15 under the caption "Stock-Based Compensation" to the accompanying financial statements.)

As to various items of personal benefits, we have concluded that the aggregate amount of such benefits with respect to each individual does not exceed $10,000.

OPTIONS GRANTED IN LAST FISCAL YEAR

There  were  no  options  granted  to  executives  during  2008.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END

The following table sets forth for each of the persons named in the Summary Compensation Table the number of options exercised during 2008 and the amount realized by each such officer. In addition, the table shows the number of options that the named executive officer held as of December 31, 2008, both exercisable and unexercisable, and the value of such options as of that date.

                                 Option Awards                                              Stock Awards
             ----------------------------------------------------------------  -----------------------------------------------------
                                                                                                       Equity
                                                                                                    Incentive Plan
                                        Equity Incentive                                    Market    Awards:       Equity Incentive
                                          Plan Awards:                          Number     Value of   Number of       Plan Awards
                Number       Number of      Number of                          of Shares   Shares or  Unearned      Market or Payout
                  of        Securities    Securities                           or Units    Units of   Shares, Units    Value of
              Securities    Underlying    Underlying                           of Stock      Stock    or Other      Unearned Shares,
              Underlying    Unexercised   Unexercised    Option     Option     That Have   That Have  Rights That    Units or Other
              Options(#)    Options (#)     Unearned     Exercise  Expiration     Not         Not     Have Not      Rights that Have
    Name      Exercisable   Unexercisable   Options (#)  Price ($)   Date      Vested(#)   Vested ($)  Vested (#)     Not Vested ($)
     (a)          (b)           (c)            (d)          (e)       (f)         (g)         (h)         (i)            (j)

Peter L. Murdoch   -             -              -            -         -           -           -           -              -

Joan E. Miller   100,000         -              -          0.07     7/17/2010      -           -           -              -
                  60,000      40,000            -          0.09     8/12/2015      -           -           -           $ 400
                  31,600      18,400            -          0.07     5/29/2017      -           -           -           $ 200


EMPLOYMENT AGREEMENTS AND COMPENSATION OF EXECUTIVE OFFICERS;
CHANGE OF CONTROL ARRANGEMENTS

The Board set Peter L. Murdoch's compensation, in the capacity of President, at an annual salary of approximately $184,000, in 2008 and $184,000 in 2007.

The Chief Executive Officer approves the compensation paid to our other executive officers. The Board of Directors determines the amount of shares and exercise prices for any stock option grants under our 2007 Stock Incentive Plan, and the amount of our matching contribution percentage under our Retirement Savings 401(k) Plan, respectively.

Currently, Ms. Joan Miller is compensated pursuant to a written employment agreement. This agreement renews automatically on April 1st for one-year terms. Additionally, Ms. Miller will receive three months salary if the contract is not
renewed.   Her  annual  salary  for  2009  is  presently  $140,000.


COMPENSATION OF DIRECTORS

                                                                                  Nonqualified
                       Fees                                                        Deferred
                     Earned or                   Option         Non-Equity       Compensation      All
                    Paid in Cash    Stock         Awards       Incentive Plan      Earnings       Other
     Name             ($) (1)      Awards ($)   ($) (2) (3)   Compensation ($)       ($)       Compensation ($)   Total ($)

      (a)              (b)            (c)           (d)             (e)              (f)            (g)             (h)

Robert D. Furst,       5,000           -          1,933 (2)          -                -              -             6,933
  Director

Jonathan G. Granoff,   5,000           -          1,933 (2)          -                -              -             6,933
   Director

Brookfield Technology
Fund, Observer         5,000           -          1,933 (2)          -                -              -             6,933


(1) Each Director and Brookfield Technology Fund, in its capacity as an Observer, accrued an annual retainer of $5,000 each for 2008, which has not yet been paid. Mr. Murdoch, who is also our full-time employee, receives no additional compensation for his service as a Director.

(2) Represents the compensation costs recognized for financial statement reporting purposes in 2008 for the fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R. (See
     Note 15 under the caption "Stock-Based Compensation" to the accompanying financial statements.)

(3) Each non-employee Director is eligible to participate in our 2007 Stock Incentive Plan. In August 2008, Mr. Furst, Mr. Granoff and the Brookfield Technology Fund each received options to purchase 75,000 shares of our common stock at exercise prices of $0.06 per share, which was the market price on the date of grant. The options were exercisable immediately and expire after 10 years.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth the beneficial ownership of our common stock at March 13, 2009, as to each (i) beneficial owner of five percent or more of the common stock, (ii) Sentry Director, (iii) executive officer of Sentry, and (iv) all Directors and executive officers as a group. On March 13, 2009, 120,743,804 shares of common stock were outstanding.

NAME AND ADDRESS OF BENEFICIAL OWNERS
-------------------------------------

                                               SHARES OF              PERCENT
DIRECTORS AND EXECUTIVE OFFICERS              COMMON STOCK          OF CLASS (1)
--------------------------------              ------------          ------------
Peter L. Murdoch (5)                           91,194,356 (2)           59.9%
c/o  Saburah Investments Inc.
28 Voyager Court South
Toronto, Ontario M9W 5M7

Robert D. Furst, Jr.                           42,947,802 (3)           29.5%
c/o Alternative Strategies Advisors LLC
601 Carlson Parkway, Suite 610
Minnetonka, MN 55305

Joan E. Miller                                    264,100 (4)              *
Jonathan G. Granoff                               340,000 (5)              *
All Sentry Directors and executive officers
    as a group (4 persons)                    134,746,258 (6)           75.8%

---------------------------------
*     Less than one percent

1) Based on 120,743,804 shares of common stock outstanding as of March 13, 2009. Each figure showing the percentage of outstanding shares beneficially owned has been calculated by treating as outstanding and owned the shares of common stock that could be purchased by the indicated person within 60 days upon the exercise of stock options.

2) Includes 57,553,596 shares of common stock held by Saburah Investments Inc. of which Mr. Murdoch is the 100% owner and 31,479,260 shares of common stock issuable upon the exercise of stock warrants exercisable within 60 days of the date hereof.

3) Includes 25,023,228 shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days of the date hereof. Mr. Furst also holds a warrant to purchase 2,500,000 common shares from Saburah investments Inc., which are excluded from the shares owned. Shares subject to this warrant will be issued from shares currently owned by Saburah.

4) Includes 191,600 shares of common stock issuable upon the exercise of stock options exercisable within 60 days from the date hereof.

5) Includes 280,000 shares of common stock exercisable upon the exercise of stock options exercisable within 60 days from the date hereof.

6) Includes 56,974,088 shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days from the date hereof.

------
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE
           -----------------------------------------------------------

       a)     Royal  Bank  of  Canada
              -----------------------

The maximum borrowing under the demand loan facility was Canadian $3.6 million (U.S. $2.9 million). RBC increased the borrowing base formula by Canadian $1.0 million (U.S. $817,000) in exchange for additional security provided by two of the Company's directors. Borrowings under the facility are subject to certain limitations based on a percentage of eligible accounts receivable and inventory as defined in the agreement. Interest is payable at a rate of RBC's prime rate (3.5% at December 31, 2008), plus 2.75% per annum. Borrowings under this facility are secured by substantially all of the Company's assets. As of December 31, 2008, the Company exceeded its facilities under the lending formula by approximately Canadian $670,000 (U.S. $547,000)(subject to the above limitations) under the demand loan. RBC agreed to forbear from the exercise of its rights and remedies under the security in respect of the indebtedness until October 31, 2008 or earlier in the event of the occurrence of default in accordance with the Forbearance Agreement, which was finalized on May 29, 2008. In accordance with the Forbearance Agreement the maximum borrowings were reduced to Canadian $3,175,000 (U.S. $2,593,000) and the interest rate was increased from RBC's prime rate plus 2.75% per annum to RBC's prime rate plus 3.25% per annum.

As of October 31, 2008, the Forbearance Agreement with RBC expired. On November 12, 2008, the Company and RBC extended the Forbearance Agreement to May 15, 2009. In accordance with the Forbearance Agreement extension, the maximum borrowings were reduced to Canadian $3,000,000 (U.S. $2,449,800) and the interest rate was further increased from RBC's prime rate plus 3.25% per annum to RBC's prime rate plus 3.75% per annum. At December 31, 2008 borrowings were at Canadian $2,900,000 (U.S. $2,368,000). There is no assurance that further extensions will be obtained.

In consideration for the guarantees provided by Mr. Murdoch and Mr. Furst to RBC, the Company paid a fee of $43,000, shared between them, paid in twelve equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.9 million shares of the Company's common stock, at an exercise price of $0.10 per share. The fair value of these warrants of $120,000 was determined in accordance with SFAS No. 123R and beginning in June 2006 was taken into income over the period of the guarantee, which was one year. These guarantees expired in June 2007 and were subsequently renewed in July 2007 until April 30, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $40,000, shared between them, paid in ten equal monthly installments. As additional consideration, they received fully-vested, two- year warrants to purchase approximately 7.4 million common shares of the Company at an exercise price of $0.065 per share. The fair value of these warrants of $164,000 was determined in accordance with SFAS No. 123R and beginning in July 2007 was taken into income over the period of the guarantee, which was ten months. These guarantees expired in April 2008 and were subsequently renewed in May 2008 until December 31, 2008. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $33,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $150,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. These guarantees expired in December 2008 and were renewed until July 30, 2009. In consideration of these guarantees renewals, Mr. Murdoch and Mr. Furst will receive a fee of $24,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 13.2 million common shares of the Company at an exercise price of $.018 per share. The fair value of these warrants of $124,000 was determined in accordance with SFAS No. 123R and beginning in January 2009 is being taken into income over the period of the guarantee.

     During the year ended December 31, 2008, $49,000 (2007 - $43,000) has been recorded in interest expense related to the above warrants. During the year ended December 31, 2008, $216,000 (2007 - $148,000) has been recorded in non-cash  amortization  costs  related  to  the  above  warrants.

     b)     Tradition  Capital  Bank
            ------------------------

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

On September 25, 2007, Mr. Murdoch and Mr. Furst agreed to provide Tradition Capital Bank additional personal guarantees totaling $500,000, which increased the maximum the Company could draw to $1,050,000, until April 30, 2008, under the same terms and conditions as listed above. In consideration of the guarantees, Mr. Murdoch and Mr. Furst received a fee of $15,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 2.5 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $89,000 was determined in accordance with SFAS No. 123R and beginning in October 2007 was taken into income over the period of the guarantee, which was seven months. On April 30, 2008 the above loan facility and related guarantees expired and were renewed until December 31, 2008. Interest is payable at the reference rate (Wall Street Journal prime, with an interest rate floor of 5.5%, currently 3.25%), plus 1.0% per annum. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst received a fee of $35,000, shared between them, paid in eight equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 5.3 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $157,000 was determined in accordance with SFAS No. 123R and beginning in May 2008 was taken into income over the period of the guarantee, which was eight months. On December 31, 2008 the above loan facility and related guarantees expired and were renewed until July 31, 2009 under similar terms and conditions. At December 31, 2008 borrowings were at the maximum amount available. In consideration of these guarantee renewals, Mr. Murdoch and Mr. Furst will receive a fee of $31,000, shared between them, paid in seven equal monthly installments. As additional consideration, they received fully-vested, two-year warrants to purchase approximately 17.0 million common shares of the Company at an exercise price of $.018 per share. The fair value of these warrants of $160,000 was determined in accordance with SFAS No. 123R and beginning in January 2009 is being taken into income over the period of the guarantee, which is seven months. There is no assurance that further extensions will be obtained.

During the year ended December 31, 2008, $53,000 (2007 - $31,000) has been recorded in interest expense related to the above warrants. During the year ended December 31, 2008, $245,000 (2007 - $178,000) has been recorded in non-cash  amortization  costs  related  to  the  above  warrants.


    c)     Palm  Beach  Public  Library  -  Letter  of  Credit
           ---------------------------------------------------

In August 2007, Mr. Murdoch agreed to provide a personal guarantee for a Letter of Credit of $49,350 for a period of one year in favor of Palm Beach Public Library that the Company was unable to obtain on its own in order to complete a sale of the Company's self-service library systems. In consideration of this guarantee Mr. Murdoch received a fee of $2,000 paid in twelve equal monthly installments. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 0.2 million common shares of the Company at an exercise price of $0.10 per share. The fair value of these warrants of $10,000 was determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2007 was taken into income over the period of the guarantee, which was twelve months. This letter of credit and related guarantee expired in August 2008 and was subsequently renewed in August 2008 until August 2009. In consideration of this guarantee renewal, Mr. Murdoch will receive a fee of $2,000 paid over the next twelve months. As additional consideration, he received fully-vested, two-year warrants to purchase approximately 1.4 million common shares of the Company at an exercise price of $0.018 per share. The fair value of these warrants of $13,000 is determined in accordance with SFAS No. 123R "Share-Based Payment," and beginning in August 2008 is being taken into income over the period of the guarantee, which is twelve months. During the year ended December 31, 2008, $1,000 (2007 - $1,000) has been recorded in interest expense related to the above warrants and $1,000 will be expensed in 2009. During the year ended December 31, 2008, $11,000 (2007 - $4,000) has been recorded in non-cash amortization costs related to the above warrants and $8,000 will be expensed in 2009.

    d)    Airport  -  Bid  Bond
          ---------------------

In December 2007, Mr. Murdoch, Sentry's CEO and director, and Mr. Furst, a Sentry director, agreed to lend the Company $141,000 ($81,000 and $60,000, respectively) to secure a bid that the Company was unable to obtain on its own to sell products to an airport facility. In consideration of the loans, Mr. Murdoch and Mr. Furst received interest for the period of the loan at the Bank of America's prime rate (7.25%) plus 1% per annum. During the year ended December 31, 2008, $1,000 (2007 - $1,000) has been recorded in interest expense related to the loans. The loans were repaid in January 2008. Included in accrued liabilities for 2007 for this transaction is $142,000.

    e)    Director  Independence
          ----------------------

     Jonathan G. Granoff is the sole independent director as determined in accordance with Rule 4200 of the NASD.


ITEM  14. PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES
------------------------------------------------------

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of SF Partnership, LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. The board of directors approved all of the services provided and fees charged by SF Partnership, LLP in 2008 and 2007.

AUDIT  FEES

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q by SF Partnership, LLP in 2008 and Form 10-QSB in 2007 were $89,000 and $84,000, respectively, net of expenses.


AUDIT-RELATED  FEES

There were no other fees for 2008 and 2007 billed by SF Partnership, LLP for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.


TAX  FEES

There were no other fees billed by our independent auditors during the last two fiscal years for tax compliance.

ALL  OTHER  FEES

There were no other fees billed by our independent accountants during the last two fiscal years for products and services provided.

ITEM  15.  EXHIBITS
-------------------

2.1 Stock Purchase Agreement, dated April 29, 2004, by and between Sentry Technology Corporation and Saburah Investments, Inc. Incorporated by reference to Exhibit 2.1 to Company's Form 8-K as filed with the Securities and Exchange Commission on July 14, 2004.

3.1 Amended and Restated Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on April 26, 2005. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2006.

3.2 Certificate of Amendment of Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on May 27, 2005. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2006.

3.3 Certificate of Amendment of Certificate of Incorporation of Sentry Technology Corporation, as filed with the Delaware Secretary of State on May 17, 2007. Incorporated by reference to Exhibit 3.1 to Company's Form 8-K as filed with the Securities and Exchange Commission on May 29, 2007.

3.4  Amended and Restated Bylaws of the Company. Incorporated by reference to
     Exhibit 3.3 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2006.

4.1 Convertible Debenture, dated April 30, 2004, issued by Sentry Technology Corporation to Brascan Technology Fund, Inc. Incorporated by reference to
     Exhibit 4.1 to Company's Form 8-K as filed with the Securities and Exchange Commission on July 14, 2004.

4.2 Warrant Certificate, dated April 30, 2004, issued by Sentry Technology Corporation to Brascan Technology Fund, Inc. Incorporated by reference to
     Exhibit 4.2 to Company's Form 8-K as filed with the Securities and Exchange Commission on July 14, 2004.

4.3 Stakeholders Rights Agreement, dated April 30, 2004, by and among Sentry Technology Corporation, Peter Murdoch, Robert Furst, Saburah Investments Inc., and Brascan Technology Fund Inc. Incorporated by reference to Exhibit
     4.3 to Company's Form 8-K as filed with the Securities and Exchange Commission on July 14, 2004.

10.1 2007 Company Stock Incentive Plan. Incorporated by reference to Exhibit
     10.1 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2008.

10.2 Retirement Savings 401(k) Plan. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 21, 1997 (No. 333-20135).

10.3 Lease Agreement dated September 16, 2003 between Sentry Technology Corporation and G & J Lakeland Realty Corp. Incorporated by reference to
     Exhibit 10.35 to the Company's Form 10-QSB as filed with the Securities and Exchange Commission on November 6, 2003.

10.4 Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated April 19, 2005. Incorporated by reference to
     Exhibit 10.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 18, 2005.

10.5 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated May 12, 2005. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 18, 2005.

10.6 Postponement and Subordination Agreement between Brascan Technology Fund, Royal Bank of Canada and Sentry Technology Canada Inc. dated May 12, 2005. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 18, 2005.

10.7 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated January 23, 2006. Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2006.

10.8 Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated May 15, 2006. Incorporated by reference to
     Exhibit 10.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on May 31, 2006.

10.9 Amendment to Credit Facility Letter Agreement between Sentry Technology Canada Inc. and Royal Bank of Canada dated November 27, 2006. Incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 28, 2007.

10.10 Revolving Credit Agreement between Tradition Capital Bank and Sentry Technology Corporation, dated September 26, 2007. Incorporated by reference to Exhibit 10.10 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2008.

10.11 Forbearance Agreement dated May 29, 2008 among Royal Bank of Canada, Sentry Technology Canada, Inc., Sentry Technology Corporation and Custom Security Industries, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2008.

10.12 Forbearance Agreement - Extension dated as of November 12, 2008 among Royal Bank of Canada, Sentry Technology Canada, Inc., Sentry Technology Corporation and Custom Security Industries, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2008.

14 2007 Code of Ethics. Incorporated by reference to Exhibit 14 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2008.

21 Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 17, 2006.

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

SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SENTRY  TECHNOLOGY  CORPORATION


                       By:     /s/  Joan  E.  Miller
                               ------------------------------------
                               Joan  E.  Miller
                               Vice  President-Finance  and  Treasurer
                              (Principal  Financial  and  Accounting  Officer)


Dated:  March 16,  2009


In accordance with the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                         Title                              Date
---------                ------------------------------------        ----

/s/ Peter L. Murdoch     Chief Executive Officer and Director     March 16, 2009
----------------------
Peter L. Murdoch

/s/ Joan E. Miller       Vice President-Finance and Treasurer     March 16, 2009
----------------------   (Principal Financial and Accounting
Joan  E.  Miller               Officer)

/s/ Robert D. Furst, Jr.          Director                        March 16, 2009
------------------------
Robert D. Furst, Jr.

                                  Director                        March 16, 2009
------------------------
Jonathan G. Granoff



EXHIBIT  INDEX
--------------

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